Form 10-Q
period 2012-06-30
Caldera Pharmaceuticals Inc
filed 2012-08-10
CIK 1518520

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number:  000-54748

CALDERA PHARMACEUTICALS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-0982060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

278 DP Road, Suite D
Los Alamos, New Mexico 87544
 (Address of principal executive offices) (Zip Code)

(505) 661-2420
 (Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*
Yes☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes   ☐      No ☒

Number of shares of common stock outstanding as of August 10, 2012 was 4,302,270.

* The Company has filed all required reports but has not been subject to the reporting requirements for more than 90 days.

CALDERA PHARMACEUTICALS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash	$149,064	$678,300
Accounts receivable, net	206,744	30,505
Prepaid expenses	107,957	15,616

Total current assets	463,765	724,421

Non-current assets:
Intangible assets, net	620,416	646,258
Plant and equipment, net	230,952	243,778

	851,368	890,036

TOTAL ASSETS	$1,315,133	$1,614,457

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$635,578	$572,715
Other payables and accrued expenses	158,304	146,823
Loans payable	98,351	29,748
Dividends payable	77,874	87,457

Total current liabilities	970,107	836,743

Non-current liabilities:
Loans payable	356,959	241,204

	356,959	241,204

TOTAL LIABILITIES	1,327,066	1,077,947

Convertible Redeemable Preferred Stock
Series “A” Convertible Redeemable Preferred Stock, $0.001 par value, Authorized: 400,000 shares and 10,000,000 shares, 341,607 and 331,519 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively, liquidation preference is $5.70 per share.	2,065,392	2,005,035

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, authorized 50,000,000 shares, 4,956,270 and 4,945,620 shares issued and, 4,302,270 and 4,291,620 outstanding as of June 30, 2012 and December 31, 2011 respectively.	4,957	4,946
Additional paid in capital	4,643,913	4,542,646
Treasury stock, at cost	(473)	(473)
Accumulated deficit	(6,725,722)	(6,015,644)

Total stockholders' deficit	(2,077,325)	(1,468,525)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,315,133	$1,614,457

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter ended June 30, 2012	Quarter ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011

Sales	$493,288	$23,099	$871,025	$314,743

Cost of sales	174,488	42,078	352,124	184,829

Gross profit/(loss)	318,800	(18,979)	518,901	129,914

Operating expenses:
Selling, general and administrative expenses	597,547	512,536	1,076,038	969,269
Depreciation	19,932	16,386	39,024	32,266
Amortization	12,921	12,921	25,842	25,842
Total operating expenses	630,400	541,843	1,140,904	1,027,377

Operating loss	(311,600)	(560,822)	(622,003)	(897,463)

Other income/(expense)
Other income	-	7,188	-	7,188
Interest income	139	-	494	-
Interest expense	(4,392)	(4,362)	(7,838)	(9,350)

Total other income/(expense)	(4,253)	2,826	(7,344)	(2,162)

Loss before income tax	(315,853)	(557,996)	(629,347)	(899,625)

Provision for income taxes	-	-	-	-

Net loss	(315,853)	(557,996)	(629,347)	(899,625)

Deemed preferred stock dividends	-	(71,517)	(2,857)	(78,430)
Preferred stock dividends	(39,070)	(19,349)	(77,874)	(19,608)

Net loss applicable to common stock	$(354,923)	$(648,862)	$(710,078)	$(997,663)

Net loss per common stock: -
Basic and diluted	$(0.08)	$(0.13)	$(0.17)	$(0.20)

Weighted average number of common stock outstanding: -
Basic and diluted	4,302,270	4,894,261	4,300,456	4,890,540

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Stock		Treasury Stock
	Number of shares	Amount	Amount	Additional Paid-in capital	Accumulated deficit	Total Stockholder’s Equity

Balance at December 31, 2011	4,291,620	$4,946	$(473)	$4,542,646	$(6,015,644)	$(1,468,525)

Unaudited:

Common stock issued in lieu of cash for preferred stock dividend	10,650	11	-	60,694	-	60,705

Fair value of stock options issued to employees	-	-	-	40,573	-	40,573

Net loss	-	-	-	-	(629,347)	(629,347)

Deemed preferred stock dividend	-	-	-	-	(2,857)	(2,857)

Preferred stock dividend	-	-	-	-	(77,874)	(77,874)

Balance at June 30, 2012	4,302,270	$4,957	$(473)	$4,643,913	$(6,725,722)	$(2,077,325)

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30, 2012	Six months ended June 30, 2011

Cash flow from operating activities
Net loss	$(629,347)	$(899,625)
Adjustments for non-cash items:
Depreciation	39,024	32,266
Amortization	25,842	25,842
Stock based compensation payments	40,573	247,422
Interest expense accrual	537	1,553

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(176,239)	164,280
Increase in prepaid expenses	(92,341)	(24,347)
Increase in accounts payable	62,863	259,668
Increase/(decrease) in other payables and accrued expenses	11,481	(16,045)

Net cash used in operating activities	(717,607)	(208,986)

Investing activities
Purchase of plant and equipment	(26,198)	(36,628)

Net cash used in investing activities	(26,198)	(36,628)

Financing activities
Advance on line of credit, net	50,000	-
Advance on commercial loan	148,500	-
Repayment of line of credit	-	(87,784)
Repayment of loan payable	(14,679)	(12,006)
Loan repaid to stockholder	-	(77,600)
Proceeds on Series “A” Preferred stock issued	57,500	1,440,150
Proceeds on Common stock options exercised	-	54,558
Preferred stock dividends paid	(26,752)	-

Net cash provided by financing activities	214,569	1,317,318

Net (decrease)/increase in cash	(529,236)	1,071,704

Cash at the beginning of the period	678,300	117,910

Cash at the end of the period	$149,064	$1,189,614

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$7,301	$7,797

Non cash investing and financing activities:
Common stock issued in lieu of preferred stock dividends	$60,705	$-

Deemed preferred stock dividends relating to warrants issued to preferred stock holders	$2,857	$78,430

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

Caldera Pharmaceuticals, Inc. (“the Company”) is a Delaware corporation with principal offices in Los Alamos, New Mexico. The Company was incorporated in November 2003.

The Company is a drug discovery and pharmaceutical instrument company that is based on a proprietary x-ray fluorescence technology, called XRpro®. Caldera offers what it believes to be uniquely broad and simple technologies to evaluate drug molecules, which increases the efficiency of analyzing and evaluating drug molecules for safety and efficacy at an early and less expensive stage of drug development.

The Company has generated the majority of its revenues to date through Government research contracts and Government grants utilizing its proprietary x-ray fluorescence technology.

2.	ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

In the opinion of management, all adjustments necessary to fairly present the results for the interim periods presented have been made. All adjustments made are of a normal and recurring nature and no non-recurring adjustments have been made in the presentation of these interim financial statements.

Consolidation
The consolidated financial statements include the financial statements of the Company and its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the cost method of accounting, where appropriate. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The entities included in these consolidated financial statements are as follows:

Caldera Pharmaceuticals, Inc. - Parent Company
XRpro Corp. – Wholly owned subsidiary

Estimates
The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts and recovery of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment and intangible assets, and assumptions used in assessing impairment of long-term assets.
All amounts referred to in the notes to the financial statements are in United States Dollars ($) unless stated otherwise.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Contingencies
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against and by the Company or unasserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Fair value of financial instruments
The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, accounts payable and accrued expenses, and advances to suppliers approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Recent accounting pronouncements
Various accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Reporting by segment
No segmental information is presented as the Company only has one significant reporting segment that is Government Revenues.

Intangible assets

a)	License Agreements License agreements acquired by the Company are reported at acquisition value less accumulated amortization and impairments.

b)
Amortization
Amortization is reported in the income statement on a straight-line basis over the estimated useful life of the intangible assets, unless the useful life is indefinite. Amortizable intangible assets are amortized from the date that they are available for use. The estimated useful life of the license agreement is twenty years which is the term of the patent supporting the underlying license agreements.

Assessment of an intangible asset’s residual value and useful life is performed annually.

Plant and equipment
Plant and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Leasehold improvements	5 Years
Laboratory equipment	7 Years
Furniture and fixtures	10 Years
Computer equipment	3 Years
Motor vehicles (used)	2 Years

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Concentrations of credit risk
The Company’s operations are carried out in the USA. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the USA and by the general state of the economy. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Concentration of major customers
The Company currently derives substantially all of its revenues from Government research contracts and Government grants.

These Government research contracts are primarily from two government agencies, The Department of Defense and the National Institutes of Health. In addition to this, Federal grants under the Qualifying Therapeutic Discovery Project Credit were also received in 2011.

Total revenues by customer type are as follows:

	Quarter ended June 30, 2012	Quarter ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011

National Institutes of Health	$493,288	$23,099	$871,025	$126,265
Department of Defense	-	-	-	149,790
Federal Government Grants	-	-	-	38,688

	$493,288	$23,099	$871,025	$314,743

Accounts receivable and other receivables
We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We consider a number of factors when determining reserves for uncollectable accounts; we periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts; we consider whether the historical economic conditions are comparable to current economic conditions, and any other factors that may indicate that the realization of an account may be in doubt.  As a basis for accurately estimating the likelihood of collection has been established, we believe that we use a reasonably reliable methodology to estimate the collectability of our accounts receivable. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The balance of the bad debt provision as at June 30, 2012 and December 31, 2011 was $0. The amount charged to bad debt provision for the six months ended June 30, 2012 and 2011 was $0.

Cash and cash equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with two financial institutions in the USA.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Revenue recognition
Revenue sources consist of government grants, government contracts and commercial development contracts.

We account for our long-term Firm Fixed Price Government contracts and grants associated with the delivery of research on drug candidates, including efficacy, toxicity and pharmacokinetics testing, which collectively provide information concerning the likely feasibility of a drug candidate ultimately becoming approved by the US Food and Drug Administration, using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract. We do not have any refund obligations on our Government contracts for our research conducted on drug candidates.

We generally use the cost-to-cost measure of progress for all of our long-term contracts, unless we believe another measure will produce a more reliable result. We believe that the cost-to-cost measure is the best and most reliable performance indicator of progress on our long-term contracts as all our contract estimates are based on costs that we expect to incur in performing our long-term contracts and we have not experienced any significant variations on estimated to actual costs to date. Under the cost-to-cost measure of progress, the extent of progress towards completion is based on the ratio of costs incurred-to-date to the total estimated costs at the completion of the long-term contract. Revenues, including estimated fees or profits are recorded as costs are incurred.

When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

To a much lesser extent, we enter into fixed fee commercial development contracts that are not associated with the delivery of feasible research on drug candidates and the development of drug candidates. Revenue under such contracts is generally recognized upon delivery or as the development is performed.

Sales and Marketing
Sales and marketing expenses are minimal at present. These costs, if any, are expensed as incurred and included in Selling, general and administrative expenses. The Company expects to incur substantial sales and marketing expenses in future periods to promote its x-ray florescence equipment to drug discovery enterprises.

Research and Development
The remuneration of the Company’s research and development staff, materials used in internal research and development activities, and payments made to third parties in connection with collaborative research and development arrangements, are all expensed as incurred.

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the quarter ended and the six months ended June 30, 2012 was $5,184 and $23,049, respectively.

Patent Costs
Legal costs in connection with approved patents and patent applications are expensed as incurred and classified as Selling, general and administrative expense in our consolidated statement of operations.

Share-Based Compensation
Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the six months ended June 30, 2012 and 2011 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Income Taxes
The Company utilizes SFAS No. 109, Accounting for Income Taxes, included in the Codification as ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Net Loss per Share
Basic net loss per share is computed on the basis of the weighted average number of common stock outstanding during the period.

Diluted net income per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net income per share are excluded from the calculation.

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Dilution is computed by applying the if-converted method for convertible preferred stocks. Under this method, convertible preferred stock is assumed to be converted at the beginning of the period (or at the time of issuance, if later), and preferred dividends (if any) will be added back to determine income applicable to common stock. The shares issuable upon conversion will be added to weighted average number of common stock outstanding. Conversion will be assumed only if it reduces earnings per share (or increases loss per share).

Comprehensive income
Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income.

Related parties
Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company shall disclose all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss applicable to common stockholders of $710,078 and $997,663 during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the Company had an accumulated deficit of $6,725,722. The Company had a working capital deficiency of $506,342 at June 30, 2012. These operating losses and working capital deficiency create an uncertainty about the Company’s ability to continue as a going concern. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital contributions or financing to fund ongoing operations.

4.	PREPAID EXPENSES

Prepaid expenses consists of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Prepayment on Bruker XRpro machine	$79,200	$-
Prepaid royalties	25,000	-
Prepaid maintenance contracts	1,899	13,293
Prepaid insurance	1,858	2,323

	$107,957	$15,616

5.	INTANGIBLE ASSETS

Licenses
In terms of an Exclusive Patent License agreement covering national and international patents entered into with the Los Alamos National Security LLC dated September 8, 2005, the Company has the exclusive right to the use of certain patents covering the following:

●	Method for Detecting Binding Events Using Micro X-Ray Fluorescence Spectrometry;
●	Flow Method and Apparatus for Screening Chemicals Using Micro X-Ray Fluorescence;
●	Method and Apparatus for Detecting Chemical Binding;
●	Drug Development and Manufacturing.

The agreement provides for a term as long as the last surviving patent which is generally a twenty year period from the date of first application.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	INTANGIBLE ASSETS (continued)

In terms of the agreement, The Company issued shares to the Licensor equal to 3% of the issued equity of the Company. The agreement contains anti-dilutive clauses that will ensure that the Licensor maintains at least a 3% shareholding in the Company until the Company achieves equity financing of at least $20 million. The anti-dilutive clauses do not result in a freestanding instrument as they are directly linked to the shareholding that the Licensor currently holds in the Company. Should any percentage of that shareholding be sold to third parties, prior to the triggering of any anti-dilution event, the anti-dilution clause will be void for that percentage of the shareholding sold to third parties.   As of June 30, 2012, the Company has not yet raised the requisite amount of financing.  The Licensor continued to hold, at a minimum 3% of the Company’s common stock.

The agreement has termination provisions as follows; i) at the option of the Licensor; if the Company fails to deliver any reports that are due, fails to pay any royalties or fees due, breaches any material clause of the agreement, or failure to inform the Licensor of a petition to file for voluntary or involuntary bankruptcy; ii) at the option of the Licensee by giving 90 days written notice to the Licensor.

The agreement further provides for an annual royalty to be paid to the Licensee at a rate of 2% per annum on net sales, excluding any sales to Government agencies. The agreement provided for a minimum fee payment of $25,000 per annum for the financial years ended December 31, 2006 to December 31, 2010. Thereafter the minimum fee payment increases to $50,000 per annum up until December 31, 2022. The fee will be deducted from any royalties due in excess of the fee due for that financial year. The Company has not paid any royalties on a percentage basis, and has only paid the minimum fee since entering into the agreement.

Future annual minimum payments required under license agreement obligations at June 30, 2012, are as follows:

Amount

2013	$50,000
2014	50,000
2015	50,000
2016	50,000
2017 and thereafter	300,000

Total	$500,000

Licenses consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Licenses, at cost	$972,000	$972,000
Less: Accumulated amortization	(351,584)	(325,742)

	$620,416	$646,258

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	INTANGIBLE ASSETS (continued)

The aggregate amortization expense charged to operations was $12,921 for each of the three months ended June 30, 2012 and 2011 respectively and $25,842 for each of the six months ended June 30, 2012 and 2011, respectively. The amortization policies followed by the company are described in Note (2).

Amortization expense for future periods is summarized as follows:

Amount

Remainder of fiscal 2012	$25,842
2013	51,684
2014	51,684
2015	51,684
2016	51,684
2017 and thereafter	387,838
Total	$620,416

Patents
The Company has various patents pending or registered in its name. These patents have been internally generated and all costs associated with the research and development of these patents has been expensed.

The patents assigned to Caldera are as follows:
●	Well Plate – apparatus for preparing samples for measurement by x-ray fluorescence spectrometry. Patent filed August 15, 2008
●	Method and Apparatus for measuring Protein Post Translational Modification. Patent filed September 26, 2008.
●	Method and Apparatus for Measuring Analyte Transport across barriers. Patent filed July 1, 2009.

6.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:
	June 30, 2012	December 31, 2011
	(Unaudited)

Leasehold improvements	$6,393	$6,393
Furniture and fittings	7,554	7,114
Laboratory equipment	474,634	462,434
Computer equipment	30,949	29,330
Vehicles	11,939	-
Total	531,469	505,271
Accumulated depreciation	(300,517)	(261,493)
	$230,952	$243,778

The aggregate depreciation charge to operations was $19,932 and $16,386 for the quarter ended June 30, 2012 and 2011, respectively and $39,024 and $32,266 for the six months ended June 30, 2012 and 2011 respectively. The depreciation policies followed by the company are described in Note (2).

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	OTHER PAYABLES AND ACCRUED EXPENSES

	June 30, 2012	December 31, 2011
	(Unaudited)

Credit card liabilities	$16,354	$15,750
Vacation and Sick Pay accrual	103,796	100,771
Payroll liabilities	36,054	28,202
Other	2,100	2,100

	$158,304	$146,823

8.	LOANS PAYABLE

	June 30, 2012	December 31, 2011
Short term portion	(Unaudited)

Los Alamos County Loan	$30,497	$29,748
Los Alamos National Bank revolving draw loan	50,191	-
Los Alamos National Bank commercial loan	17,663	-
	98,351	29,748
Long term portion
Los Alamos County Loan	225,732	241,204
Los Alamos National Bank commercial loan	131,227	-
	356,959	241,204
Total	$455,310	$270,952

The amortization of the principal outstanding on the loans payable is as follows:

Amount

Remainder of fiscal 2012	$23,891
2013	99,475
2014	52,199
2015	55,093
2016	58,076
2017 and thereafter	166,576
Total	$455,310

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	LOANS PAYABLE (continued)

Los Alamos County Loan
The Company entered into a Project Participation Agreement (as Amended) and a Loan Agreement with the Incorporated County of Los Alamos as of September 21, 2006. The Agreement provided for funding up to a maximum of $2,200,000 for the construction of a building and purchase of equipment. The maximum amount of equipment to be funded out of the total available loan of $2,200,000 was $625,000. The term of the loan is 13 years. The loan agreement provided for no repayments for 36 months with 120 equal monthly repayments commencing on September 21, 2009. The interest rate on the loan is 5% per annum. The assets funded in terms of the Project Participation Agreement and the Loan Agreement is to be used as security for the balance of the loan outstanding. The Company made use of the loan to purchase assets amounting to $302,009 during the 2007 financial year. Repayments of the loan commenced on September 21, 2009 at an interest rate of 5% per annum with equal monthly repayments of $3,546.87.

Los Alamos National Bank
The Company entered into a one year revolving draw loan with Los Alamos National Bank for $750,000 as of May 23, 2011. The loan bears interest at a coupon of the Wall Street Journal Prime rate plus 1% with a floor of 4.75% per annum. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other Chattel paper, general intangibles and fixed assets. Interest is payable quarterly. The Company drew $50,000 under this facility during February 2012. This loan expired on May 22, 2012 and was repaid when the Company entered into a new loan agreement on May 23, 2012.

The Company entered into a further one year revolving draw loan with Los Alamos National Bank for $750,000 as of May 23, 2012. The loan bears interest at a coupon of the Wall Street Journal Prime rate plus 1.5% with a floor of 4.75% per annum. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other Chattel paper, general intangibles and fixed assets. Interest is payable quarterly. The Company drew $50,000 under this facility on May 23, 2012 to repay the facility mentioned above.

The Company entered into a single advance commercial loan agreement with Los Alamos National Bank for $148,500 on June 8, 2012. The purpose of this loan is to acquire a Bruker XRpro machine. This loan bears interest at the Wall Street Journal Prime rate plus 1.5% with a floor of 6.00% per annum. This loan expires on June 8, 2019. The loan is repayable in 84 monthly installments of $2,169.30 each, which installment may vary depending on the variable interest rate mentioned above. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other Chattel paper, general intangibles and fixed assets. This loan has been advanced to both the Company and XRpro Corp., a wholly owned subsidiary, jointly and severally and has been guaranteed by Dr. Benjamin Warner and his wife.

9.	CONVERTIBLE REDEEMABLE PREFERRED STOCK

The authorized capital of the Company was increased by 10,000,000 preferred shares with a par value of $0.001 each on March 14, 2011 under terms of a restated and amended articles of Incorporation. The articles of Incorporation were subsequently amended on April 10, 2012 to change the designation of the 10,000,000 preferred shares of $0.001 each, from Series “A” 8% Convertible Preferred shares to 400,000 Series “A” 8% Convertible Preferred shares with a par value of $0.001 each. The remaining 9,600,000 preferred shares remain undesignated.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	CONVERTIBLE REDEEMABLE PREFERRED STOCK (continued)

Series “A” 8% Convertible Preferred Stock and Common Stock Purchase Warrants
An additional 10,088 units of series "A" convertible preferred stock (“Preferred Stock”) and common stock purchase warrants were issued during January 2012, to Series "A" preferred stockholders at a par value of $0.001 per share for a total consideration of $57,500. The Preferred Stock will convert to common stock of the Company at a price of $5.70 per share of Common Stock subject to adjustment for stock splits, stock dividends and any further recapitalizations. The Preferred Stock is subject to voluntary conversion at the option of the stockholder at any time and is mandatory convertible at the option of the Company provided the Company’s common stock is trading on a recognized stock exchange or Over the Counter Bulletin Board and the volume weighted average price of the Company’s common stock is at least $10 per share, subject to stock splits, stock dividends and recapitalizations.

A fair market value for the common stock purchase warrants was performed using the Black-Scholes valuation model and a further $2,857 was credited to the value of the preferred stock as a deemed dividend during the six months, see note 11 below.

The Preferred Stock Holders will receive warrants to purchase shares of the Company’s common stock equal to 100% of the number of shares that they would receive upon conversion of the Preferred stock into common stock at an exercise price of $5.70 per share. The Warrants will expire five years after date of issuance. The Warrants are not transferable separately from the Preferred Stock without the consent of the Company and an opinion of Counsel satisfactory to the Company.

Should the Company receive net proceeds of at least $3 million from litigation proceedings against the managers of Los Alamos National Laboratory (see note 15); the Preferred Stock holder will have the option to redeem the Preferred Stock equal to 130% of the price per share of $5.70. The Company also has the option to redeem the Preferred Stock at a price equal to 130% of the price per share of $5.70 at any time after giving the investors notice and allowing them to exercise their conversion rights into common stock 30 days after notice has been received. The Company is not obligated to pursue the litigation against Los Alamos National Laboratory but is doing so based on its belief that it will have a successful outcome.

The liquidation rights of the Preferred stock is the greater of $5.70 per share plus any unpaid dividends or an amount that would have been payable had all shares of Series “A” Preferred Stock converted into common stock immediately prior to liquidation.

The Preferred stock carries an 8% cumulative, non-compounded dividend payable on January 31st, each year in cash or in kind at the option of the Preferred Stock holder. For any other dividends or distributions, the Preferred Stock is treated on an as converted basis.

An accrual for preferred stock dividends of $77,874 and $87,457 was made on June 30, 2012 and December 31, 2011, respectively.

10.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares with a par value of $0.001 each.

During the six months ended June 30, 2012 a further 10,650 shares of common stock were issued at $5.70 per share for a total of $60,705 in lieu of preferred stock dividends which were due at January 31, 2012.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	WARRANTS

During the six months ended June 30, 2012, warrants for the purchase of 10,088 shares of common stock were issued to investors in conjunction with the issuance of 10,088 shares of Series "A" Preferred Stock.

The fair value of these warrants is determined using the Black-Scholes model. The following assumptions were used:

Six months ended June 30, 2012

Risk-free interest rate	0.11%
Expected life of the warrants	5 Years
Expected volatility of the underlying stock	120%
Expected dividend rate	0%

A fair market value for these warrants of $2,857 was recorded as a deemed preferred stock dividend during the six months.

At June 30, 2012, outstanding warrants to purchase shares of common stock are as follows:

Warrants	Exercise Price	Expiration Date

22,272	$5.70	March 2016
108,983	$5.70	April 2016
86,404	$5.70	May 2016
35,000	$5.70	June 2016
40,000	$5.70	July 2016
35,088	$5.70	September 2016
46,572	$5.70	October 2016
15,000	$2.00	October 2016
10,088	$5.70	January 2017

399,407

12.	STOCK BASED COMPENSATION

In October 2005, the Company's Board of Directors adopted the Caldera Pharmaceuticals, Inc. 2005 Stock Option Plan (the "Plan"), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has 3, 000,000 shares of common stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of up to two years, and expire 4 years to 10 years from the grant date. At June 30, 2012, 2,444,555 shares were available for future grant under the Incentive Plan.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCK BASED COMPENSATION (continued)

Stock option based compensation expense for the six months ended June 30, 2012 and 2011 totaled $40,573 and $247,422, respectively. The Company expenses the value of stock options as earned. The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used:

Six months ended June 30, 2012

Risk-free interest rate	0.03% to 0.07%
Expected life of the options	5 Years
Expected volatility of the underlying stock	120%
Expected dividend rate	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option-pricing model. For all options granted since October 1, 2005 the Company has generally used option terms of between 4 to 10 years, with 5 years representing the estimated life of options granted. The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as Caldera Pharmaceuticals.  The risk-free interest rate used in the Black-Scholes option-pricing model is determined by reference to historical U.S. Treasury constant maturity rates with short-term maturities of no more than three months. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. At June 30, 2012, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants.

No options were canceled during the six months ended June 30, 2012.

A summary of all of our option activity as of June 30, 2012 and December 31, 2011 and changes in options outstanding under the plans during the six months ended June 30, 2012 and the year ended December 31, 2011 are as follows:

	Shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2011	285,500	$2.00 - $5.71	$5.13
Granted	477,500	$1.10 - $5.71	$1.46
Forfeited/Cancelled	(235,000)	$1.10 - $5.71	$1.16
Exercised	(9,555)	$5.71	$5.71

Outstanding December 31, 2011	518,445	$1.10 - $5.71	$3.54
Granted	37,000	$0.20 - $5.71	0.97

Outstanding June 30, 2012	555,445	$0.20 - $5.71	$3.37

Stock options outstanding at June 30, 2012 and December 31, 2011 as disclosed in the above table, have $10,500 and  $0 intrinsic value, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCK BASED COMPENSATION (continued)

The following tables summarize information about stock options outstanding at June 30, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.20	30,000	9.84	$0.20	8,750	$0.20
$1.10	220,000	8.67	$1.10	220,000	$1.10
$2.00	30,000	3.42	$2.00	30,000	$2.00
$4.00	6,000	0.92	$4.00	6,000	$4.00
$5.71	269,445	6.19	$5.71	255,570	$5.71

	555,445	7.16	$3.37	520,320	$3.43

Options over 37,000 shares were granted during the six months ended June 30, 2012. The weighted-average grant-date fair values of options granted during the six months ended June 30, 2012 was $17,068 ($0.46 per share). As of June 30, 2012 there were unvested options to purchase 35,125 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $20,165, which is expected to be recognized over the next 18 months.

13.	NET LOSS PER COMMON SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method and the conversion of convertible preferred stock into common stock. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the quarters ended and the six months ended June 30, 2012 and 2011, all stock options, convertible preferred stock and warrants were excluded from the computation of diluted net loss per share.

Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	June 30, 2012 (Shares)	June 30, 2011 (Shares)

Options to purchase shares of common stock	520,320	496,445
Series “A” Convertible Preferred stock	341,607	252,659
Warrants	399,407	252,659

	1,261,334	1,001,763

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	OPERATING LEASES

The Company extended its existing office lease effective November 1, 2010. The monthly rent amounts to $4,928 per month and the lease terminates in October 2013.

The Company entered into an office sub-lease agreement with Greg Rzepczynski & Associates, LTD effective September 1, 2011. The monthly rent amounted to $4,000 per month and the lease was due to expire in September 2012. This lease agreement was terminated by mutual consent of the parties effective January 31, 2012.

Future annual minimum payments required under operating lease obligations at June 30, 2012, are as follows:

Amount

2012	29,861
2013	50,753
Total	$80,614

15.	LITIGATION

Los Alamos National Security Suit

The Company filed suit against the Regents of the University of California and Los Alamos National Security LLC in California Superior Court in San Francisco in December 2007. This suit alleged (i) breach of contract and (ii) fraud in connection with an exclusive Patent Licensing Agreement (the “Agreement”) originally entered into between the Company and the Regents in September 2005. In April 2006, the Regents assigned the Agreement to LANS. The Company believes the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement; and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them. Caldera is seeking relief including damages believed to be in excess of $600 million, punitive damages, interest, and costs. This suit was dismissed for reason of lack of subject matter jurisdiction by the California Superior Court in 2010. On April 24, 2012, the trial Court’s dismissal for lack of subject matter jurisdiction was reversed in full by the California Court of Appeal.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	LITIGATION (continued)

Los Alamos National Security Suit (continued)

In October 2010, the Company filed suit against LANS and seven other co-defendants in the United States District Court For the Northern District of Illinois Eastern Division alleging the following: (i) breach of contract; (ii) fraud; (iii) intentional interference with contractual relations; (iii) legal malpractice; and other related claims in connection with the September 2005 agreement. As noted above, in April 2006, the Regents assigned the Agreement to LANS. The Company believes the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement; and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them. The Company also believes that LANS and other co-defendants improperly competed with the Company. In addition, the Company believes that two of the co-defendants, both in-house patent attorneys for LANS, breached their professional duties. Caldera is seeking relief including compensatory damages, punitive damages, and costs. In January 2012, this case was ordered to be transferred to Federal Court in New Mexico. In February 2012, the case was transferred to Federal Court in New Mexico. On May 4, 2012 LANS filed counterclaims in New Mexico Federal Court against the Company and Dr. Warner making various claims of ownership to the Company’s existing intellectual property and seeking unspecified damages. The Company believes these counterclaims to be wholly without merit, and intends to vigorously defend against them.  No assurance can be give as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these counterclaims it would have a material adverse effect on the Company and its operations.

In September 2011, the Company filed suit against the Regents and LANS in the Circuit Court of Cook County. LANS removed the case to United States District Court for the Northern District of Illinois Eastern Division, Case # ll-CV-07259. The Company's complaint alleges the following: (i) breach of contract; (ii) breach of the implied covenant of good faith; (iii) fraud; and (iv) fraudulent inducement, in connection with the September 2005 Agreement with the Regents assigned to LANS in April 2006. The Company believes the defendants breached a License Agreement, and made false representations that were critical to the Company's decision to enter into the Agreement. Caldera is seeking relief including compensatory damages, exemplary and punitive damages, and costs. In March 2012, the Company filed a motion to remand the case to the Circuit Court of Cook County, and on May 11, 2012 the case was remanded to the Circuit Court of Cook County.

Seddie Bastanipour and Joel Bellows Suit

In October 2008, Seddie Bastanipour and Joel Bellows filed suit against the Company, our Chief Executive Officer, Dr. Benjamin Warner, and a former consultant to the Company, Sigmund Eisenchenk. Joel Bellows provided legal services to the Company through his legal firm, Bellows and Bellows P.C. The suit was filed in the Circuit Court of Cook County, Illinois and alleged the following: (i) Violation of Illinois Securities Act of 1953; (ii) Violation of Illinois Consumer Fraud Act; and (iii) Common Law Fraud, in connection with aggregate investments of $218,000 in the Company’s common stock claimed by Bastanipour and Bellows. They are seeking compensatory damages, costs and expenses. The Company does not believe Bellows will prevail on any of the alleged complaints. In December 2011, the Company completed an amicable settlement with Bastanipour.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	LITIGATION (continued)

Seddie Bastanipour and Joel Bellows Suit (continued)

In March, 2010, the Company filed suit against Joel Bellows and Bellows and Bellows P.C. in the United States District Court for the District of New Mexico alleging the following: (i) Breach of Contract; (ii) Negligence; (iii) Breach of Fiduciary Duty; (iv) Fraud; and (v) Tortious Interference with Contract. The aforementioned complaints relate to legal services provided by Bellows and Bellows P.C. for the Company. The Company is seeking compensatory damages, punitive damages, interest, costs and fees.

In December 2010, the Company filed suit against Seddie Bastanipour and Peter Baltrus for breach of contract and negligence when they were performing accounting services on behalf of the Company that resulted in an IRS penalty. In December 2011, the Company completed an amicable settlement with Bastanipour that is subject to confidentiality restraints and she is no longer party to either suit. The settlement did not have a material impact on our financial position. Baltrus claims to have been working for Bellows (see above) at all relevant times; the case against Peter Baltrus continues. The Company has entered into further settlement discussions with Peter Baltrus.

No accrual has been made for this matter because it is not probable that a loss has been incurred and we are unable to estimate what the outcome of the matter would be, accordingly an estimate of the possible loss or range of loss cannot be made.

16.	SUBSEQUENT EVENTS

Subsequent to the six months ended June 30, 2012, the Company has entered into negotiations with a supplier whereby the balance owing to this supplier will be reduced from $261,760 by approximately $131,000 and will be settled in cash after receiving insurance proceeds of $10,000 due from a settlement agreement entered into with our insurance providers.

Other than disclosed above, the Company has evaluated subsequent events through the date the financial statements were issued, and has concluded that no such events or transactions took place that would require disclosure herein.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein include the operations of our operating subsidiary, XRpro Corp. Our Company formed XRpro Corp. on July 9, 2010. We have no other operations than those of Caldera Pharmaceuticals, Inc. and XRpro Corp.

Results of Operations for the quarter ended June 30, 2012 and the quarter ended June 30, 2011.

Revenues

Our Company had revenues totaling $493,288 and $23,099 for the quarters ended June 30, 2012 and 2011, respectively, an increase of $470,189. Substantially all of our revenues have been from Federal government contracts. The increase is due to a moratorium placed on Government expenditure in the prior year that impacted our ability to invoice for work performed on our Government contracts. The current billings on Government contracts also include a higher amount of recoverable expenses incurred on these contracts. Our Company has an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the National Institutes of Health on August 24, 2011 expiring on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, expiring on July 31, 2013 with a further $1,000,000 potentially available under the project at expiring on July 31, 2014, depending on availability of government funding and satisfactory progress made on the project. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the project to date. The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project. Going forward, based on financing, we plan to heavily market our XRpro® equipment and services and educate potential customers concerning the advantages and value propositions of the XRpro® technology. While we are optimistic about the prospects for our Company, since this is a relatively new product offering with significantly different characteristics compared with existing equipment on the market (and we have not recognized significant revenues to date), there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for our Company to be profitable.

We have generated several new leads in the pharmaceutical and industrial sectors that we are following up with contracts to deliver test data to prove the viability of our technology to several significant companies within these industries. We believe that these contracts will result in longer-term service contracts.

Cost of goods sold

Cost of goods sold totaled $174,488 and $42,078 for the quarters ended June 30, 2012 and 2011, respectively. The increase of $134,210 was primarily due to the moratorium placed on Government spending in the previous year, resulting in the cessation of substantially all of the salary based research work we performed on Government contracts in that period. Cost of goods sold is primarily comprised of direct expenses related to providing our services under government contracts.  These expenses include salary expenses directly related to research contracts, outside consultants, and direct materials used on Government contracts. The salary expense included in cost of goods sold for quarters ended June 30, 2012 and 2011 respectively was $148,979 and $28,222, an increase of $120,757. The lower salary expense charged to cost of goods sold in the prior year resulted in a corresponding increased allocation of salary expense in selling, general and administrative expenses.

Gross Profit

Gross profit was $318,800 and a loss of $(18,979) for the quarters ended June 30, 2012 and 2011, respectively. The  gross margin percentage was 64.6% for the quarter ended June 30, 2012. This is not comparable to the gross loss percentage of (82.2)% in the prior period due to the moratorium placed on government spending in the prior year. The gross profit percentage earned for the quarter ended June 30, 2012 relates to our Federal government contracts and may not be indicative of anticipated future results due to the Company’s plan to diversify its source of revenues into services and equipment sales.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $597,547 and $512,536 for the quarters ended June 30, 2012 and 2011, respectively, an increase of $85,011 or 16.6%.

The major components making up Selling, General and administrative expenses included the following:

	Quarter ended June 30,
	2012	2011	Increase/ (decrease)	Percentage change

Marketing and selling expenses	$27,669	$-	$27,669	100.0%

Salary expenses	$52,396	$183,538	$(131,142)	(71.5)%

Stock option compensation charge	$20,279	$63,491	$(43,212)	(68.1)%

Legal fees	$338,656	$190,561	$148,095	77.7%

Consulting fees	$69,544	$12,700	$56,844	447.6%

Audit fees	$9,200	$-	$9,200	100.0%

Research and development expenses (Salaries)	$5,184	-	$5,184	100.0%

Marketing and selling expenses increased over the prior quarter due to professional promotional activities undertaken to promote our XRpro equipment.

Salary expenses included in selling, general and administrative expenses decreased by $131,142 over the prior year. This is primarily due to the moratorium placed on Government expenditure in the prior years quarter, resulting in a substantial amount of unrecoverable salary expenditure in that quarter. Total salary expenditure, including research and development expenses, for Caldera Pharmaceuticals amounted to $206,559 and $211,760 for the quarters ended June 30, 2012 and 2011 respectively. This slight decrease in expenditure of $5,201 is due to the termination of employment of our in-house legal counsel during the 2012 quarter.

The stock option compensation charge decreased over the prior year due to the majority of the options being fully vested  prior to the 2012 quarter. The majority of the 2012 stock option compensation charge relates to new options issued during the 2012 quarter.

Legal fees increased by $148,095 over the prior year due to increased activity on the Bellows legal matter and legal expenses spent on the preparation of the S-1 filing recently completed by the Company during the quarter ended June 2012. For additional information on our legal matters, see Legal Proceedings. While the Company has negotiated a partial contingency fee agreement in the LANS case, the Company will still face significant continuing legal expenses should it continue to pursue its actions. Our legal expenses are not connected with our regular business activities and while still ongoing should be viewed as non operating expenses. We are plaintiffs in two lawsuits and therefore to some extent we have some degree of control as to whether we will continue to fund this litigation.  At present it is our judgment that the potential for recovery of damages outweighs the costs we are expending on these cases. We therefore intend to continue pursuing this litigation but there is no assurance we will continue to do so or ultimately prevail should these cases go to trial.

The increase in consulting fees is primarily due to financial support provided to Caldera Pharmaceuticals to meet the ongoing public reporting requirements and for capital raising expertise.

The increase in audit fees is directly related to preparing the company for public reporting purposes. This expense was not necessary and was not incurred in the prior year.

Research and development expenses increased due to employee time spent on developing consumables used in our XRpro equipment during the current quarter.

Depreciation and Amortization

We recognized depreciation expenses of $19,932 and $16,386 for the quarters ended June 30, 2012 and 2011, respectively, which relate primarily to the depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment and spending. The increase in depreciation relates to additional equipment acquired since the prior year.  Amortization expenses were $12,921 for each of the quarters ended June 30, 2012 and 2011.  Amortization expenses relates to the amortization of license fees paid to Los Alamos National Laboratories for the use of certain patents.

Interest  expense

Interest expense totaled $4,392 and $4,362 for the quarters ended June 30, 2012 and 2011, respectively. Interest expense was primarily paid on loans from the Los Alamos County and the revolving draw loan with Los Alamos National Bank as well as a minor amount of interest incurred on the new commercial loan facility advanced to Caldera by the Los Alamos National Bank during June 2012 to acquire a new XRpro machine from our exclusive equipment supplier, Bruker.

Other Income

Other Income was $0 and $7,188 the quarter ended June 30, 2012 and 2011, respectively. Other income in the prior year was derived primarily from refunds received from Government agencies.

Net loss

Net loss for the quarters ended June 30, 2012 and 2011, totaled ($315,853) and ($557,996), respectively. This decrease is primarily due to lower revenues generated in the prior year quarter due to the moratorium place on Government expenditure during the prior year, as discussed in revenues above, partially offset by an increase in legal and consulting expenditure in the current quarter discussed in selling, general and administrative expenditure above.

Preferred stock dividends and deemed preferred stock dividends

Dividends on the 8% Series “A” preferred stock of $39,070 and $19,349 were accrued for the quarters ended June30, 2012 and 2011, respectively. The increase in the preferred stock dividend is due to an increase in the number of preferred shares in issue over the prior period.

Deemed preferred stock dividends of $0 and $71,517 for the quarters ended June 30, 2012 and 2011, respectively, relate to the Warrants issued to preferred stock holders during the prior year, no preferred stocks were issued during the current quarter.

Net loss applicable to common stock

Net loss applicable to common stock for the quarters ended June 30, 2012 and 2011, totaled ($354,923) and ($648,862), respectively, representing a net loss per share of ($0.08) and ($0.13) per share for the quarters ended June 30, 2012 and 2011, respectively. This decrease is explained under net loss and preferred stock dividends and deemed preferred stock dividends above.

Results of operations for the six months ended June 30, 2012 and the six months ended June 30, 2011.

Revenues
Our Company had revenues totaling $871,025 and $314,743 for the six months ended June 30, 2012 and 2011, respectively, an increase of $556,282 or 176.7%. The increase in our revenues over the prior period is primarily due to a moratorium placed on government spending in the second quarter of the prior year. Substantially all of our revenues to date have been from Federal government contracts. Our Company has an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the National Institutes of Health on August 24, 2011 expiring on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, expiring on July 31, 2013 with a further $1,000,000 potentially available under the project at expiring on July 31, 2014, depending on availability of government funding and satisfactory progress made on the project. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the project to date. The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project. We expect to earn the maximum revenue under this contract in each year. Going forward, based on financing, we plan to heavily market our XRpro® equipment and services and educate potential customers concerning the advantages and value propositions of the XRpro® technology. While we are optimistic about the prospects for our Company, since this is a relatively new product offering with significantly different characteristics compared with existing equipment on the market (and we have not recognized significant revenues to date), there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for our Company to be profitable.

We have generated several new leads in the pharmaceutical and industrial sectors that we are following up with contracts to deliver test data to prove the viability of our technology to several significant companies within these industries. We believe that these contracts will result in longer-term service contracts.

Cost of goods sold

Cost of goods sold totaled $352,124 and $184,829 for the six months ended June 30, 2012 and 2011, respectively. The increase of $167,295 or 90.5% was primarily due to the moratorium placed on government spending in the second quarter of the prior period, resulting in the cessation of substantially all of the salary based research work we performed on Government contracts in that period. Cost of goods sold is primarily direct expenses related to providing our services under government contracts.  These expenses include salary expenses directly related to research contracts, outside consultants and direct materials used on Government contracts. The salary expense included in cost of goods sold for 2012 and 2011 respectively, was $290,202 and $166,653, an increase of $123,549 or 74.1% The lower salary expense charged to cost of goods sold in the prior year resulted in a corresponding increased allocation of salary expense in selling, general and administrative expenses.

Gross Profit

Gross profit was $518,901 and $129,914 for the six months ended June 30, 2012 and 2011, respectively. The gross margin percentages of 59.6% and 41.3% for the six months ended June 30, 2012 and 2011, respectively, relate to our Federal government contracts and may not be indicative of anticipated future results due to the Company’s plan to diversify its source of revenues into services and equipment sales. The increase in our gross profit percentage is primarily due to the moratorium placed on government expenditure during the second quarter of the prior year as discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $1,076,038 and $969,269 for the six months ended June 30, 2012 and 2011, respectively, an increase of $106,769 or 11.0%.

The major components making up Selling, General and administrative expenses included the following:

	Six months ended June 30,
	2012	2011	Increase/ (decrease)	Percentage change

Marketing and selling expenses	$79,897	$-	$79,897	100.0%

Salary expenses	$125,202	$250,357	$(125,155)	(50)%

Stock option compensation charge	$40,573	$247,422	$(206,849)	(83.6)%

Legal fees	$521,536	$352,600	$168,936	47.98%

Consulting fees	$112,051	$15,715	96,336	613.0%

Audit fees	$26,700	-	$26,700	100.0%

Research and development expenses (Salaries)	$23,049	$-	$23,049	100.0%

Marketing and selling expenses increased over the prior six months due to professional promotional activities undertaken during the six months ended June 30, 2012 to promote our XRpro equipment.

Salary expenses included in selling, general and administrative expenses decreased by $125,155 over the prior year. This is primarily due to the moratorium placed on Government expenditure in the second quarter of the prior year, resulting in a substantial amount of unrecoverable salary expenditure in that quarter. Total salary expenditure, including research and development expenses, for Caldera Pharmaceuticals amounted to $438,453 and $417,010 for the six months ended ended June 30, 2012 and 2011 respectively. This increase in expenditure of $21,443 or 5.1% is due to salary increases awarded to employees, partially offset by the termination of our in-house legal counsel in the second quarter of 2012.

The stock option compensation charge decreased over the prior year due to the majority of the options being fully vested  prior to the 2012 period. The majority of the 2012 stock option compensation charge relates to new options issued during the second quarter of 2012.

Legal fees increased by $168,936 over the prior year due to increased activity on the LANS and Bellows legal matters and legal expenses spent on the preparation of the S-1 filing recently completed by the Company during the six months ended June 2012. For additional information on our legal matters, see Legal Proceedings. While the Company has negotiated a partial contingency fee agreement in the LANS case, the Company will still face significant continuing legal expenses should it continue to pursue its actions. Our legal expenses are not connected with our regular business activities and while still ongoing should be viewed as non operating expenses. We are plaintiffs in two lawsuits and therefore to some extent we have some degree of control as to whether we will continue to fund this litigation.  At present it is our judgment that the potential for recovery of damages outweighs the costs we are expending on these cases. We therefore intend to continue pursuing this litigation but there is no assurance we will continue to do so or ultimately prevail should these cases go to trial.

The increase in consulting fees is primarily due to financial support provided to Caldera Pharmaceuticals to meet the ongoing public reporting requirements and for capital raising expertise.

The increase in audit fees is directly related to preparing the company for public reporting purposes. This expense was not necessary and was not incurred in the prior year.

Research and development expenses increased due to employee time spent on developing consumables used in our XRpro equipment during the current six month period.

Depreciation and Amortization

We recognized depreciation expenses of $39,024 and $32,266 for the six months ended June 30, 2012 and 2011, respectively, which relate primarily to the depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment and spending.  Amortization expenses were $25,842 and $25,842 in 2012 and 2011, respectively.  Amortization expenses relates to the amortization of license fees paid to Los Alamos National Laboratories for the use of certain patents.

Interest expense

Interest expense totaled $7,838 and $9,350 for the six months ended June 30, 2012 and 2011, respectively. Interest expense was primarily paid on loans from the Los Alamos County and the revolving draw loan with Los Alamos National Bank.

Other Income

Other Income was $0 and $7,188 the six months ended June 30, 2012 and 2011, respectively. Other income in the prior year was derived primarily from refunds received from Government agencies.

Net loss

Net loss totaled ($629,347) and ($899,625) for the six months ended June 30, 2012 and 2011, respectively. The decrease in loss is primarily due to the lower level of revenues generated on Government contracts in the prior year, partially offset by increases in selling, general and administrative expenses discussed above.

Preferred stock dividends and deemed preferred stock dividends

Dividends on the 8% Series “A” preferred stock of $77,874 and $19,608 were accrued for the six months ended June30, 2012 and 2011, respectively. The increase in the preferred stock dividend is due to an increase in the number of preferred shares outstanding over the prior period.

Deemed preferred stock dividends of $2,857 and $78,430 for the six months ended ended June 30, 2012 and 2011, respectively, relate to the Warrants issued to preferred stock holders during the prior year.  10,088 preferred shares were issued during the first quarter of the current year resulting in the charge of $2,857 for the six months ended June 30, 2012.

Net loss applicable to common stock

Net loss applicable to common stock for the six months ended June 30, 2012 and 2011, totaled ($710,078) and ($997,663.), respectively, representing a net loss per share of ($0.17) and ($0.20) per share for the six months ended June 30, 2012 and 2011, respectively. This decrease is explained under net loss and preferred stock dividends and deemed preferred stock dividends above.

Liquidity and Capital Resources

We have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants. As of June 30, 2012 our Company had cash totaling $149,064 and other current assets totaling $314,701, and total assets of $1,315,133. We had total current liabilities of $970,107, and a net working capital deficit of $504,342. Total liabilities were $1,327,066 and the convertible redeemable preferred stock totaled $2,065,392 resulting in a stockholders’ deficit of ($2,077,325) at June 30, 2012.

We may receive net proceeds from the exercise of the warrants to purchase shares of our common stock covered by this prospectus that would total $2,221,120 if all the warrants were exercised for cash. See Note 11, “Warrants” in the Notes to the Consolidated Financial Statements (Unaudited) for a list of warrants outstanding as of June 30, 2012 and their associated exercise price and expiration dates.

An analysis of our cash flows from operating, investing and financing activities for the six months ended June 30, 2012 and 2011 is provided below:

	Six months ended June 30, 2012	Six months ended June 30, 2011

Net cash used in operating activities	$(717,607)	$(208,986)

Net cash used in investing activities	(26,198)	(36,628)

Net cash provided by financing activities	214,569	1,317,318

Net (decrease)/increase in cash and cash equivalents	$(529,236)	$1,071,704

Net cash used in operating activities was $717,607 for the six months ended June 30, 2012 compared to $208,986 for the same period in 2011. The increase in cash used in operating activities was primarily due to the following:

	Six months ended June 30,
	2012	2011	Increase/ (decrease)	Percentage change

Net loss	$(629,347)	$(899,625)	$270,278	30.0%

Adjustments for non-cash items	105,976	307,083	(201,107)	(65.5)%

Changes in operating assets and liabilities	(194,236)	383,556	(577,792)	(150.6)%

	$(717,607)	$(208,986)	$(508,621)

The reduction in the net loss is discussed under net loss in the results of operations for the six months ended June 30, 2012 and the six months ended June 30, 2011.

The adjustments for non-cash items was primarily due to a decrease in non-cash compensation charges relating to stock options of $206,849.

The changes in operating assets and liabilities included (i) an increase in accounts receivable of $(340,519) which is primarily due to the timing of receipts before or after month end from our primarily government customers, and (ii) a decrease in our accounts payable balances of $(196,805) which is primarily due to a substantial increase in legal expenses in the prior year six month period.

Net cash used in investing activities was $26,198 for the six months ended June 30, 2012 compared to $36,628 for the same period in 2011. These purchases represent minor fixed asset purchases.

Net cash provided by financing activities was $214,569 for the six months ended June 30, 2012 compared to $1,317,318 for the same period in 2011 and is made up as follows:

	Six months ended June 30,
	2012	2011	Increase/ (decrease)	Percentage change

Movement in borrowings from banks and third parties	$183,821	$(99,790)	$283,611	284.2%

Movements in borrowings from related parties	-	(77,600)	77,600	100.0%

Proceeds from stock issues	57,500	1,494,708	(1,437,208)	(96.2)%

Dividends paid	(26,752)	-	(26,752)	(100.0)%

	$214,569	$1,317,318	$(1,102,749)

The movement in borrowings from banks included a cash advance of $50,000 on the revolving letter of credit and a term loan of $148,500 in the current year. In the prior year no advances were received and the movement represented repayments of borrowing facilities.

The movements in borrowings from related parties in the prior year represented a repayment of loans advanced to the company by Dr. Benjamin Warner; these funds were subsequently reinvested in the preferred stock issued by the Company.

The proceeds from stock issues in the current year represent proceeds from the issuance of 10,088 shares of preferred stock issued during the first quarter at $5.70 per share. The prior year stock issues included the issue of 252,658 shares of preferred stock at $5.70 per share and a further issue of 9,555 shares of common stock for stock options exercised.

The dividend paid represents the payment of dividends due to preferred stock holders in the prior year to those preferred stock holders who elected to receive cash dividends instead of shares of common stock.

Capital Expenditures

Our current plans do not call for our Company to expend significant amounts for capital expenditures for the foreseeable future beyond the addition of an XRpro® X-ray fluorescence microscope, which is expected to be completed in the third quarter of the current year, as well as office furniture and information technology related equipment as we add employees and sales offices to our Company.  Bruker produces the XRpro products that we market and our corporate facilities are contracted for with third parties (and therefore do not require us to make capital purchases in this area).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer who is also its Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who is also its CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO who is also its  CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Los Alamos National Security Suit

The Company filed suit against the Regents of the University of California and Los Alamos National Security LLC in California Superior Court in San Francisco in December 2007. This suit alleged (i) breach of contract and (ii) fraud in connection with an exclusive Patent Licensing Agreement (the “Agreement”) originally entered into between the Company and the Regents in September 2005. In April 2006, the Regents assigned the Agreement to LANS. The Company alleges that  the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement; and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them. The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  The Company is seeking relief for compensatory damages  in excess of $600 million, as well as exemplary and punitive damages, interest, and costs. This suit was dismissed for reason of lack of subject matter jurisdiction by the California Superior Court in 2010. On April 24, 2012, the trial Court’s dismissal for lack of subject matter jurisdiction was reversed in full by the California Court of Appeal.

In October 2010, the Company filed suit against LANS and seven other co-defendants in the United States District Court For the Northern District of Illinois Eastern Division alleging the following: (i) breach of contract; (ii) fraud; (iii) intentional interference with contractual relations; (iv) legal malpractice; and other related claims in connection with the September 2005Agreement. In April 2006, the Regents assigned the Agreement to LANS. The Company alleges that the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement; and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them. The Company also believes that LANS and other co-defendants improperly competed with the Company. In addition, the Company believes that two of the co-defendants, both in-house patent attorneys for LANS, breached their professional duties. The Company is seeking relief including compensatory damages in excess of $600 million, as well as exemplary and, punitive damages, interest and costs. In January 2012, this case was ordered to be transferred to Federal Court in New Mexico. In February 2012, the case was transferred to Federal Court in New Mexico. On May 4, 2012 LANS filed counterclaims in New Mexico Federal Court against the Company and Dr. Warner making various claims of ownership to the Company’s existing intellectual property and seeking unspecified damages. The Company believes these counterclaims to be wholly without merit, and intends to vigorously defend against them.  No assurance can be given as to the ultimate outcome of these actions or their effect on the pending litigation, the Company.  If the Company is not successful in its defense of these counterclaims it would have a material adverse effect on the Company and its operations.

In September 2011, the Company filed suit against the Regents and LANS in the Circuit Court of Cook County, Illinois. LANS removed the case to United States District Court for the Northern District of Illinois Eastern Division, Case # 11-CV-07259. The Company's complaint alleges the following: (i) breach of contract; (ii) breach of the implied covenant of good faith; (iii) fraud; and (iv) fraudulent inducement, in connection with the September 2005 Agreement the Regents assigned to LANS in April 2006. The Company alleges that the defendants breached a License Agreement, and made false representations that were critical to the Company's decision to enter into the Agreement. The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  The Company is seeking relief for compensatory damages in excess of $600 million, as well as exemplary and punitive damages, interest, and costs. In March 2012, the Company filed a motion to remand the case to the Circuit Court of Cook County, and on May 11, 2012 the case was remanded to the Circuit Court of Cook County.

To date, we have spent a total of $1,088,725 with respect to these cases, of which $389,440 was spent during the year ended December 31, 2011 and $112,403 has been spent to date in 2012.

Seddie Bastanipour and Joel Bellows Suit

In October 2008, Seddie Bastanipour and Joel Bellows filed suit against the Company, our Chief Executive Officer, Dr. Benjamin Warner, and a former consultant to the Company, Sigmund Eisenchenk. Joel Bellows provided legal services to the Company through his legal firm, Bellows and Bellows P.C. The suit was filed in the Circuit Court of Cook County, Illinois and alleged the following: (i) Violation of Illinois Securities Act of 1953; (ii) Violation of Illinois Consumer Fraud Act; and (iii) Common Law Fraud, in connection with aggregate investments of $218,000 in the Company’s common stock claimed by Bastanipour and Bellows. They are seeking compensatory damages, costs and expenses. The Company does not believe Bellows will prevail on any of the alleged complaints. In December 2011, the Company completed an amicable settlement with Bastanipour.

In March, 2010, the Company filed suit against Joel Bellows and Bellows and Bellows P.C. in the United States District Court for the District of New Mexico alleging the following: (i) Breach of Contract; (ii) Negligence; (iii) Breach of Fiduciary Duty; (iv) Fraud; and (v) Tortious Interference with Contract. The aforementioned complaints relate to legal services provided by Bellows and Bellows P.C. for the Company. The Company is seeking compensatory damages, punitive damages, interest, costs and fees. A hearing date was initially set for this proceeding for June 2012 but has since been postponed, and we are engaged in settlement discussions.

In December 2010, the Company filed suit against Seddie Bastanipour and Peter Baltrus for breach of contract and negligence when they were performing accounting services on behalf of the Company which resulted in an IRS penalty. In December 2011, the Company completed an amicable settlement with Bastanipour that is subject to confidentiality restraints and she is no longer party to either suit. The settlement did not have a material impact on our financial position. Baltrus claims to have been working for Bellows (see above) at all relevant times; the case against Peter Baltrus continues.

The Company has entered into further settlement discussions with Peter Baltrus.

To date, we have spent a total of $701,509 with respect to these cases, of which $287,540 was spent during the year ended December 31, 2011 and $296,199 has been spent to date in 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In May and June 2012 we issued options to four individuals for services rendered exercisable for an aggregate of 37,000 shares of common stock.  The exercise price of the issuances ranged from was $.20 per share to $5.71 per share and the options were exercisable between thirteen months and ten years.  Of such options, 13,500 have vested 21,250 vest monthly as to 1,250 per month provided the individual is still serving as a director at such time and 1,000 vest on August 31, 2012 provided such individuals are still employed by us. The issuance of the options qualified for exemption under Section 4(2) of the Securities Act since the issuance by the Company did not involve a public offering. The issuance was not a public offering as defined in Section 4(2) because the issuance was made to an insubstantial number of persons and because of the manner of the offering. In addition, the option holder had the necessary investment intent as required by Section 4(2) since they agreed to, and received, certificates bearing a legend stating that such options and underlying shares are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This issuance was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the transactions.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not Applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description

31.1*	Certification of the Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance

101.XSD**	XBRL Schema

101.PRE**	XBRL Presentation

101.CAL**	XBRL Calculation

101.DEF**	XBRL Definition

101.LAB**	XBRL Label

*       Filed herewith
**     To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALDERA PHARMACEUTICALS, INC.

Date: August 10, 2012	By:	/s/ Benjamin Warner
Benjamin Warner
Chief Executive Officer and Director (Principal Executive Officer)