Form 10-Q
period 2012-09-30
Caldera Pharmaceuticals Inc
filed 2012-11-09
CIK 1518520

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Number of shares of common stock outstanding as of November 8, 2012 was 4,302,270.

CALDERA PHARMACEUTICALS, INC.
FORM 10-Q

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash	$195,548	$678,300
Accounts receivable, net	102,548	30,505
Prepaid expenses	36,770	15,616

Total current assets	334,866	724,421

Non-current assets:
Intangible assets, net	607,495	646,258
Plant and equipment, net	416,105	243,778

	1,023,600	890,036

TOTAL ASSETS	$1,358,466	$1,614,457

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$352,503	$572,715
Other payables and accrued expenses	153,712	146,823
Loans payable	217,592	29,748
Dividends payable	117,373	87,457

Total current liabilities	841,180	836,743

Non-current liabilities:
Loans payable	344,631	241,204

	344,631	241,204

TOTAL LIABILITIES	1,185,811	1,077,947

Convertible Redeemable Preferred Stock
Series “A” Convertible Redeemable Preferred Stock, $0.001 par value, Authorized: 400,000 shares and 10,000,000 shares, 341,607 and 331,519 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively, liquidation preference is $5.70 per share.	2,065,392	2,005,035

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, authorized 50,000,000 shares, 4,956,270 and 4,945,620 shares issued and, 4,302,270 and 4,291,620 outstanding as of September 30, 2012 and December 31, 2011 respectively.	4,957	4,946
Additional paid in capital	4,652,192	4,542,646
Treasury stock, at cost	(473)	(473)
Accumulated deficit	(6,549,413)	(6,015,644)

Total stockholders’ deficit	(1,892,737)	(1,468,525)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,358,466	$1,614,457

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter ended September 30, 2012	Quarter ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Sales	$582,925	$101,421	$1,453,950	$416,164

Cost of sales	151,968	54,347	504,092	239,176

Gross profit	430,957	47,074	949,858	176,988

Operating expenses:
Selling, general and administrative expenses	308,934	636,524	1,384,972	1,605,792
Depreciation	27,009	17,399	66,033	49,665
Amortization	12,921	12,921	38,763	38,763
Total operating expenses	348,864	666,844	1,489,768	1,694,220

Operating profit/(loss)	82,093	(619,770)	(539,910)	(1,517,232)

Other income/(expense)
Other income	140,880	800	140,880	7,988
Interest income	141	423	635	423
Interest expense	(7,306)	(3,567)	(15,144)	(12,917)

Total other income/(expense)	133,715	(2,344)	126,371	(4,506)

Profit/(loss) before income tax	215,808	(622,114)	(413,539)	(1,521,738)

Provision for income taxes	-	-	-	-

Net profit/(loss)	215,808	(622,114)	(413,539)	(1,521,738)

Deemed preferred stock dividends	-	(22,544)	(2,857)	(100,975)
Preferred stock dividends	(39,499)	(30,256)	(117,373)	(49,864)

Net profit/(loss) applicable to common stock	$176,309	$(674,914)	$(533,769)	$(1,672,577)

Net profit/(loss) per common stock: -
Basic	$0.04	$(0.14)	$(0.12)	$(0.34)
Diluted	$0.04	$(0.14)	$(0.12)	$(0.34)

Weighted average number of common stock outstanding: -
Basic	4,302,270	4,895,620	4,297,848	4,892,252
Diluted	4,310,225	4,895,620	4,297,848	4,892,252

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Stock		Treasury stock
	Number of shares	Amount	Amount	Additional Paid-in capital	Accumulated deficit	Total Stockholder’s Deficit

Balance at December 31, 2011	4,291,620	$4,946	$(473)	$4,542,646	$(6,015,644)	$(1,468,525)

Unaudited:

Common stock issued in lieu of cash for preferred stock dividend	10,650	11	-	60,694	-	60,705

Fair value of stock options issued to employees	-	-	-	48,852	-	48,852

Net loss	-	-	-	-	(413,539)	(413,539)

Deemed preferred stock dividend	-	-	-	-	(2,857)	(2,857)

Preferred stock dividend	-	-	-	-	(117,373)	(117,373)

Balance at September 30, 2012	4,302,270	$4,957	$(473)	$4,652,192	$(6,549,413)	$(1,892,737)

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Cash flow from operating activities
Net loss	$(413,539)	$(1,521,738)
Adjustments for non-cash items:
Depreciation	66,033	49,665
Amortization	38,763	38,763
Stock based compensation payments	48,852	300,115
Gain on settlement reached with supplier	(130,880)	-

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(72,043)	200,308
Increase in prepaid expenses	(21,154)	(39,505)
(Decrease)/Increase in accounts payable	(89,332)	267,215
Increase in other payables and accrued expenses	8,143	34,823

Net cash used in operating activities	(565,157)	(670,354)

Investing activities
Purchase of plant and equipment	(238,360)	(38,762)

Net cash used in investing activities	(238,360)	(38,762)

Financing activities
Advance on line of credit, net	168,000	-
Advance on loans	148,500	-
Repayment of line of credit	-	(87,784)
Repayment of loans	(26,483)	(21,465)
Loan repaid to stockholder	-	(77,600)
Proceeds on Series “A” Preferred stock issued	57,500	1,640,150
Proceeds on Common stock options exercised	-	54,558
Preferred stock dividends paid	(26,752)	-

Net cash provided by financing activities	320,765	1,507,859

Net (decrease)/increase in cash	(482,752)	798,743

Cash at the beginning of the period	678,300	117,910

Cash at the end of the period	$195,548	$916,653

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$13,890	$12,570

Non cash investing and financing activities:
Common stock issued in lieu of preferred stock dividends	$60,705	$-

Deemed preferred stock dividends relating to warrants issued to preferred stock holders	$2,857	$100,975

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

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

Caldera Pharmaceuticals, Inc. - Parent Company
XRpro Corp. – Wholly owned subsidiary

Estimates
The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, and recovery of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment and intangible assets, and assumptions used in assessing impairment of long-term assets.

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
Amortization is reported in the income statement on a straight-line basis over the estimated useful life of the intangible assets, unless the useful life is indefinite. Amortizable intangible assets are amortized from the date that they are available for use. The estimated useful life of the license agreement is twenty years which is the term of the patent supporting the underlying license agreements

Assessment of an intangible asset’s residual value and useful life is performed annually.

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

Total revenues by customer type are as follows:

	Quarter ended September 30, 2012	Quarter ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011

National Institutes of Health	$552,708	$52,968	$1,423,733	$179,234
Department of Defense	16,925	23,453	16,925	173,242
Federal Government Grants	-	-	-	38,688
Commercial customers	13,292	25,000	13,292	25,000

	$582,925	$101,420	$1,453,950	$416,164

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

The balance of the bad debt provision as at September 30, 2012 and December 31, 2011 was $0. The amount charged to bad debt provision for the nine months ended September 30, 2012 and 2011 was $0.

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the quarter ended and the nine months ended September 30, 2012 was $776 and $23,826, respectively.

Patent Costs
Legal costs in connection with approved patents and patent applications are expensed as incurred and classified as Selling, general and administrative expense in our consolidated statement of operations.

Share-Based Compensation
Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the nine months ended September 30, 2012 and 2011 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

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

Net profit/(loss) per Share
Basic net profit/(loss) per share is computed on the basis of the weighted average number of common stock outstanding during the period.

Diluted net profit/(loss) per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net profit/(loss) per share are excluded from the calculation.

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

Comprehensive income
Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net profit/(loss).

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

As shown in the accompanying financial statements, the Company incurred a net loss applicable to common stockholders of $533,769 and $1,672,577 during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the Company had an accumulated deficit of $6,549,413. The Company had a working capital deficiency of $506,314 at September 30, 2012. These operating losses and working capital deficiency create an uncertainty about the Company’s ability to continue as a going concern. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital contributions or financing to fund ongoing operations.

4.	PREPAID EXPENSES

Prepaid expenses consists of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)

Prepaid royalties	$12,500	$-
Prepaid maintenance contracts	19,819	13,293
Prepaid insurance	4,451	2,323
	$36,770	$15,616

5.	INTANGIBLE ASSETS

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

In terms of the agreement, the Company issued shares to the Licensor equal to 3% of the issued equity of the Company. The agreement contains anti-dilutive clauses that will ensure that the Licensor maintains at least a 3% shareholding in the Company until the Company achieves equity financing of at least $20 million. The anti-dilutive clauses do not result in a freestanding instrument as they are directly linked to the shareholding that the Licensor currently holds in the Company. Should any percentage of that shareholding be sold to third parties, prior to the triggering of any anti-dilution event, the anti-dilution clause will be void for that percentage of the shareholding sold to third parties.   As of September 30, 2012, the Company has not yet raised the requisite amount of financing.  The Licensor continued to hold, at a minimum 3% of the Company’s common stock.

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

Future annual minimum payments required under license agreement obligations at September 30, 2012, are as follows:

Amount

2013	$50,000
2014	50,000
2015	50,000
2016	50,000
2017 and thereafter	300,000

Total	$500,000

Licenses consist of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)

Licenses, at cost	$972,000	$972,000
Less: Accumulated amortization	(364,505)	(325,742)

	$607,495	$646,258

The aggregate amortization expense charged to operations was $12,921 for each of the quarters ended September 30, 2012 and 2011 respectively and $38,763 for each of the nine months ended September 30, 2012 and 2011, respectively. The amortization policies followed by the Company are described in Note 2.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	INTANGIBLE ASSETS (continued)

Amortization expense for future periods is summarized as follows:

Amount

Remainder of fiscal 2012	$12,921
2013	51,684
2014	51,684
2015	51,684
2016	51,684
2017 and thereafter	387,838
Total	$607,495

Patents
The Company has various patents pending or registered in its name. These patents have been internally generated and all costs associated with the research and development of these patents has been expensed.

The patents assigned to Caldera are as follows:

●	Well Plate – apparatus for preparing samples for measurement by x-ray fluorescence spectrometry. Patent filed August 15, 2008
●	Method and Apparatus for measuring Protein Post Translational Modification. Patent filed September 26, 2008.
●	Method and Apparatus for Measuring Analyte Transport across barriers. Patent filed July 1, 2009.

6.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)

Leasehold improvements	$6,393	$6,393
Furniture and fittings	9,979	7,114
Laboratory equipment	675,776	462,434
Computer equipment	33,824	29,330
Vehicles	17,659	-
Total	743,631	505,271
Accumulated depreciation	(327,526)	(261,493)
	$416,105	$243,778

The aggregate depreciation charge to operations was $27,009 and $17,399 for the quarter ended September 30, 2012 and 2011, respectively and $66,033 and $49,665 for the nine months ended September 30, 2012 and 2011 respectively. The depreciation policies followed by the company are described in Note 2.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	OTHER PAYABLES AND ACCRUED EXPENSES

	September 30, 2012	December 31, 2011
	(Unaudited)

Credit card liabilities	$19,533	$15,750
Vacation and Sick Pay accrual	103,543	100,771
Payroll liabilities	28,536	28,202
Other	2,100	2,100

	$153,712	$146,823

8.	LOANS PAYABLE

	September 30, 2012	December 31, 2011
	(Unaudited)
Short term portion
Los Alamos County Loan	$30,880	$29,748
Los Alamos National Bank revolving draw loan	168,786	-
Los Alamos National Bank commercial loan	17,926	-
	217,592	29,748
Long term portion
Los Alamos County Loan	217,867	241,204
Los Alamos National Bank commercial loan	126,764	-
	344,631	241,204

Total	$562,223	$270,952

The amortization of the principal outstanding on the loans payable is as follows:

Amount

Remainder of fiscal 2012	$12,703
2013	217,469
2014	52,192
2015	55,086
2016	58,068
2017 and thereafter	166,705
Total	$562,223

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	LOANS PAYABLE (continued)

Los Alamos County Loan
The Company entered into a Project Participation Agreement (as Amended) and a Loan Agreement with the Incorporated County of Los Alamos as of September 21, 2006. The Agreement provided for funding up to a maximum of $2,200,000 for the construction of a building and purchase of equipment. The maximum amount of equipment to be funded out of the total available loan of $2,200,000 was $625,000. The term of the loan is 13 years. The loan agreement provided for no repayments for 36 months with 120 equal monthly repayments commencing on September 21, 2009. The interest rate on the loan is 5% per annum. The assets purchased under the terms of the Project Participation Agreement and the Loan Agreement is to be used as security for the balance of the loan outstanding. The Company made use of the loan to purchase assets amounting to $302,009 during the 2007 financial year. Repayments of the loan commenced on September 21, 2009 at an interest rate of 5% per annum with equal monthly repayments of $3,546.87.

Los Alamos National Bank
The Company entered into a one year revolving draw loan with Los Alamos National Bank for $750,000 as of May 23, 2011. The loan bore interest at a coupon of the Wall Street Journal Prime rate plus 1% with a floor of 4.75% per annum. This loan was secured by inventory, accounts receivable and other rights to payments, instruments, documents and other Chattel paper, general intangibles and fixed assets. Interest was payable quarterly. The Company drew $50,000 under this facility during February 2012. This loan expired on May 22, 2012 and was repaid when the Company entered into a new loan agreement on May 23, 2012.

The Company entered into a further one year revolving draw loan with Los Alamos National Bank for $750,000 as of May 23, 2012. The loan bears interest at a coupon of the Wall Street Journal Prime rate plus 1.5% with a floor of 4.75% per annum. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other Chattel paper, general intangibles and fixed assets. Interest is payable quarterly. The Company drew $50,000 under this facility on May 23, 2012 to repay the facility mentioned above. An additional $118,000 was drawn down on this facility on July 11, 2012 to settle a liability owing to a supplier.

The Company entered into a single advance commercial loan agreement with Los Alamos National Bank for $148,500 on June 8, 2012. The purpose of this loan is to acquire a Bruker XRpro machine. This loan bears interest at the Wall Street Journal Prime rate plus 1.5% with a floor of 6.00% per annum. This loan expires on June 8, 2019. The loan is repayable in 84 monthly installments of $2,169.30 each, which installment may vary depending on the variable interest rate mentioned above. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other Chattel paper, general intangibles and fixed assets. This loan has been advanced to both the Company and XRpro Corp., a wholly owned subsidiary, jointly and severally, and has been guaranteed by Dr. Benjamin Warner and his wife.

9.	CONVERTIBLE REDEEMABLE PREFERRED STOCK

The authorized capital of the Company was increased by 10,000,000 preferred shares with a par value of $0.001 on March 14, 2011 under terms of a restated and amended articles of Incorporation. The articles of Incorporation were subsequently amended on April 10, 2012 to change the designation of the 10,000,000 preferred shares from Series “A” 8% Convertible Preferred shares to 400,000 Series “A” 8% Convertible Preferred shares with a par value of $0.001 each. The remaining 9,600,000 preferred shares remain undesignated.

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

A fair market value for the common stock purchase warrants was performed using the Black-Scholes valuation model and a further $2,857 was credited to the value of the preferred stock as a deemed dividend during the nine months, see note 11 below.

The Preferred Stock Holders have received warrants to purchase shares of the Company’s common stock equal to 100% of the number of shares that they would receive upon conversion of the Preferred stock into common stock at an exercise price of $5.70 per share. The Warrants will expire five years after date of issuance. The Warrants are not transferable separately from the Preferred Stock without the consent of the Company and an opinion of Counsel satisfactory to the Company.

Should the Company receive net proceeds of at least $3 million from litigation proceedings against the managers of Los Alamos National Laboratory (see note 16); the Preferred Stock holder will have the option to redeem the Preferred Stock equal to 130% of the price per share of $5.70. The Company also has the option to redeem the Preferred Stock at a price equal to 130% of the price per share of $5.70 at any time after giving the investors notice and allowing them to exercise their conversion rights into common stock 30 days after notice has been received. The Company is not obligated to pursue the litigation against Los Alamos National Laboratory but is doing so based on its belief that it will have a successful outcome.

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

An accrual for preferred stock dividends of $117,373 and $87,457 was made at September 30, 2012 and December 31, 2011, respectively.

10.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares with a par value of $0.001 each.

During the nine months ended September 30, 2012 a further 10,650 shares of common stock were issued at $5.70 per share for a total of $60,705 in lieu of preferred stock dividends which were due at January 31, 2012.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	WARRANTS

During the nine months ended September 30, 2012, warrants for the purchase of 10,088 shares of common stock were issued to investors in conjunction with the issuance of 10,088 shares of Series "A" Preferred Stock.

The fair value of these warrants is determined using the Black-Scholes model. The following assumptions were used:

Nine months ended September 30, 2012

Risk-free interest rate	0.11%
Expected life of the warrants	5 Years
Expected volatility of the underlying stock	120%
Expected dividend rate	0%

A fair market value for these warrants of $2,857 was recorded as a deemed preferred stock dividend during the nine months.

At September 30, 2012, outstanding warrants to purchase shares of common stock are as follows:

Warrants	Exercise Price	Expiration Date

22,272	$5.70	March 2016
108,983	$5.70	April 2016
86,404	$5.70	May 2016
35,000	$5.70	June 2016
40,000	$5.70	July 2016
35,088	$5.70	September 2016
46,572	$5.70	October 2016
15,000	$2.00	October 2016
10,088	$5.70	January 2017

399,407

12.	STOCK BASED COMPENSATION

In October 2005, the Company's Board of Directors adopted the Caldera Pharmaceuticals, Inc. 2005 Stock Option Plan (the "Plan"), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has 3,000,000 shares of common stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of up to two years, and expire 4 years to 10 years from the grant date. At September 30, 2012, 2,498,346 shares were available for future grant under the Incentive Plan.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCK BASED COMPENSATION (continued)

Stock option based compensation expense for the nine months ended September 30, 2012 and 2011 totaled $48,852 and $300,115, respectively. The Company expenses the value of stock options as earned. The fair value of the options granted is determined using the Black-Scholes option-pricing model. The following assumptions were used:

Nine months ended September 30, 2012

Risk-free interest rate	0.03% to 0.07%
Expected life of the options	5 years
Expected volatility of the underlying stock	120%
Expected dividend rate	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option-pricing model. For all options granted since October 1, 2005 the Company has generally used option terms of between 1 to 10 years, with 5 years representing the estimated life of options granted. The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as Caldera Pharmaceuticals.  The risk-free interest rate used in the Black-Scholes option-pricing model is determined by reference to historical U.S. Treasury constant maturity rates with short-term maturities of no more than three months. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. At September 30, 2012, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants.

A summary of all of our option activity as of September 30, 2012 and December 31, 2011 and changes in options outstanding under the plan during the nine months ended September 30, 2012 and the year ended December 31, 2011 are as follows:

	Shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2011	285,500	$2.00 - $5.71	$5.13
Granted	477,500	$1.10 - $5.71	$1.46
Forfeited/cancelled	(235,000)	$1.10 - $5.71	$1.16
Exercised	(9,555)	$5.71	$5.71

Outstanding December 31, 2011	518,445	$1.10 - $5.71	$3.54
Granted	37,000	$0.20 - $5.71	$0.97
Forfeited/cancelled	(53,791)	$5.71	$5.71

Outstanding September 30, 2012	501,654	$0.20 - $5.71	$3.12

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCK BASED COMPENSATION (continued)

Stock options outstanding at September 30, 2012 and December 31, 2011 as disclosed in the above table, have $10,500 and  $0 intrinsic value, respectively.

The following tables summarize information about stock options outstanding at September 30, 2012:

Options Outstanding				Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.20	30,000	9.59	$0.20	12,500	$0.20
$1.10	220,000	8.42	$1.10	220,000	$1.10
$2.00	30,000	3.16	$2.00	30,000	$2.00
$4.00	6,000	0.67	$4.00	6,000	$4.00
$5.71	215,654	5.86	$5.71	209,467	$5.71

	501,654	6.98	$3.12	477,967	$3.19

Options exercisable for 37,000 shares of common stock were granted and options exercisable for 53,791 shares of common stock were forfeited and canceled during the nine months ended September 30, 2012. The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2012 was $17,068 ($0.46 per share). As of September 30, 2012 there were unvested options to purchase 23,687 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $11,885 which is expected to be recognized over the next 15 months.

13.	OTHER INCOME

Other income consists of the following:

	Quarter ended September 30, 2012	Quarter ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Insurance proceeds on obligation settlement	$10,000	$-	$10,000	$-
Profit on settlement of supplier obligation	130,880	-	130,880	-
Other	-	800	-	7,988

	$140,880	$800	$140,880	$7,988

Negotiations were concluded with our insurance providers and a supplier of legal services whereby proceeds of $10,000 was received from our insurance providers to settle a long outstanding obligation with our legal services provider. The legal services provider further agreed to accept a payment of 50% of the total amount due, resulting in a further gain of $130,880. There are no further obligations due to this supplier.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	NET PROFIT/(LOSS) PER COMMON SHARE

Basic profit//(loss) per share is based on the weighted-average number of common shares outstanding during each period. Diluted profit/(loss) per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method and the conversion of convertible preferred stock into common stock. The computation of diluted net profit/(loss) per share does not assume the issuance of common shares that have an anti-dilutive effect on net profit/(loss) per share. For the quarter ended and the nine months ended September 30, 2011 and the nine months ended September 30, 2012  all stock options, convertible preferred stock and warrants were excluded from the computation of diluted net loss per share.

The following table presents a reconciliation of basic and diluted net profit per share for the quarter ended September 30, 2012:

Quarter ended September 30, 2012

Net profit available to common stockholders for basic and diluted profit per share	$176,309

Weighted average common stock outstanding - basic	4,302,270
Effect of dilutive securities:
Options to purchase shares of common stock	7,955

Weighted average common stock outstanding – diluted	4,310,225

Net profit per common share – basic	$0.04

Net profit per common share – diluted	$0.04

The Company’s aggregate common stock equivalents at September 30, 2012 and 2011 include the following:

	Nine months ended September 30, 2012 (Shares)	Nine months ended September 30, 2011 (Shares)

Options to purchase shares of common stock	477,967	479,445
Warrants	399,407	327,747
Series “A” Convertible Preferred stock	341,607	287,747
	1,218,981	1,094,939

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	OPERATING LEASES

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

Future annual minimum payments required under operating lease obligations at September 30, 2012, are as follows:

Amount

2012	15,078
2013	50,753
Total	$65,831

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	LITIGATION

Los Alamos National Security Suit

The Company filed suit against the Regents of the University of California and Los Alamos National Security LLC in California Superior Court in San Francisco in December 2007. This suit alleged (i) breach of contract and (ii) fraud in connection with an exclusive Patent Licensing Agreement (the “Agreement”) originally entered into between the Company and the Regents in September 2005. In April 2006, the Regents assigned the Agreement to LANS. The Company believes the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement; and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them. Caldera is seeking relief including damages believed to be in excess of $600 million, punitive damages, interest, and costs. This suit was dismissed for reason of lack of subject matter jurisdiction by the California Superior Court in 2010. On April 24, 2012, the trial Court’s dismissal for lack of subject matter jurisdiction was reversed in full by the California Court of Appeal. The defendants unsuccessfully attempted to appeal the case to the California Supreme Court, and on August 29, 2012 the case was remitted to the trial court.

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

In September 2011, the Company filed suit against the Regents and LANS in the Circuit Court of Cook County. LANS removed the case to United States District Court for the Northern District of Illinois Eastern Division, Case # ll-CV-07259. The Company's complaint alleges the following: (i) breach of contract; (ii) breach of the implied covenant of good faith; (iii) fraud; and (iv) fraudulent inducement, in connection with the September 2005 Agreement with the Regents assigned to LANS in April 2006. The Company believes the defendants breached a License Agreement, and made false representations that were critical to the Company's decision to enter into the Agreement. Caldera is seeking relief including compensatory damages, exemplary and punitive damages, and costs. In March 2012, the Company filed a motion to remand the case to the Circuit Court of Cook County, and on May 11, 2012 the case was remanded to the Circuit Court of Cook County. The Company amended the suit in October 2012, and the Defendants removed the case to United States District Court for the Northern District of Illinois Eastern Division on October 22, 2012.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	LITIGATION (continued)

Seddie Bastanipour and Joel Bellows Suit

In October 2008, Seddie Bastanipour and Joel Bellows filed suit against the Company, our Chief Executive Officer, Dr. Benjamin Warner, and a former consultant to the Company, Sigmund Eisenchenk. Joel Bellows provided legal services to the Company through his legal firm, Bellows and Bellows P.C. The suit was filed in the Circuit Court of Cook County, Illinois and alleged the following: (i) Violation of Illinois Securities Act of 1953; (ii) Violation of Illinois Consumer Fraud Act; and (iii) Common Law Fraud, in connection with aggregate investments of $218,000 in the Company’s common stock claimed by Bastanipour and Bellows. They are seeking compensatory damages, costs and expenses. The Company does not believe Bellows will prevail on any of the alleged complaints. In December 2011, the Company completed an amicable settlement with Bastanipour.  This case is set for trial in October 2013.

In March, 2010, the Company filed suit against Joel Bellows and Bellows and Bellows P.C. in the United States District Court for the District of New Mexico alleging the following: (i) Breach of Contract; (ii) Negligence; (iii) Breach of Fiduciary Duty; (iv) Fraud; and (v) Tortious Interference with Contract. The aforementioned complaints relate to legal services provided by Bellows and Bellows P.C. for the Company. The Company is seeking compensatory damages, punitive damages, interest, costs and fees. This case is set for trial in October 2013.

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

17.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, and has concluded that no such events or transactions took place that would require disclosure herein.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the risk factors and the financial statements and the other information set forth in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 14, 2012, as amended. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Cautionary Note Regarding Forward-Looking Statements

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview and Financial Condition

Discussions with respect to our Company’s operations included herein include the operations of our operating subsidiary, XRpro Corp. Our Company formed XRpro Corp. on July 9, 2010. We have no other operations than those of Caldera Pharmaceuticals, Inc. and XRpro Corp.

Results of Operations for the quarter ended September 30, 2012 and the quarter ended September 30, 2011.

Revenues

Our Company had revenues totaling $582,925 and $101,421 for the quarter ended September 30, 2012 and 2011, respectively, an increase of 475% or $481,504. Substantially all of our revenues have been derived from Federal government contracts. The increase over the prior year three month period  is due to a moratorium placed on Government expenditure in the prior year that impacted our ability to invoice for work performed on our Government contracts. The current billings on Government contracts also include a higher amount of recoverable expenses incurred on these contracts. Our Company has an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the National Institutes of Health on August 24, 2011 expiring on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, expiring on July 31, 2013 with a further $1,000,000 potentially available under the project expiring on July 31, 2014, depending on availability of government funding and satisfactory progress made on the project. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the project to date. The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project. Going forward, based on financing, we plan to heavily market our XRpro® equipment and services and educate potential customers concerning the advantages and value propositions of the XRpro® technology. While we are optimistic about the prospects for our Company, since this is a relatively new product offering with significantly different characteristics compared with existing equipment on the market (and we have not recognized significant revenues to date), there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for our Company to be profitable.

We have recently expanded our marketing efforts and are  pursuing several leads for the use of  our technology by several significant companies within the pharmaceutical and industrial sectors; however there can be no assurance that such leads will be successful and result in revenue.

Cost of Sales

Cost of sales totaled $151,968 and $54,347 for the quarter ended September 30, 2012 and 2011, respectively. The increase of 180% or $97,621 was primarily due to the moratorium placed on Government spending in the previous year, resulting in the cessation of substantially all of the salary based research work we performed on Government contracts in that period. Cost of sales is primarily comprised of direct expenses related to providing our services under government contracts.  These expenses include salary expenses directly related to research contracts, outside consultants, and direct materials used on Government contracts. The salary expense included in cost of sales for quarter ended September 30, 2012 and 2011 respectively was $132,497 and $24,382. For additional information regarding salary expense reference is made to the discussion of total salary expense in Selling, general and administrative expenses below.

Gross Profit

Gross profit was $430,957 and $47,074 for the quarter ended September 30, 2012 and 2011, respectively. The  gross margin percentage was 73.9% and 46.4% for the quarters ended September 30, 2012 and 2011 respectively. The improvement in gross margin percentage over the prior period is due to the moratorium placed on government spending in the prior year. The gross profit percentage earned for the quarter ended September 30, 2012 relates to our Federal government contracts and may not be indicative of anticipated future results due to the Company’s plan to diversify its source of revenues into services and equipment sales.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $308,934 and $636,524 for the quarters ended September 30, 2012 and 2011, respectively, a decrease of $327,590 or 51.5%.

The major components making up Selling, General and administrative expenses included the following:

	Quarter ended September 30,		Increase/ (decrease)	Percentage change
	2012	2011

Marketing and selling expenses	$5,460	$19,800	$(14,340)	(72.4)%

Salary expenses	$50,683	$192,194	$(141,511)	(73.6)%

Research and development salaries	$776	$52,134	$(51,358)	(98.5)%

Stock option compensation charge	$8,279	$52,692	$(44,413)	(84.3)%

Legal fees	$108,965	$184,772	$(75,807)	(41.0)%

Consulting fees	$70,464	$82,894	$(12,430)	(15.0)%

Marketing and selling expenses decreased over the prior year due to promotional expenses incurred in the prior year with a professional marketing company to develop a white paper and webinar on the XRpro equipment.

Total salary expenses are allocated to the various expense categories detailed below depending on the level of activity of our employees on government and commercial projects, internal research and development expenses and administrative activities. An increase in activity on projects will result in an increase in salary expense charged to cost of sales with a corresponding decrease in salary expense charged to selling, general and administrative expenses. A comparison of salary expenses is presented below.

Total salary expenditure for the quarter ended September 30, 2012 and 2011, respectively for the Company is included in the following expense categories:

	Quarter ended September 30,		Increase/ (decrease)	Percentage change
	2012	2011

Cost of sales	$132,497	$24,382	$108,115	443.4%

Selling, general and administrative expenses	$50,683	$192,194	$(141,511)	(73.6)%

Research and development salaries	$776	$52,134	$(51,358)	(84.3)%

	$183,956	$268,710	$(84,754)	(31.5)%

This decrease in total salary expenditure of $84,754 is due to the termination of employment of our in-house legal counsel during the second quarter of 2012, a decrease in the charge for vacation and sick pay over the prior quarter and a change in employee benefits whereby the Company paid the full health care contributions of employees in the prior year and only pays 50% of these contributions commencing in the current year.

The salary expense included in cost of sales for the quarter ended September 30, 2012 increased by $108,115 or 443.43% The lower salary expense charged to cost of sales in the prior year was primarily due to the moratorium placed on government spending in the second quarter of the prior period, resulting in the cessation of substantially all of the salary based research work we performed on Government contracts in that period. The increase of salary expense charged to cost of sales for the quarter ended September 30, 2012 resulted in a corresponding decrease in salary expense charged to Selling, general and administrative expenses and Research and development salaries during the quarter ended September 30, 2012.

The salary expense charged to Selling, general and administrative expenses for the quarter ended September 30, 2012 decreased by $141,511 or 73.6% due to the increased salary expense charged to cost of sales and the decrease in total salary expense as discussed above.

Research and development salaries during the quarter ended September 30, 2012 decreased due to employees allocating their time to revenue generating projects during the current quarter. In the prior year, the moratorium placed on government spending afforded our employees time to conduct research experiments and development of consumables for the XRpro equipment.

The stock option compensation charge decreased over the prior year due to the majority of the options being fully vested  prior to the 2012 quarter. The majority of the 2012 stock option compensation charge relates to new options issued during the second quarter of 2012.

Legal fees decreased by $75,807 over the prior year due to a decrease in activity on the Bellows and LANS legal matters. For additional information on our legal matters, see Legal Proceedings. While the Company has negotiated a partial contingency fee agreement in the LANS case, the Company will still face significant continuing legal expenses should it continue to pursue its actions. The legal expenses incurred on the LANS and Bellows matter are not connected with our regular business activities and while still ongoing should be viewed as non-operating expenses. We are plaintiffs in two lawsuits and therefore to some extent we have some degree of control as to whether we will continue to fund this litigation.  At present it is our judgment that the potential for recovery of damages outweighs the costs we are expending on these cases. We therefore intend to continue pursuing this litigation but there is no assurance we will continue to do so or ultimately prevail should these cases go to trial.

The decrease in consulting fees of $12,430 is made up of consulting fees incurred in the prior year of $29,000 related to fund raising activities which was offset by an increase in financial support fees primarily to meet the ongoing public reporting requirements.

Depreciation and Amortization

We recognized depreciation expenses of $27,009 and $17,399 for the quarter ended September 30, 2012 and 2011, respectively. The increase in our depreciation charge is primarily due to the acquisition of an additional XRpro instrument during this quarter. The majority of our depreciation charge relates to  laboratory equipment, which makes up the majority of our capital equipment and spending.  Amortization expenses were $12,921 for each of the quarters ended September 30, 2012 and 2011.  Amortization expenses relates to the amortization of license fees paid to Los Alamos National Laboratories for the use of certain patents.

Interest  expense

Interest expense totaled $7,306 and $3,567 for the quarter ended September 30, 2012 and 2011, respectively. Interest expense was primarily paid on loans from the Los Alamos County, the revolving credit facility with Los Alamos National Bank and interest incurred on the commercial loan facility advanced to Caldera by the Los Alamos National Bank during June 2012 to acquire a new XRpro machine from our exclusive equipment supplier, Bruker.

Other Income

Other Income was $140,880 and $800 for the quarter ended September 30, 2012 and 2011, respectively. Other income earned in the current year consists of $10,000 received in insurance proceeds to fund our legal expenses incurred on the LANS matter. A further $130,880 resulted from an agreement entered into with one of our suppliers of legal services, whereby we agreed to reduce the amount of liability owing to the service provider by 50% of the original invoiced amount.

Net profit/(loss)

Net profit for the quarter ended September 30, 2012 was $215,808 compared to a net loss of ($622,114) for the quarter ended September 30, 2011. This improvement in profitability is primarily due to lower revenues generated in the prior year quarter due to the moratorium place on Government expenditure, as discussed in revenues above, an overall decrease in selling, general and administrative expenses, discussed above, and the other income earned in the current quarter.

Preferred stock dividends and deemed preferred stock dividends

Dividends on the 8% Series “A” preferred stock of $39,499 and $30,256 were accrued for the quarter ended September 30, 2012 and 2011, respectively. The increase in the preferred stock dividend is due to an increase in the number of preferred shares in issue over the prior period.

Deemed preferred stock dividends of $0 and $22,544 for the quarter ended September 30, 2012 and 2011, respectively, relate to the Warrants issued to preferred stock holders during the prior year, no preferred stocks were issued during the current quarter.

Net profit/(loss) applicable to common stock

Net profit applicable to common stock for the quarter ended September 30, 2012 was $176,309 compared to a net loss applicable to common stock of ($674,914) for the quarter ended September 30, 2011, representing a net profit per share of $0.04 and a net loss per share of ($0.14) for the quarters ended September 30, 2012 and 2011, respectively. This improvement is explained under net profit/(loss) and preferred stock dividends and deemed preferred stock dividends above.

Results of operations for the nine months ended September 30, 2012 and the nine months ended September 30, 2011.

Revenues

Our Company had revenues totaling $1,453,950 and $416,164 for the nine months ended September 30, 2012 and 2011, respectively, an increase of $1,037,786 or 249.4%. The increase in our revenues over the prior period is primarily due to a moratorium placed on government spending in the second quarter of the prior year that lasted throughout the third quarter as well . Substantially all of our revenues to date have been derived from Federal government contracts. Our Company has an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the National Institutes of Health on August 24, 2011 expiring on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, expiring on July 31, 2013 with a further $1,000,000 potentially available under the project  expiring on July 31, 2014, depending on availability of government funding and satisfactory progress made on the project. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the project to date. The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project. We expect to earn the maximum revenue under this contract in each year. Going forward, based on financing, we plan to heavily market our XRpro® equipment and services and educate potential customers concerning the advantages and value propositions of the XRpro® technology. While we are optimistic about the prospects for our Company, since this is a relatively new product offering with significantly different characteristics compared with existing equipment on the market (and we have not recognized significant revenues to date), there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for our Company to be profitable.

We have recently expanded our marketing efforts and are pursuing several leads for the use of our technology to by several significant companies within the pharmaceutical and industrial sectors; however there can be no assurance that such leads will be successful and result in revenue.

Cost of Sales

Cost of sales totaled $504,092 and $239,176 for the nine months ended September 30, 2012 and 2011, respectively. The increase of $264,916 or 110.8% was primarily due to the moratorium placed on government spending in the second quarter of the prior period, resulting in the cessation of substantially all of the salary based research work we performed on Government contracts in that period. Cost of sales is primarily direct expenses related to providing our services under government contracts.  These expenses include salary expenses directly related to research contracts, outside consultants and direct materials used on Government contracts. The salary expense included in cost of sales for 2012 and 2011 respectively, was $422,699 and $191,035. For additional information regarding salary expenses reference is made to the discussion of total salary expense in Selling, general and administrative expenses below.

Gross Profit

Gross profit was $949,858 and $176,988 for the nine months ended September 30, 2012 and 2011, respectively. The gross margin percentages of 65.3% and 42.5% for the nine months ended September 30, 2012 and 2011, respectively, relate to our Federal government contracts and may not be indicative of anticipated future results due to the Company’s plan to diversify its source of revenues into services and equipment sales. The increase in our gross profit percentage is primarily due to the moratorium placed on government expenditure during the second quarter of the prior year as discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $1,384,972 and $1,605,792 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $220,820 or 13.8%.

The major components making up Selling, General and administrative expenses included the following:

	Nine months ended September 30,		Increase/ (decrease)	Percentage change
	2012	2011

Marketing and selling expenses	$85,358	$19,800	$65,558	331.1%

Salary expenses	$175,885	$442,550	$(266,665)	(60.3)%

Research and development salaries	$23,826	$52,134	$(28,308)	(54.3)%

Stock option compensation charge	$48,852	$300,115	$(251,263)	(83.7)%

Legal fees	$630,502	$537,372	$93,130	17.3%

Consulting fees	$182,515	$98,609	83,906	85.1%

Audit fees	$26,700	-	$26,700	100.0%

Marketing and selling expenses increased over the prior nine months due to professional promotional activities that commenced in the third quarter of 2011 and was concluded in the second quarter of 2012 to promote our XRpro equipment.

Total salary expenses are allocated to the various expense categories detailed below depending on the level of activity of our employees on government and commercial projects, internal research and development expenses and administrative activities. An increase in activity on projects will result in an increase in salary expense charged to cost of sales with a corresponding decrease in salary expense charged to selling, general and administrative expenses. A comparison of salary expenses is presented below.

Total salary expenditure for the nine months ended September 30, 2012 for the Company is included in the following expense categories:

	Nine months ended September 30,		Increase/ (decrease)	Percentage change
	2012	2011

Cost of sales	$422,699	$191,035	$231,644	121.3%

Selling, general and administrative expenses	$175,885	$442,550	$(266,665)	(60.3)%

Research and development salaries	$23,826	$52,134	$(28,308)	(54.3)%

	$622,410	$685,719	$(63,309)	(9.2)%

This decrease in total salary expenditure for the nine months ended September 30, 2012 of $63,309 is due to the termination of employment of our in-house legal counsel during the second quarter of 2012, a decrease in the charge for vacation and sick pay over the prior nine months and a change in employee benefits whereby the Company paid the full health care contributions of employees in the prior year and only pays 50% of these contributions commencing in the current year.

The salary expense included in cost of sales for the nine months ended September 30, 2012 increased by $231,644 or 121.3% The lower salary expense charged to cost of sales in the prior year was primarily due to the moratorium placed on government spending in the prior period, resulting in the cessation of substantially all of the salary based research work we performed on Government contracts in that period. The increase of salary expense charged to cost of sales for the nine months ended September 30, 2012 resulted in a corresponding decrease in salary expense charged to Selling, general and administrative expenses and Research and development salaries for the nine months ended September 30, 2012.

The salary expense charged to Selling, general and administrative expenses for the nine months ended September 30, 2012 decreased by $266,665 or 60.3% due to the increased salary expense charged to cost of sales and the decrease in total salary expense as discussed above.

Research and development salaries for the nine months ended September 30, 2012 decreased due to employees allocating their time to revenue generating projects during the current period. In the prior year, the moratorium placed on government spending afforded our employees time to conduct research experiments and development of consumables for the XRpro equipment.

The stock option compensation charge decreased over the prior year due to the majority of the options being fully vested  prior to the 2012 period. The majority of the 2012 stock option compensation charge relates to new options issued during the second quarter of 2012.

Legal fees increased by $93,130 over the prior year due to increased activity on the LANS and Bellows legal matters during the first half of the year and legal expenses incurred on the preparation of the S-1 filing  completed by the Company during the first half of the year and ongoing public reporting requirements For additional information on our legal matters, see Legal Proceedings. While the Company has negotiated a partial contingency fee agreement in the LANS case, the Company will still face significant continuing legal expenses should it continue to pursue its actions. The legal expenses incurred on the LANS and Bellows matters are not connected with our regular business activities and while still ongoing should be viewed as non-operating expenses. We are plaintiffs in two lawsuits and therefore to some extent we have some degree of control as to whether we will continue to fund this litigation.  At present it is our judgment that the potential for recovery of damages outweighs the costs we are expending on these cases. We therefore intend to continue pursuing this litigation but there is no assurance we will continue to do so or ultimately prevail should these cases go to trial.

The increase in consulting fees is primarily due to financial support provided to Caldera Pharmaceuticals to meet the ongoing public reporting requirements and for capital raising expertise.

The increase in audit fees is directly related to preparing the company for public reporting purposes. This expense was not necessary and was not incurred in the prior year.

Depreciation and Amortization

We recognized depreciation expenses of $66,033 and $49,665 for the nine months ended September 30, 2012 and 2011, respectively. The increase in our depreciation expense is primarily due to the acquisition of an additional XRpro instrument during the third quarter of this year. The majority of our depreciation expense relates to our laboratory equipment, which makes up the majority of our capital equipment and spending.  Amortization expenses were $38,763 and $38,763 in 2012 and 2011, respectively.  Amortization expenses relates to the amortization of license fees paid to Los Alamos National Laboratories for the use of certain patents.

Interest expense

Interest expense totaled $15,144 and $12,917 for the nine months ended September 30, 2012 and 2011, respectively. The increase in interest expense is primarily due to the commercial loan facility advanced to Caldera by the Los Alamos National Bank during June 2012 to acquire a new XRpro machine from our exclusive equipment supplier, Bruker.Interest expense was primarily paid on loans from the Los Alamos County, the revolving draw loan and the commercial loan with Los Alamos National Bank.

Other Income

Other Income was $140,880 and $7,988 for the nine months ended September 30, 2012 and 2011, respectively. Other income earned in the current year consists of $10,000 received in insurance proceeds to fund our legal expenses incurred on the LANS matter. A further $130,880 resulted from an agreement entered into with one of our suppliers of legal services, whereby we agreed to reduce the amount of liability owing to the service provider by 50% of the original invoiced amount.

Net loss

Net loss totaled ($413,539) and ($1,521,738) for the nine months ended September 30, 2012 and 2011, respectively. The decrease in loss is primarily due to the lower level of revenues generated on Government contracts in the prior year, lower selling, general and administrative expenses during the current year, as discussed above, partially offset by the other income discussed above.

Preferred stock dividends and deemed preferred stock dividends

Dividends on the 8% Series “A” preferred stock of $117,373 and $49,864 were accrued for the nine months ended September 30, 2012 and 2011, respectively. The increase in the preferred stock dividend is due to an increase in the number of preferred shares outstanding over the prior period.

Deemed preferred stock dividends of $2,857 and $100,975 for the nine months ended September 30, 2012 and 2011, respectively, relate to the Warrants issued to preferred stock holders during the prior year.  10,088 preferred shares were issued during the first quarter of the current year resulting in the charge of $2,857 for the nine months ended September 30, 2012.

Net loss applicable to common stock

Net loss applicable to common stock for the nine months ended September 30, 2012 and 2011, totaled ($533,769) and ($1,672,577), respectively, representing a net loss per share of ($0.12) and ($0.34) per share for the nine months ended September 30, 2012 and 2011, respectively. This decrease is explained under net loss and preferred stock dividends and deemed preferred stock dividends above.

Liquidity and Capital Resources

Although we had a net profit for the nine months ended September 30, 2012, we have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants. As of September 30, 2012 our Company had cash totaling $195,548 and other current assets totaling $139,318, and total assets of $1,358,466. We had total current liabilities of $841,180, and a net working capital deficit of $506,314. Total liabilities were $1,185,811 and the convertible redeemable preferred stock totaled $2,065,392 resulting in a stockholders’ deficit of ($1,892,737) at September 30, 2012.

We may receive net proceeds from the exercise of the warrants to purchase shares of our common stock that would total $2,221,120 if all the warrants were exercised for cash. See Note 11, “Warrants” in the Notes to the Consolidated Financial Statements (Unaudited) for a list of warrants outstanding as of September 30, 2012 and their associated exercise price and expiration dates.

An analysis of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 is provided below:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Net cash used in operating activities	$(565,157)	$(670,354)

Net cash used in investing activities	(238,360)	(38,762)

Net cash provided by financing activities	320,765	1,507,859

Net (decrease)/increase in cash and cash equivalents	$(482,752)	$798,743

Net cash used in operating activities was ($565,157) for the nine months ended September 30, 2012 compared to ($670,354) for the same period in 2011. The decrease in cash used in operating activities was primarily due to the following:

	Nine months ended September 30,
	2012	2011	Increase/ (decrease)	Percentage change

Net loss	$(413,539)	$(1,521,738)	$1,108,199	72.8%

Adjustments for non-cash items	24,022	388,890	(364,868)	(93.8)%

Changes in operating assets and liabilities	(175,640)	462,494	(638,134)	(138.0)%

	$(565,157)	$(670,354)	$105,197

The reduction in the net loss is discussed under net loss in the results of operations for the nine months ended September 30, 2012 and the nine months ended September 30, 2011.

The adjustments for non-cash items was primarily due to a decrease in non-cash compensation charges relating to stock options of $251,263 when compared to the prior year and the reduction in liability owing to a legal service provider of $130,880, offset by an increase in the depreciation charge of $16,368 over the prior year.

The changes in operating assets and liabilities included (i) an increase in accounts receivable of $(227,351) which is primarily due to the timing of receipts before or after month end from our primarily government customers, and (ii) a decrease in our accounts payable balances of $(356,547) which is primarily due to a substantial increase in legal expenses in the prior year nine month period.

Net cash used in investing activities was $238,360 for the nine months ended September 30, 2012 compared to $38,762 for the same period in 2011. These investments include the acquisition of an additional Bruker XRpro machine totaling $201,000 in July 2012.

Net cash provided by financing activities was $320,765 for the nine months ended September 30, 2012 compared to $1,507,859 for the same period in 2011 and is made up as follows:

	Nine months ended September 30,
	2012	2011	Increase/ (decrease)	Percentage change

Movement in borrowings from banks and third parties	$290,017	$(109,249)	$399,266	365.5%

Movements in borrowings from related parties	-	(77,600)	77,600	100.0%

Proceeds from stock issues	57,500	1,694,708	(1,637,208)	(96.6)%

Dividends paid	(26,752)	-	(26,752)	(100.0)%

	$320,765	$1,507,859	$(1,187,094)

The movement in borrowings from banks included a cash advance of $168,000 on the revolving letter of credit and proceeds of a term loan of $148,500 in the current year. In the prior year no advances were received and the movement represented repayments of borrowing facilities.

The movements in borrowings from related parties in the prior year represented a repayment of loans advanced to the Company by Dr. Benjamin Warner; these funds were subsequently reinvested in the preferred stock issued by the Company.

The proceeds from stock issues in the current year represent proceeds from the issuance of 10,088 shares of preferred stock issued during the first quarter at $5.70 per share. The prior year stock issues included the issue of 287,746 shares of preferred stock at $5.70 per share and a further issue of 9,555 shares of common stock for stock options exercised.

The dividend paid represents the payment of dividends due to preferred stock holders in the prior year to those preferred stock holders who elected to receive cash dividends instead of shares of common stock.

Capital Expenditures

Our current plans do not call for our Company to expend significant amounts for capital expenditures for the foreseeable future other than office furniture and information technology related equipment as we add employees and sales offices to our Company.  Bruker produces the XRpro products that we market and our corporate facilities are contracted for with third parties (and therefore do not require us to make capital purchases in this area).

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Los Alamos National Security Suit

The Company filed suit against the Regents of the University of California and Los Alamos National Security LLC in California Superior Court in San Francisco in December 2007. This suit alleged (i) breach of contract and (ii) fraud in connection with an exclusive Patent Licensing Agreement (the “Agreement”) originally entered into between the Company and the Regents in September 2005. In April 2006, the Regents assigned the Agreement to LANS. The Company believes the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement; and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them. Caldera is seeking relief including damages believed to be in excess of $600 million, punitive damages, interest, and costs. This suit was dismissed for reason of lack of subject matter jurisdiction by the California Superior Court in 2010. On April 24, 2012, the trial Court’s dismissal for lack of subject matter jurisdiction was reversed in full by the California Court of Appeal. The defendants unsuccessfully attempted to appeal the case to the California Supreme Court, and on August 29, 2012 the case was remitted to the trial court.

In October 2010, the Company filed suit against LANS and seven other co-defendants in the United States District Court For the Northern District of Illinois Eastern Division alleging the following: (i) breach of contract; (ii) fraud; (iii) intentional interference with contractual relations; (iii) legal malpractice; and other related claims in connection with the September 2005Agreement. As noted above, in April 2006, the Regents assigned the Agreement to LANS. The Company believes the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement; and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them. The Company also believes that LANS and other co-defendants improperly competed with the Company. In addition, the Company believes that two of the co-defendants, both in-house patent attorneys for LANS, breached their professional duties. Caldera is seeking relief including compensatory damages, punitive damages, and costs. In January 2012, this case was ordered to be transferred to Federal Court in New Mexico. In February 2012, the case was transferred to Federal Court in New Mexico. On May 4, 2012 LANS filed counterclaims in New Mexico Federal Court against the Company and Dr. Warner making various claims of ownership to the Company’s existing intellectual property and seeking unspecified damages. The Company believes these counterclaims to be wholly without merit, and intends to vigorously defend against them.  No assurance can be give as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these counterclaims it would have a material adverse effect on the Company and its operations.

In September 2011, the Company filed suit against the Regents and LANS in the Circuit Court of Cook County. LANS removed the case to United States District Court for the Northern District of Illinois Eastern Division, Case # ll-CV-07259. The Company's complaint alleges the following: (i) breach of contract; (ii) breach of the implied covenant of good faith; (iii) fraud; and (iv) fraudulent inducement, in connection with the September 2005 Agreement with the Regents assigned to LANS in April 2006. The Company believes the defendants breached a License Agreement, and made false representations that were critical to the Company's decision to enter into the Agreement. Caldera is seeking relief including compensatory damages, exemplary and punitive damages, and costs. In March 2012, the Company filed a motion to remand the case to the Circuit Court of Cook County, and on May 11, 2012 the case was remanded to the Circuit Court of Cook County. The Company amended the suit in October 2012, and the Defendants removed the case to United States District Court for the Northern District of Illinois Eastern Division on October 22, 2012.

To date, we have spent a total of $1,172,848 with respect to these cases, of which $389,440 was spent during the year ended December 31, 2011 and $196,525 has been spent to date in 2012.

Seddie Bastanipour and Joel Bellows Suit

In October 2008, Seddie Bastanipour and Joel Bellows filed suit against the Company, our Chief Executive Officer, Dr. Benjamin Warner, and a former consultant to the Company, Sigmund Eisenchenk. Joel Bellows provided legal services to the Company through his legal firm, Bellows and Bellows P.C. The suit was filed in the Circuit Court of Cook County, Illinois and alleged the following: (i) Violation of Illinois Securities Act of 1953; (ii) Violation of Illinois Consumer Fraud Act; and (iii) Common Law Fraud, in connection with aggregate investments of $218,000 in the Company’s common stock claimed by Bastanipour and Bellows. They are seeking compensatory damages, costs and expenses. The Company does not believe Bellows will prevail on any of the alleged complaints. In December 2011, the Company completed an amicable settlement with Bastanipour. This case is set for trial in January 2013.

In March, 2010, the Company filed suit against Joel Bellows and Bellows and Bellows P.C. in the United States District Court for the District of New Mexico alleging the following: (i) Breach of Contract; (ii) Negligence; (iii) Breach of Fiduciary Duty; (iv) Fraud; and (v) Tortious Interference with Contract. The aforementioned complaints relate to legal services provided by Bellows and Bellows P.C. for the Company. The Company is seeking compensatory damages, punitive damages, interest, costs and fees. This case is set for trial in October 2013.

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

To date, we have spent a total of $710,476 with respect to these cases, of which $287,540 was spent during the year ended December 31, 2011 and $302,165 has been spent to date in 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
 .
None.

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
**     Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALDERA PHARMACEUTICALS, INC.

Date: November 9, 2012	By:	/s/ Benjamin Warner
Benjamin Warner
Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)