Form 10-K
period 2012-12-31
Caldera Pharmaceuticals Inc
filed 2013-04-01
CIK 1518520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2012

or

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

(505) 661-2420
 (Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
(Title of Class)
None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No  ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2012, was approximately $544,679 based on $0.55, the price at which the registrant’s common stock was last sold, which was December 2011.

As of March 28, 2013, the issuer had 4,302,270 shares of common stock outstanding.

Documents incorporated by reference: None

CALDERA PHARMACEUTICALS, INC.

FORM 10-K

PART I

Forward-Looking Statements

Many of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.  Such risks and uncertainties include the risks noted under “Item 1A Risk Factors.”  We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Caldera Pharmaceuticals,” refer to Caldera Pharmaceuticals, Inc. and its subsidiaries.

Item 1.	Business

Overview

We are a drug discovery and pharmaceutical instrument company that is based on proprietary x-ray fluorescence technology called Xrpro®. The cornerstone of our business is our unique technology that is based on direct chemical analysis of protein-drug combinations by means of micro X-ray fluorescence spectroscopy. We currently offer our customers analytical services using our technology to evaluate drug candidates for safety and efficacy. We believe that our technology can reduce the cost of drug discovery by detecting safety and efficacy issues at an early stage of development. To date, substantially all of our revenue has been derived from our analytical services that we have performed for United States governmental agencies. However, we expect that our future revenue will be derived from three lines of business: (i) provision of our analytical drug discovery services; (ii) sale of our drug discovery instruments; and (iii) sale of new drug candidates that we identify using the XRpro® drug discovery instruments that we are currently developing and commercialization. We have recently expanded our customer base and are performing our analytical services for several pharmaceutical customers.  We intend to further expand our customer base and offer our analytical services to other biotechnical and pharmaceutical customers in addition to the government sector.  We have developed a stand-alone unit, of our XRpro® drug discovery instrument that can be sold to customers, such as pharmaceutical and biotech companies that would allow them to use our technology to conduct the same analytical services that we provide for the United States government. We also anticipate deriving revenue from the sale or licensing of drug candidates that we discover when conducting our chemical analysis.

To date we have been granted nineteen (19) contracts from governmental agencies, of which nine (9) were granted from the Department of Defense and ten (10) were granted from the National Institutes of Health. Of such contracts, seventeen (17) have been completed and we received payment in full for all seventeen (17) completed contracts. All contracts contained standard terms, including termination provisions which allow for the government to terminate the contract, in whole or in part, at any time for convenience. The Government agency concerned will notify us of their intention to terminate and all costs incurred in our performance of the work terminated will be recoverable and we will have no refund obligations for our research conducted to the date of termination. The contracts also contain Bayh-Dole and related provisions for disposition of intellectual property.  The Bayh-Dole Act allows small businesses, such as ours, to retain title to federally funded inventions if we follow certain procedures, including filing for patent protection and actively pursuing commercialization of the invention, and the U.S. government retains a non-exclusive, non-transferable, paid up irrevocable license, throughout the world, with respect to the invention. In addition, the U.S. government also retains a “march in” right that allows it to license the invention to third parties, without our consent, if it determines that the invention is not being made available to the public on a reasonable basis.  Set forth below are the details of the two firm fixed price contracts under which we are still providing services to the National Institutes of Health and are expected to receive an additional $1,000,000 for such services.

1.
Contract FA8222-12-C0018 with the Department of Defense – Air Force; to perform physiological testing for Hexavalent Chrome Exposure in the Human Body. The contract amount is for $150,000 operative from 8/13/2012 to 5/13/2013, approximately $83,000 paid to date with $67,000 remaining in the contract.

2.
Contract 2R44AI079935-03 with the National Institutes of Health; to develop strontium-selective therapies, contract amount:  $3,000,000.00 operative from 08/24/2011 - 07/31/2014, approximately $1,725,000 paid to date, $1,275,000 remaining in contract. $1,000,000 of the grant was awarded for the period August 24, 2011 to July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on 8/2/2012, expiring on July 31, 2013 with an additional $1,000,000 potentially available under the project expiring on July 31, 2014 depending on the availability of government funds and satisfactory progress on the project.

XRpro® Drug Discovery Services

We currently derive substantially all of our revenue from the provision of our analytical drug discovery services to the federal government. We have recently expanded our customer base and are performing our analytical services for several pharmaceutical customers. The Company believes that due to the unique properties of its technology there is the potential to expand its customer base to include private enterprises, such as pharmaceutical companies which conduct large-scale research and development of other new drug candidates.  As a result, the Company plans to expand its outsourced drug discovery and screening services to include a larger customer base, primarily targeting pharmaceutical companies.

XRpro® Drug Discovery Instruments

The XRpro® instrument is a high-throughput x-ray fluorescence microscope. In July 2011, we entered into an exclusive contract with Bruker Nano GmbH, a German company engaged in the manufacture and sale of components and systems for micro and nanoanalysis of electron microscopes, to customize its desk top analyzer by incorporating our improvements and intellectual property into its already existing product. The agreement is for an indefinite term but may be terminated by either party without cause upon six months notice or immediately upon the happening of certain events, including bankruptcy, violation of export laws and nonpayment of commitments of $100,000 or more. The agreement includes a non-competition provision specifying that we cannot copy the product manufactured by Bruker and that Bruker will not sell such product to any third party or end user that competes with us.

We have not sold or leased any XRpro® instruments and to date no one other than us has used the XRpro® instruments to perform analytical services; however, we have begun initial, limited marketing of the XRpro® instrument. Until such time as we have indications of increased market acceptance of our product and increased financial resources we do not anticipate expending large sums of money on a sales force for our product or marketing efforts. Although the Company has not shipped XRpro® instruments to the private sector, we believe that use of the XRpro® instrument can demonstrate significant cost savings by allowing pharmaceutical companies to combine multiple safety and efficacy tests in the drug discovery process at a price substantially lower than current industry standards without the need to modify the drug, protein, or cell, or use expensive reagents.

New Drug Candidates

Often when we conduct our chemical analysis of molecules for safety and efficacy in accordance with government funded research, we discover new drug candidates.   We have developed new molecules including new MRI contrast agents, radiopharmaceuticals, anti-infectives, and therapies for heavy metal toxicity. These chemicals have been developed using our XRpro® technology and have been tested using in vitro safety and efficacy models. We plan to further develop these molecules as far as possible using Federal contracts and grants that pay for substantially all the research and development costs and either sell them or license them to third parties who will apply for FDA approval of such drugs. We obtained a potential $3,000,000 grant in August 2011 from the National Institutes of Health/ National Institute for Allergies and Infectious Diseases to conduct animal trials for one of our drug candidates, which is a therapy for exposure to radioactive strontium. $2,000,000 of the grant was awarded for the period August 24, 2011 to July 31, 2013 with an additional $1,000,000 grant potentially available under the project expiring on July 31, 2014 depending on the availability of government funds and satisfactory progress on the project.

Our Analysis Technology

Our XRpro® technology quantifies drug/protein interactions without the need to modify the drug, protein, or cell, or use expensive reagents.  Many technologies require that expensive reagents (substances that are added to a system in order to bring about a chemical reaction or is added to see if a reaction occurs) or “labels” be used to measure the properties of drug candidates during the drug discovery process. These reagents are expensive, and can introduce experimental errors, wasting billions of dollars each year. Label-free technologies are particularly sought by the pharmaceutical industry because it is believed that they provide superior data at lower cost. Our high-throughput XRpro® technology measures approximately 2,000,000 compounds per month. Our technology measures multiple parameters for both drugs and proteins. This allows, for example, the ability to measure multiple interactions between a single drug and multiple proteins in a single measurement. We therefore measure on-target (i.e., efficacy) and off-target (i.e. side effects/toxicity) properties simultaneously.

Our high-throughput XRpro® technology does not require the use of expensive reagents, chemical dyes or radiological labels, which are commonly required for competing techniques. The use of a reagent in the analysis process, for a typical high-throughput campaign, can typically cost $0.50 or more per compound. Based on such costs, we believe that our XRpro® technology saves the customer approximately $500,000 per month for a typical high-throughput screening rate of 1,000,000 compounds per month.

We believe that our ability to provide our services in a cost and time efficient manner will allow us to profitably offer and expand our XRpro® drug discovery services to biotech and pharmaceutical companies as well as to cost-effectively continue our development of new drug candidates.

History

Caldera was founded by Dr. Benjamin Warner in 2003 at the request of the then director of Los Alamos National Laboratory (“LANL”) for the purpose of commercializing previous work done by Dr. Warner at LANL regarding the use of x-ray fluorescence to measure the chemical composition of pharmaceuticals. Dr. Warner earned his PhD in Chemistry from the Massachusetts Institute of Technology (“MIT”) in 1995. After MIT, Dr. Warner joined LANL where he held various positions including the position of Project Leader for National Security Programs from 2000 until 2004.

While at LANL, Dr. Warner patented through the auspices of the University of California (then the manager of LANL) his improvement to x-ray fluorescence technology that allowed it to be used to measure nanograms of material. This improvement made x-ray fluorescence economically feasible to measure the chemical composition of pharmaceuticals.

Dr. Warner has won numerous awards from Los Alamos National Laboratory for his commercialization and patenting work, including the Distinguished Licensing Award, the Distinguished Entrepreneurial Award, the Distinguished Patent Award, and the Federal Laboratory Consortium Distinguished Service Award. Jointly with LANL, Caldera Pharmaceuticals won the 2007 Federal Laboratory Consortium Award for Excellence in Technology Transfer and an R&D 100 Award. Caldera has won multiple Technology Ventures Corporation awards for top technology companies in New Mexico.

LANL is a United States Department of Energy national laboratory. LANL is managed and operated by Los Alamos National Security, LLC (LANS), a private limited liability company formed by the University of California, Bechtel, Babcock & Wilcox Technical Services, and URS Energy and Construction. LANL is one of the largest science and technology institutions in the world. It conducts multidisciplinary research in national security, space exploration, renewable energy, medicine, nanotechnology, supercomputing and other disciplines. LANL’s mission is to develop and apply science and technology to ensure the safety, security, and reliability of the U.S. nuclear deterrent; reduce global threats; and solve other emerging national security challenges. LANL is the largest institution in Northern New Mexico with more than 9,000 employees plus approximately 650 contractor personnel and an annual budget of approximately $2.2 billion.

Scientific Advantages of XRpro ®

The pharmaceutical industry uses assays to measure the properties of experimental medicines. XRpro® allows multiple assays to be conducted at significantly lower costs than existing techniques.  XRpro® assays include:

●	Functional Assays, or to what extent a drug inhibits a protein target;
●	Binding Assays, or whether a drug binds to a protein;
●	Cell Assays, such as whether a drug acts upon a cell model for a disease;
●	Ion Channel Assays, or whether a drug inhibits hERG protein, which is associated with cardiotoxicity.

Some of the key features of XRpro® are the following:

●	Price of the instrument - XRpro® is priced similar to other instruments that have large monthly reagent or label costs;
●	Monthly costs - XRpro® dramatically reduces costs by eliminating the need for reagents, antibodies and labels, allowing savings of approximately $500K per month;
●	Fast -. XRpro® currently runs at a rate of 2,000,000 measurements per month;
●	Sensitive - XRpro® measures nanograms of material, which has allowed us to reduce protein consumption tenfold in some cases;
●	Precise - XRpro® has demonstrated Z-Factors, which are a common measurement of assay precision, above 0.8. This is roughly equivalent to 12 standard deviations between an assay and a blank;
●	Durable - XRpro® allows samples to be read dry, months after assay, in contrast to most competing assays which must be read wet, and shortly after the assay was run; and
●	Data Rich - XRpro® allows simultaneous on-target and cross-target functional assays, which gives an estimate of both safety and toxicity.

The underlying science of XRpro® is similar to the more commonly used optical fluorescence. In optical fluorescence, light having energy of 2-3 electron volts (eV) is shone on a sample, which then emits another wavelength of light. The amount of light that is emitted and its wavelength provide information about what chemicals are present, and in what quantities.  In optical fluorescence, the fluorophore, or portion of the molecule that emits light, is large and often expensive.

XRpro®, on the other hand, uses x-rays, which have different properties than the light used in optical fluorescence. The most important of these properties is that the portion of the molecule that emits photons is an atom. XRpro® directly quantifies atoms that are present in many drugs, proteins, and functional assays. This feature is what produces the huge cost savings of XRpro®.

Corporate Information.

We were incorporated in the State of Delaware on November 12, 2003.  Our principal executive offices are located at 278 DP Road, Suite D, Los Alamos, New Mexico 87544 and our telephone number is (505) 661-2420.

Recent Events

In December 2012 and March 2013, we received $500,000 in gross proceeds from the issuance of  six convertible bridge notes in the aggregate principal amount of $500,000.  The notes were issued as part of a unit that included warrants to purchase 600 shares of our common stock for each $1,000 of note principal at an exercise price of $3.00 to certain Company advisors.

Employees

As of March 28, 2013, we employed approximately nine individuals, seven of whom are full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Available Information

Additional information about Caldera Pharmaceuticals is contained at our website, www.xrpro.com. Information on our website is not incorporated by reference into this report. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the SEC. The following Corporate Governance documents are also posted on our website: Code of Conduct and Code of Ethics for Financial Management. Our phone number is (505) 661-2420 and our facsimile number is (302) 347-1326.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the risks related to our business set forth in this Form 10-K and the other information included and incorporated by reference in this Form 10-K, you should carefully consider the risks described below before purchasing our common stock. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to the Company

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the year ended December 31, 2012 and December 31, 2011, we had a net loss of ($792,061) and ($2,152,923), respectively.  We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans for the sale of our instruments and services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

Substantially all of our net revenue has been generated from services provided to governmental agencies.  If such agencies were to terminate their existing agreement with us or no longer continue to use our services, our net revenue and results of operations would be adversely affected.

To date we have derived substantially all of our revenue from services we performed for two governmental agencies. For the year ended December 31, 2012, substantially all of our revenue was derived from three (3) different research projects for the same two governmental agencies. For the year ended December 31, 2011 ninety six percent (96%) of our revenue was derived from six (6) different research projects for the same two governmental agencies and for the year ended December 31, 2010, all of our revenue was derived from nine (9) different research projects for the same two governmental agencies. As of the date hereof we have one existing contract with the National Institutes of Health (“NIH”) and one contract with the Department of Defense pursuant to which we are still performing services.  We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, expiring on July 31, 2013 with a further $1,000,000 potentially available under the project expiring on July 31, 2014, depending on availability of government funding and satisfactory progress made on the project..  However, under NIH policies the contracts can be terminated in whole or in part by the government for convenience at any time and in such case we would be entitled to payment of our costs incurred in the performance of the work terminated. If there were to be a decline in the demand for our services from governmental agencies, or the two governmental agencies from which we have received funding were required to reduce spending, our net revenue would be significantly impacted, which would negatively affect our business, financial condition and results of operations and may affect our ability to continue operations.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss for the year ended December 31, 2012 of ($792,061) and for the year ended December 31, 2011of  of  ($2,152,923). Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our marketing plan. Other than our $750,000 funding facility from Los Alamos National Bank, which has certain restrictions on future incurrence of debt that may limit our ability to raise additional money through the issuance of debt, we do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services provided will provide us with enough funds to continue our operations at our current level for an additional two months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations, limit our marketing expenditures and concentrate solely on our government contracting services. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

Our financial statements had been prepared assuming that the Company will continue as a going concern.

We have generated losses to date and have limited working capital. We incurred a net loss of for the year ended December 31, 2012 of ($792,061) and for the year ended December 31, 2011 of ($2,152,923). At December 31, 2012 we had an accumulated deficit of ($6,967,435) and a working capital deficiency of ($742,499). We have generated losses to date and have limited working capital.  At December 31, 2011 we had an accumulated deficit of ($6,015,644) and a working capital deficiency of ($112,322). These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm for the years ended December 31, 2012 and 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report included herein. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our company. The going concern opinion may affect our ability to obtain financing because investors may be hesitant to invest in a company if its auditors make such a disclosure.

We may not be able to utilize our tax net operating loss carry-forwards to offset future taxable income.

At December 31, 2012 the Company had approximately $4,216,000 in tax net operating loss carry-forwards available to offset future taxable income, thereby potentially reducing our future tax expense/liabilities.  However, these tax net operating loss carry-forwards may be limited in accordance with IRC Section 382 following a more than fifty (50) percentage point change in ownership, in aggregate during any three (3) year look-back period.  This potential limitation on our ability to use our tax net operating loss carry-forwards to offset future taxable income could result in increased tax expense/liabilities and decreased net earnings.  These loss carry-forwards expire through 2032 if unused.

There is uncertainty as to market acceptance of our technology and products.

Until recently, our business has been solely dependent upon revenue derived from government agencies for services performed by us. We have derived only minimal revenue from the provision of our analyses services to biotech and pharmaceutical companies and there can be no assurance that the future revenue received from these customers will increase. Although our XRpro® instruments is commercially available, we have not yet sold our XRpro® instruments to third parties nor have any drug candidates that we discover while conducting our chemical analyses been approved by the FDA or commercialized from our technology.  There can be no assurance that our XRpro® instruments will be accepted in the market or that our commercialization efforts will be successful.

The life sciences research instrumentation market is characterized by rapid technological change and frequent new product introductions. Our future success may depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products and the provision of our services, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing products or providing services could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products and continuing to provide our current services. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

We rely heavily on a single source for a major part of our product, and the partial or complete loss of this supplier could cause customer supply or production delays and a substantial loss of revenues.

We rely on one outside vendor, Bruker Nano GmbH, to manufacture substantial portions of critical hardware that will be used with or included in our XRpro® instruments. We have an agreement with Bruker Nano GmbH for an indefinite period of time to develop a product that incorporates our technology with a product already produced by Bruker. Our agreement with Bruker provides that we will not develop, manufacture, or distribute products that compete directly or indirectly with the product that is supplied by Bruker and incorporated into the XRPro® instruments during the term of the agreement and for a period of three years subsequent to the termination of the agreement if we should terminate the agreement for any reason. Our agreement with Bruker may be terminated by either party without cause upon six (6) months prior written notice.  Bruker is located in Berlin, Germany and its ability to perform the agreement will be affected by the quality controls in Germany, which may be different than those in the United States, as well as the regional or worldwide economic, political or governmental conditions.  Disruptions in international trade and finance or in transportation may have a material adverse effect on our business, financial condition and results of operation.  Any significant disruption in the Company’s operations for any reason, such as regulatory requirements, scheduling delays, quality control problems, loss of certifications, power interruptions, fires, hurricanes, war or threats of terrorism, labor strikes, contract disputes, could adversely affect our sales and customer relationships. There can be no assurances that a third party contract manufacturer will be able to meet the design specifications of our technology.

Our reliance on one manufacturer is expected to continue and involve several other risks including limited control over the availability of components, delivery schedules, pricing and product quality. We may experience delays, additional expenses and lost sales because of our dependency upon a single manufacturer. Although we have no reason to believe that Bruker will be unable to supply us with needed products, if Bruker were to be unable to supply us with adequate equipment in a timely manner, or if we are unable to locate a suitable alternative supplier or at favorable terms, our business could be materially adversely impacted.  While we believe alternative manufacturers exist, we have not specifically identified any alternative manufacturer and may not be able to replace Bruker if we need to in a timely fashion.

Our reliance on a sole supplier involves several risks, including the following:

●
our supplier of required parts may cease or interrupt production or otherwise fail to supply us with an adequate supply of required parts for a number of reasons, including contractual disputes with our supplier or adverse financial developments at or affecting the supplier;

●
we have reduced control over the pricing of third party-supplied materials, and our supplier may be unable or unwilling to supply us with required materials on commercially acceptable terms, or at all;

●	we have reduced control over the timely delivery of third party-supplied materials; and
●	our supplier may be unable to develop technologically advanced products to support our growth and development of new systems.

In addition, in the event of a breach of law by Bruker or a breach of a contractual obligation that has an adverse effect upon our operations, we will have little or no recourse because all of our manufacturer’s assets are located in Germany. In addition, it may not be possible to effect service of process in Germany and uncertainty exists as to whether the courts in Germany would recognize or enforce judgments of U.S. courts obtained against a German company.

We must expend a significant amount of time and resources to develop new products, and if these products do not achieve commercial acceptance, our operating results may suffer.

We expect to spend a significant amount of time and resources to develop new products and refine existing products, and have spent significant time and money developing our XRpro® instruments. We commenced development of our XRpro® instruments in the year 2000 and since then have developed four enhanced versions of our original instrument; each enhancement was developed over an approximate two year period of time. Although we do not intend to enhance our XRpro® instruments in the near future, we may be forced to do so if customers request any modifications or enhancements. Our research and development expense for the year ended December 31, 2012 was approximately $32,403, most of which was used to develop our XRpro® instruments and product line. In light of the long product development cycles inherent in our industry, any developmental expenditures will be made well in advance of the prospect of deriving revenues from the sale of new products. Our ability to commercially introduce and successfully market new products will be subject to a wide variety of challenges during this development cycle that could delay introduction of these products. In addition, since our potential customers are not expected to be obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, our operating results will suffer. Our products may also be priced higher than competitive products, which may impair commercial acceptance. We cannot predict whether new products that we expect to introduce will achieve commercial acceptance.

Our limited marketing capability may limit our ability to gain commercial acceptance of our XRpro® instrument and cause our future operating results to suffer.

Our future operating results will suffer if our products do not achieve commercial acceptance. Our ability to gain commercial acceptance of our XRpro® product will be limited by our marketing capability. Until such time as we have increased financial resources, we do not anticipate expending large sums of money on a sales force for our XRpro® instrument or our marketing efforts. We have not sold or leased any XRpro® instruments and to date no one other than us has used the XRpro® instrument to perform analytical services; however, we have begun initial, limited marketing of the XRpro® instrument.

Our Chief Executive Officer beneficially owns a substantial portion of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company.

The concentration of ownership of our stock could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. Our Chief Executive Officer beneficially owns 3,268,848 shares of our common stock, representing 74.6% of our outstanding shares of common stock on a fully diluted basis. Accordingly, our Chief Executive Officer would have significant influence over the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our securities, you may have no effective voice in the management of our Company. Such significant influence over control of our Company may adversely affect the price of our common stock. Our principal stockholder may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, as well as mergers or other business combinations which require the vote of a majority of our outstanding shares. Such significant influence may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

If we deliver products with defects, our credibility will be harmed and the sales and market acceptance of our products will decrease.

Our products are complex and may at times contain errors, defects and bugs when introduced. If in the future we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products would be harmed. Further, if our products contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We may agree to indemnify our customers in some circumstances against liability arising from defects in our products. In the event of a successful product liability claim, we could be obligated to pay significant damages.

Most of our potential customers are from the pharmaceutical and biotechnology sector and are subject to risks faced by those industries.

We expect to derive a significant portion of our future revenues from sales to customers in the pharmaceutical and biotechnology sector, which includes the governments and private companies. As a result, we will be subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries, such as availability of capital and reduction and delays in research and development expenditures by companies in these industries, pricing pressures as third-party payers continue challenging the pricing of medical products and services, government regulation, and the uncertainty resulting from technological change.

In addition, our future revenues may be adversely affected by the ongoing consolidation in the pharmaceutical and biotechnology industries, which would reduce the number of our potential customers. Furthermore, we cannot assure you that the pharmaceutical and biotechnology companies that may be our customers will not develop their own competing products or capabilities, or choose our competitors’ technology instead of our technology.

We may need to depend on credit terms and lines of credit from our contract manufacturer.

We do not currently have any credit facilities or lines of credit with our third party contract manufacturer of our XRpro® instruments. In order for us to achieve our business plan, we believe we may require lines of credit and credit terms with such third party contract manufacturer. If we are unable to secure lines of credit and credit terms with our third party contract manufacturer we will have significant difficulties manufacturing and marketing our XRpro® instruments and achieving our business plan.

Many of our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products and services.

We operate in a highly competitive industry and face competition from companies that design, manufacture and market instruments for use in the life sciences research industry, from genomic, pharmaceutical, biotechnology and diagnostic companies and from academic and research institutions and government or other publicly-funded agencies, both in the United States and elsewhere. We may not be able to compete effectively with all of these competitors. Many of these companies and institutions have greater financial, engineering, manufacturing, marketing and customer support resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which could impair sales of our products. Moreover, there has been significant merger and acquisition activity among our competitors and potential competitors. These transactions by our competitors and potential competitors may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs. Many of our potential customers are large companies that require global support and service, which may be easier for our larger competitors to provide.

We believe that competition within the markets we serve is primarily driven by the need for innovative products that address the needs of customers. We attempt to counter competition by seeking to develop new products and provide quality, cost-effective products and services that meet customers’ needs. We cannot assure you, however, that we will be able to successfully develop new products or that our existing or new products and services will adequately meet our potential customers’ needs.

Rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and frequent new product and service introductions characterize the markets for our products. To remain competitive, we may be required to develop new products and periodically enhance our existing products in a timely manner. We may face increased competition as new companies enter the market with new technologies that compete with our products and future products, and our services and future services. We cannot assure you that one or more of our competitors will not succeed in developing or marketing technologies products or services that are more effective or commercially attractive than our products or future products, or our services or future services, or that would render our technologies and products obsolete or uneconomical. Our future success will depend in large part on our ability to maintain a competitive position with respect to our current and future technologies, which we may not be able to do. In addition, delays in the launch of our new products or the provision of our services may result in loss of market share due to our customers’ purchases of competitors’ products or services during any delay.

We depend on our key personnel, the loss of whom would impair our ability to compete.

We are highly dependent on the employment services of Dr. Benjamin Warner, our Chief Executive Officer. The loss of Dr. Warner’s services could adversely affect us. We are also dependent on the other members of our management, engineering and scientific staff. The loss of the service of any of these persons could seriously harm our product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, and software and electronic engineering and recruitment and retention of personnel, particularly for employees with technical expertise, is uncertain. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business and may result in us relocating some or all of our operations.

We are dependent on our licensed technology from the Los Alamos National Security LLC.

Our success will depend in part upon the use of patents, pending patents, and technology licensed from the managers of the Los Alamos National Laboratory (“LANL”), which is currently managed by Los Alamos National Security LLC (“LANS”) pursuant to an exclusive Patent License Agreement (the “Agreement”). Under this agreement, we have the exclusive rights to a set of issued and pending patents. The agreement imposes royalty payment requirements, reporting requirements, commercialization milestones and other obligations upon us, and there is no assurance that we will be able to operate sufficiently to satisfy these royalty payments, commercialization milestones and other obligations, which could result in loss of license rights to the technology. Our license to the technology is terminable by the managers of LANL upon written notice to us in the event of the failure by us to meet any of our royalty payment or reporting obligations or in the event of any breach by us of any material term of the license agreement.

In addition to patents and patent applications that we have licensed from the managers of LANL, we have pending patent applications that have been assigned to us from our current and former employees as inventors. There can be no assurances that the patents will ever be issued for our applications, or that any patents that do get issued will be upheld.

We currently have spent and may continue to spend significant resources in connection with the litigation with LANS.

As of February 28, 2013, we had spent $1,286,522 with respect to certain litigation with LANS in order to attempt to recover damages for lost opportunities. We believe the managers of LANS have not fully complied with their responsibilities under the Agreement. However there can be no assurance of success in this effort. In addition, there can be no assurance that the managers of LANL will further comply with their responsibilities under the Patent License Agreement.

We filed suit against the Regents of the University of California (“Regents”) and LANS in California Superior Court in San Francisco in December 2007. This suit alleged (i) breach of contract and (ii) fraud in connection with an exclusive Patent Licensing Agreement (the “Agreement”) originally entered into between us and the Regents of the University of California (the “Regents”) in September 2005. In April 2006, the Regents assigned the Agreement to LANS. We allege that the defendants made false representations that were critical to our decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement; and (ii) the Regents would prosecute and maintain these patent rights and notify us if it decided to abandon them. We also allege that the Regents and LANS improperly competed with us in violation of the exclusivity provision of the Agreement. We are seeking relief for compensatory damages in excess of $600 million, as well as exemplary and punitive damages, interest, and costs. This suit was dismissed for reason of lack of subject matter jurisdiction by the California Superior Court in 2010. On April 24, 2012, the trial Court’s dismissal for lack of subject matter jurisdiction was reversed in full by the California Court of Appeal. On November 5, 2012, defendants petitioned the Supreme Court of the United States for review, and on February 25, 2013 the Supreme Court denied defendants’ request.

In October 2010, we filed suit against LANS and seven other co-defendants in the United States District Court for the Northern District of Illinois Eastern Division alleging the following: (i) breach of contract; (ii) fraud; (iii) intentional interference with contractual relations; and (iv) conspiracy and other related claims in connection with the September 2005 Agreement. In April 2006, the Regents assigned the Agreement to LANS. We allege that the defendants made false representations that were critical to our decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement and (ii) the Regents would prosecute and maintain these patent rights and notify us if it decided to abandon them. We also allege that LANS and other co-defendants improperly competed with us  We are seeking relief including compensatory damages in excess of $600 million, as well as exemplary and, punitive damages, interest and costs. In January 2012, this case was ordered to be transferred to Federal Court in New Mexico. In February 2012, the case was transferred to Federal Court in New Mexico. On May 4, 2012 LANS filed counterclaims in New Mexico Federal Court against us and Dr. Warner making various claims of ownership to our existing intellectual property and seeking unspecified damages. We believe these counterclaims to be wholly without merit, and intend to vigorously defend against them.  No assurance can be given as to the ultimate outcome of these actions or their effect on us.  If we are not successful in our defense of these counterclaims it would have a material adverse effect on the pending litigation, us and our operations.

In September 2011, we filed suit against the Regents and LANS in the Circuit Court of Cook County, Illinois. LANS removed the case to United States District Court for the Northern District of Illinois Eastern Division, Case #11l-CV-07259. Our complaint alleges the following: (i) breach of contract; (ii) breach of the implied covenant of good faith; (iii) fraud; and (iv) fraudulent inducement, in connection with the September 2005 Agreement with the Regents assigned to LANS in April 2006. We allege the defendants breached a License Agreement, and made false representations that were critical to our decision to enter into the Agreement. We also allege that the Regents and LANS improperly competed with us in violation of the exclusivity provision of the Agreement.  We are  seeking relief for compensatory damages in excess of $600 million, as well as exemplary and punitive damages, interest and costs. In March 2012, we filed a motion to remand the case to the Circuit Court of Cook County, and on May 11, 2012 the case was remanded to the Circuit Court of Cook County. We amended the suit in October 2012, to include claims against UChicago Argonne for intentional interference with contractual relations, conspiracy and related claims. Argonne removed the case to United States District Court for the Northern District of Illinois Eastern Division on October 22, 2012. On November 27, 2012, we  moved to remand the action back to the Circuit Court of Cook County.  The Court granted our  motion and on February 1, 2013 the case was remanded.

We have initiated and may in the future need to initiate lawsuits to protect or enforce our patents, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market.

Our success will depend in part upon protecting our technology from infringement, misappropriation, duplication and discovery, and avoiding infringement and misappropriation of third party rights. We intend to rely, in part, on a combination of patent and contract law to protect our technology in the United States and abroad.

The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

●	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;
●	the claims of any patents which are issued may not provide meaningful protection;
●	we may not be able to develop additional proprietary technologies that are patentable;
●	the patents licensed or issued to us or our customers may not provide a competitive advantage;
●	other companies may challenge patents licensed or issued to us or our customers;
●	patents issued to other companies may harm our ability to do business;
●	other companies may independently develop similar or alternative technologies or duplicate our technologies; and
●	other companies may design around the technologies we have licensed or developed.

There can be no assurance that any of our patent applications or licensed patent applications will issue or that any patents that may issue will be valid and enforceable. We may not be successful in securing or maintaining proprietary patent protection for our products and technologies that we develop or license. In addition, our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property protection, which could reduce our anticipated sales. While some of our products have proprietary patent protection, a challenge to these patents can subject us to expensive litigation. Litigation concerning patents, other forms of intellectual property, and proprietary technology is becoming more widespread and can be protracted and expensive and distract management and other personnel from performing their duties.

We also rely upon trade secrets, unpatented proprietary know-how, and continuing technological innovation to develop a competitive position.   If these measures do not protect our rights, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries and our trade secrets may become known through other means not currently foreseen by us. We cannot assure you that others will not independently develop substantially equivalent proprietary technology and techniques or otherwise gain access to our trade secrets and technology, or that we can adequately protect our trade secrets and technology.

In addition to the counterclaims raised by LANS described in the immediately preceding risk factor, there can be no assurance that third parties will not assert infringement or other claims against us with respect to rights to any of our products. Litigation to protect and defend the rights to our licensed technology or to determine the validity of any third party claims could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor. If we determine that additional rights are necessary for the development of our product(s) and further determine that a license to additional third party rights is needed, there can be no assurance that we can obtain a license from the relevant party or parties on commercially reasonable terms, if at all. We could be sued for infringing patents or other intellectual property that purportedly cover products and/or methods of using such products held by persons other than us. Litigation arising from an alleged infringement could result in removal from the market, or a substantial delay in, or prevention of, the introduction of our products, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Additionally, in order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. Litigation may be necessary to:

●	assert claims of infringement;
●	enforce our patents;
●	protect our trade secrets or know-how; or
●	determine the enforceability, scope and validity of the proprietary rights of others.

Lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. They would put our licensed patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. If initiated, we cannot assure you that we would prevail in any of these suits or that the damages or other remedies awarded, if any, would be commercially valuable. During the course of these suits, there could be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors were to perceive any of these results to be negative, our stock price could decline.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

We could be the subject of complaints or litigation from customers alleging product quality or operational concerns. Litigation or adverse publicity resulting from these allegations could materially and adversely affect our business, regardless of whether the allegations are valid or whether we are liable. We currently do not have product liability insurance coverage, and even if there was such coverage, there would be no assurance that such coverage would be sufficient to properly protect us. Further, claims of this type, whether substantiated or not, may divert our financial and management resources from revenue generating activities and the business operation.

We may be subject to the risks of doing business internationally.

Although we have not successfully sold any of our products yet, we currently offer our products both in the United States and outside of the United States, and we intend to manufacture products at Bruker’s facility in Germany once we receive purchase orders. Because we intend to do so, our business is subject to risks associated with doing business internationally, including:

●	trade restrictions and changes in tariffs;
●	the impact of business cycles and downturns in economies outside of the United States;
●	unexpected changes in regulatory requirements that may limit our ability to export our products or sell into particular jurisdictions;
●	import and export license requirements and restrictions;
●	difficulties in maintaining effective communications with employees and customers due to distance, language and cultural barriers;
●	disruptions in international transport or delivery;
●
difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;

●	difficulties in enforcing agreements through non-U.S. legal systems;
●	longer payment cycles and difficulties in collecting receivables; and
●	potentially adverse tax consequences.

If any of these risks materialize, our international sales could decrease and our foreign operations could suffer.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could remain an emerging growth company until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii)  the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement which has not yet occurred; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer.  We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under Section 107(b) of the Jumpstart Our Business Startups Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

As a result of our being a public company, we are subject to additional reporting and corporate governance requirements that require additional management time, resources and expense.

We are obligated to file with the SEC annual and quarterly information and other reports that are specified in the Securities Exchange Act of 1934. We are also subject to other reporting and corporate governance requirements under the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated thereunder, all of which impose significant compliance and reporting obligations upon us.

Our internal controls over financial reporting are not  effective  which could have a significant and adverse effect on our business and reputation.

As a public reporting company, we are in a continuing process of developing, establishing, and maintaining internal controls and procedures that allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting if and when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company. Our management is required to report on our internal controls over financial reporting under Section 404. If we fail to achieve and maintain the adequacy of our internal controls, we would not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Our Management has determined that we failed to maintain the adequacy of our internal controls and is therefore unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, that must be performed may reveal other material weaknesses or that the material weaknesses described above have not been fully remediated. If we do not remediate any material weaknesses identified, or if other material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.

Future sales of our common stock by our existing shareholders could cause our stock price to decline.

We currently have 4,302,270 shares of our common stock outstanding. All of such shares are eligible for resale under Rule 144; however, 3,311,945 are held by affiliates and are subject to certain volume limitations.  If our shareholders sell substantial amounts of our common stock in the public market at the same time, the market price of the Common Stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our shareholders might sell significant shares of the Common Stock could also depress the market price of the Common Stock.

A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

We do not expect to pay dividends on our common stock in the foreseeable future.

The Company does not expect to pay dividends on its common stock for the foreseeable future, and it may never pay dividends.  Consequently, the only opportunity for investors to achieve a return on their investment may be if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit. The Company’s holders of Series A Preferred Stock are entitled to an annual dividend of $0.46 for each share of Series A Preferred Stock on January 1 of each year. The Company currently intends to retain any future earnings other than those paid as dividends to the Series A Preferred Stock or any other class of preferred stock to support the development and expansion of its business and does not anticipate paying cash dividends for the foreseeable future. The Company’s payment of any future dividends will be at the discretion of its Board of Directors after taking into account various factors, including but not limited to its financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that it may be a party to at the time. In addition, the Company’s ability to pay dividends on its common stock may be limited by state law. Accordingly, the Company cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of the Company’s business or dividends on their Series A Preferred Stock. At the present time there is no trading market for the Company’s shares. Therefore, holders of the Company’s securities may be unable to sell them. The Company cannot assure investors that an active trading market will develop or that any third party will offer to purchase its business on acceptable terms and at a price that would enable its investors to recognize a profit.

Our lack of an independent audit committee and audit committee financial expert at this time may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee without undue influence from management and until we establish such committee will prevent us from obtaining a listing on a national securities exchange.

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee nor do we have an audit committee financial expert at this time. Our full board of directors functions as our audit committee and is currently comprised of three directors, two of whom are considered to be "independent" in accordance with the requirements set forth in NASDAQ Listing Rule 5605(a)(2). An independent audit committee plays a crucial role in the corporate governance process, assessing our processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange, therefore until such time as we have an independent audit committee we will be ineligible for listing on any national securities exchange.

Our board of directors acts as our compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors currently acts as the compensation committee and determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. We may have difficulty attracting and retaining such directors.  Our lack of an independent compensation committee presents the risk that our executive officer on the board may have influence over his personal compensation and benefits levels that may not be commensurate with our financial performance.

Limitations on director and officer liability and indemnification of our Company’s officers and directors by us may discourage stockholders from bringing suit against an officer or director.

Our certificate of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director or officer, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director or officer for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director or officer.

We are responsible for the indemnification of our officers and directors.

Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amounts of our capital. Our certificate of incorporation and bylaws also provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

The rights of our preferred stock could negatively affect holders of common stock and make it more difficult to effect a change of control.

Our board of directors is authorized by our charter to create and issue preferred stock. Certain of the rights of holders of preferred stock take precedence over the rights of holders of common stock. We are authorized to issue 10,000,000 shares of preferred stock, of which 400,000 are designated as Series A Preferred Stock. We currently have 341,607 shares of Series A preferred stock outstanding. The holders of the Series A preferred stock are entitled to a dividend of $.46 per share each year payable in cash or stock at the option of the holder and are entitled to a preference upon our liquidation, dissolution or winding up. The shares are convertible voluntarily at the election of the holder and automatically ten trading days after delivery to the holder by us of a notice that the volume-weighted average closing price of our common stock over the ten trading days immediately preceding the date of notice is at least $10.00 per share. The holders are also entitled to registration rights with respect to such shares.   We may issue additional shares of Series A Preferred Stock in addition to other preferred stock. As future tranches of capital are received by the Company, additional preferred stock may be issued which such terms and preferences as are determined in the sole discretion of our board of directors. The rights of future preferred stockholders could delay, defer or prevent a change of control, even if the holders of common stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

Our common stock is not currently traded on any market , so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

The Common Stock is not currently traded on any market. We cannot predict the extent to which investors’ interests will lead to an active trading market for our common stock once trading commences or whether the market price of our common stock will be volatile following this offering. If an active trading market does not develop, investors may have difficulty selling any of our common stock that they buy. There may be limited market activity in our stock and we are likely to be too small to attract the interest of many brokerage firms and analysts. .If we trade on OTC markets, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds as well as individual investors, follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our Company. The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

We may not be able to attract the attention of major brokerage firms, which could have a material adverse impact on the market value of our common stock.

If a trading market develops for our common stock it will rely in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. However, security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock, which may adversely affect the market price of our common stock. If equity research analysts do provide research coverage of our common stock, the price of our common stock could decline if one or more of these analysts downgrade our common stock or if they issue other unfavorable commentary about us or our business. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease approximately 5,160 square feet at 278 DP Road, Suite D, Los Alamos, New Mexico 87544, where our corporate offices and laboratory are located under the terms of two leases. Each lease is for a term of 36 months with a six month termination clause, which commenced in November 2010. The leases provide for an aggregate annual rent of approximately $58,607 for the first year of the leases with an increase each year thereafter of three percent (3%) of the prior year’s rent. The current aggregate monthly rental payments including utilities and operating expenses for the facilities are approximately $6,000 per month. We believe these facilities are in good condition and adequate to meet our current and anticipated requirements.

Item 3.	Legal Proceedings

Los Alamos National Security Suit

We filed suit against the Regents of the University of California and Los Alamos National Security LLC in California Superior Court in San Francisco in December 2007. This suit alleged (i) breach of contract and (ii) fraud in connection with an exclusive Patent Licensing Agreement (the “Agreement”) originally entered into between us and the Regents in September 2005. In April 2006, the Regents assigned the Agreement to LANS. We allege the defendants made false representations that were critical to our decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement and (ii) the Regents would prosecute and maintain these patent rights and notify us if it decided to abandon them. We also allege that the Regents and LANS improperly competed with us in violation of the exclusivity provision of the Agreement.  We are seeking relief for compensatory damages in excess of $600 million as well as exemplary and punitive damages, interest, and costs. This suit was dismissed for reason of lack of subject matter jurisdiction by the California Superior Court in 2010. On April 24, 2012, the trial Court’s dismissal for lack of subject matter jurisdiction was reversed in full by the California Court of Appeal. The defendants unsuccessfully attempted to appeal the case to the California Supreme Court. On November 5, 2012, defendants petitioned the Supreme Court of the United States for review, and on February 25, 2013, the Supreme Court denied defendants’ request.

In October 2010, we filed suit against LANS and seven other co-defendants in the United States District Court For the Northern District of Illinois Eastern Division alleging the following: (i) breach of contract; (ii) fraud; (iii) intentional interference with contractual relations; and (iv) conspiracy and other related claims in connection with the September 2005 Agreement. As noted above, in April 2006, the Regents assigned the Agreement to LANS. We allege the defendants made false representations that were critical to our decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement and (ii) the Regents would prosecute and maintain these patent rights and notify us if it decided to abandon them. We also allege that LANS and other co-defendants improperly competed with us. We are seeking relief including compensatory damages in excess of $600 million, as well as exemplary and punitive damages, interest and costs. In January 2012, this case was ordered to be transferred to Federal Court in New Mexico. In February 2012, the case was transferred to Federal Court in New Mexico. On May 4, 2012 LANS filed counterclaims in New Mexico Federal Court against us and Dr. Warner making various claims of ownership to our existing intellectual property and seeking unspecified damages. We believe these counterclaims to be wholly without merit, and intend to vigorously defend against them. No assurance can be given as to the ultimate outcome of these actions or their effect on the Company. If we are not successful in our defense of these counterclaims it would have a material adverse effect on the pending litigation, us and our operations.

In September 2011, we filed suit against the Regents and LANS in the Circuit Court of Cook County, Illinois. LANS removed the case to United States District Court for the Northern District of Illinois Eastern Division, Case # 11-CV-07259. Our complaint alleges the following: (i) breach of contract; (ii) breach of the implied covenant of good faith; (iii) fraud; and (iv) fraudulent inducement, in connection with the September 2005 Agreement with the Regents assigned to LANS in April 2006. We allege the defendants breached a License Agreement, and made false representations that were critical to our decision to enter into the Agreement. We also allege that the Regents and LANS improperly competed with us in violation of the exclusivity provision of the Agreement.  We are is seeking relief for compensatory damages, in excess of $600 million, as well as exemplary and punitive damages, interest and costs. In March 2012, we filed a motion to remand the case to the Circuit Court of Cook County, and on May 11, 2012 the case was remanded to the Circuit Court of Cook County. We amended the suit in October 2012 to include claims against UChicago Argonne for intentional interference with contractual relations, conspiracy and related claims.  Argonne removed the case to United States District Court for the Northern District of Illinois Eastern Division on October 22, 2012. On November 27, 2012, we moved to remand the action back to the Circuit Court of Cook County. The Court granted  our motion and on February 1, 2013 the case was remanded.

As of December 31, 2012, we have spent a total of $1,265,572 with respect to these cases, of which $389,440 was spent during the year ended December 31, 2011 and $289,190 had been spent as of December 31, 2012.

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

In December 2011, the Company completed an amicable settlement with Bastanipour with respect to the October 2008 and December 2010 suits that is subject to confidentiality restraints and she is no longer party to either suit. The settlement did not have a material impact on our financial position.

In February 2013 a settlement agreement was made between the Company, Joel Bellows and Peter Baltrus, with respect to the October 2008 and December 2010 suits, which requires the exchange of 105,000 common shares for 105,000 shares of Series A Preferred Stock or Series B Preferred Stock and a cash payment of $240,000 over a three year period.

As of December 31, 2012 we have spent a total of $746,522 with respect to these cases, of which $287,540 was spent during the year ended December 31, 2011 and $358,376 had been spent as of December 31, 2012.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is not currently trading on any established market.

As of March 28, 2013, there were 76 holders of our common stock and 19 holders of Series A Preferred Stock.

Dividend Policy

We have never paid any cash dividends on our common stock to date, and do not anticipate paying such cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our Board of Directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Equity Compensation Plan Information

See Item 11 – Executive compensation for equity compensation plan information.

Recent Sales of Unregistered Securities

In December 2012 and March 2013 we issued to investors six convertible notes in the aggregate principal amount of $500,000 and warrants to purchase 300,000 shares of common stock at an exercise price of $3.00.  The issuances qualified for exemption under Section 4(a)(2) of the Securities Act since the issuance by the Company did not involve a public offering. The issuance was not a public offering as defined in Section 4(a)(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to, and received, certificates bearing a legend stating that such warrants and the underlying shares are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This issuance was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for the transactions.

Item 6.	Selected Financial Data

Not applicable because we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Financial Condition

We are a drug discovery and pharmaceutical instrument company that is based on proprietary x-ray fluorescence technology called Xrpro®. The cornerstone of our business is our unique technology that is based on direct chemical analysis of protein-drug combinations by means of micro X-ray fluorescence spectroscopy. We currently offer our customers analytical services using our technology to evaluate drug candidates for safety and efficacy. We believe that our technology can reduce the cost of drug discovery by detecting safety and efficacy issues at an early stage of development. To date, substantially all of our revenue has been derived from our analytical services that we have performed for United States governmental agencies. However, we expect that our future revenue will be derived from three lines of business: (i) provision of our analytical drug discovery services; (ii) sale of our drug discovery instruments; and (iii) sale of new drug candidates that we identify using the XRpro® drug discovery instruments that we are currently developing and commercialization. We have recently expanded our customer base and are performing our analytical services for several pharmaceutical customers.  We intend to further expand our customer base and offer our analytical services to other biotechnical and pharmaceutical customers in addition to the government sector.  We have developed a stand-alone unit, of our XRpro® drug discovery instrument that can be sold to customers, such as pharmaceutical and biotech companies that would allow them to use our technology to conduct the same analytical services that we provide for the United States government. We also anticipate deriving revenue from the sale or licensing of drug candidates that we discover when conducting our chemical analysis.

To date, we have financed our operations primarily through private sales of our securities and revenue derived from our analytical services that we have performed for United States governmental agencies and we expect to continue to seek to obtain the required capital in a similar manner.   We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all.

On December 18, 2012 and March 2013 we received $500,000 in gross proceeds from the issuance of six convertible bridge notes in the aggregate principal amount of $500,000.  The notes were issued as part of a unit that included warrants to purchase 600 shares of our common stock for each $1,000 of note principal at an exercise price of $3.00 to certain Company advisors. The notes bear interest at 10% per annum compounded and payable quarterly at our option, until the maturity date which is defined as the earliest of December 31, 2013, or the closing of a subsequent financing transaction, or an event of default as defined in the notes. The notes also provides for a default interest rate of 15% per annum should any amounts due to the note holders in terms of this agreement, be in default. If we receive net proceeds of at least $3,000,000 from various litigation proceedings, the noteholders receive a premium equal to thirty percent (30%) of the principal amount.  The notes convert, at the option of the noteholder, into securities of a subsequent financing at a conversion price equal to the purchase price of the securities in the subsequent financing. The note holder also has the option to convert some or all of the principal and interest due on this note into shares of our common stock at a conversion price of $2.50 per share, unless a default has occurred and is continuing, at which instance the conversion price during the default period shall be $1.50 per share The note contains certain dilutive protective provisions.

Discussions with respect to our operations included herein include the operations of our operating subsidiary, XRpro Corp. We formed XRpro Corp. on July 9, 2010. We have no other operations than those of Caldera Pharmaceuticals, Inc. and XRpro Corp.

Results of Operations for the year ended December 31, 2012 and the year ended December 31, 2011.

Revenues

We had revenues totaling $1,904,044 and $554,804 for the years ended December 31, 2012 and 2011, respectively, an increase of 243.2%. Substantially all of our revenues have been from federal government contracts. The increase over the previous year is due to a moratorium placed on government expenditure in the previous year limiting the amount of work we could perform on our government contracts which existed in the prior year and in the 2012 year, we billed a significantly higher amount of recoverable expenses which we incurred on our existing government contracts. We have an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, expiring on July 31, 2013 with a further $1,000,000 potentially available under the project expiring on July 31, 2014, depending on availability of government funding and satisfactory progress made on the project. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the project to date. However, we do not know how or if the federal government’s recent spending cuts, known as sequestration, will affect our current contracts or our ability to obtain future contracts.  The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

Going forward, based on financing, we plan to market our XRpro® equipment and services and educate potential customers concerning the advantages and value propositions of the XRpro® technology. While we are optimistic about our prospects, since this is a relatively new product offering with significantly different characteristics compared with existing equipment on the market (and we have not recognized significant revenues to date), there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for us to be profitable.

We have recently expanded our marketing efforts and are  pursuing several leads for the use of  our technology by several significant companies within the pharmaceutical and industrial sectors; however there can be no assurance that such leads will be successful and result in revenue.

Cost of goods sold

Cost of goods sold totaled $656,641 and $342,850 for the years ended December 31, 2012 and 2011, respectively. The increase of 91.5% was primarily due to the moratorium placed on government spending in the previous year, resulting in the cessation of substantially all of the salary based research work we performed on government contracts in that period. Cost of sales is primarily comprised of direct expenses related to providing our services under our contracts.  These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the year ended December 31, 2012 and 2011 respectively was $557,092 and $255,701. For additional information regarding salary expense reference is made to the discussion of total salary expense in Selling, general and administrative expenses below

Gross Profit

Gross profit was $1,247,403 and $211,954 for the years ended December 31, 2012 and 2011, respectively. The gross margin percentages were 65.5% and 38.2%, respectively and relate primarily to our Federal government contracts and may not be indicative of anticipated future results due to the Company’s plan to diversify its source of revenues into the provision of services and equipment sales or usage arrangements.  The increase in our gross profit percentage is primarily due to the moratorium placed on government expenditure during the prior year as discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $2,011,212 and $2,238,810 for the years ended December 31, 2012 and 2011, respectively, a decrease of $227,598 or 10.2%.

The major expenses making up selling, general and administrative expenses included the following:

	Year ended December 31,		Increase/	Percentage
	2012	2011	(decrease)	change

Marketing and selling expenses	$89,441	$19,800	$69,641	351.7%

Salary expenses	211,378	502,302	(290,924)	(57.9)%

Research and development salaries	32,403	113,276	(80,873)	(71.4)%

Stock option compensation charge	45,769	348,330	(302,561)	(86.9)%

Legal fees	810,040	788,265	21,775	2.8%

Consulting fees	248,603	172,967	75,636	43.7%

Audit fees	26,700	43,550	(16,850)	(38.7)%

Legal Settlement expense	257,972	-	$257,972	100%
	$1,722,306	$1,988,490

Marketing and selling expenses increased over the prior year due to professional promotional activities that commenced in the third quarter of 2011 and was concluded in the second quarter of 2012 to promote our XRpro equipment.

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

Total salary expenditure for the year ended December 31, 2012 and 2011, respectively is included in the following expense categories:

	Year ended December 31,		Increase/	Percentage
	2012	2011	(decrease)	change
Cost of sales	$557,092	$255,701	$301,391	117.9%

Selling, general and administrative expenses	211,378	502,302	(290,924)	(57.9)%

Research and development salaries	32,403	113,276	(80,873)	(71.4)%

	$800,873	$871,279	$(70,406)	(8.1)%

This decrease in total salary expenditure for the year ended December 31, 2012 of $70,406 is due to the termination of employment of our in-house legal counsel during the second quarter of 2012, a decrease in the charge for vacation and sick pay over the prior twelve months and a change in employee benefits whereby the Company paid the full health care contributions of employees in the prior year and only pays 50% of these contributions commencing in the current year.

The salary expense included in cost of sales for the year ended December 31, 2012 increased by $301,391 or 117.9% The lower salary expense charged to cost of sales in the prior year was primarily due to the moratorium placed on government spending in the prior year, resulting in the cessation of substantially all of the salary based research work we performed on Government contracts in that year. The increase of salary expense charged to cost of sales for the year ended December 31, 2012 resulted in a corresponding decrease in salary expense charged to Selling, general and administrative expenses and research and development salaries for the year ended December 31, 2012.

The salary expense charged to Selling, general and administrative expenses for the year ended December 31, 2012 decreased by $290,924 or 57.9% due to the increased salary expense charged to cost of sales and the decrease in total salary expense as discussed above.

Research and development salaries for the year ended December 31, 2012 decreased due to employees allocating their time to revenue generating projects during the current year. In the prior year, the moratorium placed on government spending afforded our employees time to conduct research experiments and development of consumables for the XRpro equipment.

The stock option compensation charge decreased over the prior year due to the majority of the options being fully vested prior to the 2012 year. The majority of the 2012 stock option compensation charge relates to new options issued during the second and fourth quarter of 2012.

Legal fees increased by $21,775 over the prior year due to legal expenses incurred with respect to the preparation and filing of our Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission during the first half of the year and ongoing legal expenses related to public reporting. This increased expenditure was slightly offset by a decrease in legal expenses incurred on the LANS and Bellows legal matters. For additional information on our legal matters, see Item 3-  Legal Proceedings. While we have negotiated a partial contingency fee agreement in the LANS case, we will still face significant continuing legal expenses should we continue to pursue these actions. The legal expenses incurred on the LANS and Bellows matters are not connected with our regular business activities and while still ongoing should be viewed as non-operating expenses. We are plaintiffs in two lawsuits, Los Alamos National Security Suit and the Joel Bellows suit, we have entered into settlement negotiations on the Joel Bellows matter. Since we are plaintiffs in the Los Alamos National Security Suit we to some extent, have some degree of control as to whether we will continue to fund this litigation.  At present it is our judgment that the potential for recovery of damages outweighs the costs we are expending on this case. We therefore intend to continue pursuing this litigation but there is no assurance we will continue to do so, the expenditures that we will incur pursuing this litigation or that we will ultimately prevail should these cases go to trial.

The increase in consulting fees is primarily due to financial support provided to us to meet the ongoing public reporting requirements and for capital raising expertise.

The decrease in audit fees was due was directly related to preparing the company for public reporting purposes in the prior year, where two years and an interim period were audited, during the current year, only one year and three interim periods were audited.

The legal settlement expense represents an amicable settlement negotiation with Joel Bellows. This expense is non-recurring.

Depreciation and Amortization

We recognized depreciation expenses of $94,280 and $67,383 for the years ended December 31, 2012 and 2011, respectively, this depreciation is primarily depreciation on our laboratory equipment, which makes up the vast majority of our capital equipment. During the current year we acquired another Bruker XRPro instrument to be utilized for services and for demonstration purposes.

Amortization expenses were $51,684 for each of the years ended December 31, 2012 and 2011.  Amortization expenses relates to the amortization of license fees paid to Los Alamos National Laboratories for the use of certain patents.

Interest  expense

Interest expense totaled $23,949 and $16,376 for the years ended December 31, 2012 and 2011, respectively. The increase in interest expense is primarily due to a new commercial loan utilized to fund the additional Bruker XRpro instrument and a draw down on the Los Alamos National Bank revolving line to fund working capital.

Other Income

Other Income was $140,880 and $8,283 for the years ended December 31, 2012 and 2011, respectively. Other income earned in the current year consists of $10,000 received in insurance proceeds to fund our legal expenses incurred on the LANS matter and a further $130,880 resulted from an agreement entered into with one of our suppliers of legal services, whereby we agreed to reduce the amount of liability owing to the service provider by 50% of the original invoiced amount.

Net loss

Net loss totaled ($792,061) and ($2,152,923), representing a net loss per share of ($.22) and ($0.49) per share for the years ended December 31, 2012 and 2011, respectively. The decrease in loss is primarily due to the increase in revenues and the lower level of expenses as discussed above.

Liquidity and Capital Resources

We have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants. As of December 31, 2012 our Company had cash totaling $378,643, other current assets totaling $76,904, and total assets of $1,441,651. We had total current liabilities of $1,198,046, and a net working capital deficit of $742,499. Total liabilities were $1,690,101 and the convertible redeemable preferred stock totaled $2,065,392 resulting in a stockholders’ deficit of ($2,313,842).

During December, 2012, we received $250,000 in gross proceeds from the issuance of three convertible bridge notes in the aggregate principal amount of $250,000. During March 2013 we received a further $250,000 in gross proceeds from the issuance of three convertible bridge notes in the aggregate principal amount of $250,000.  The notes were issued as part of a unit that included warrants to purchase 600 shares of our common stock for each $1,000 of note principal.

As of March 28, 2013, we had cash totaling $339,685.

An analysis of our cash flows from operating, investing and financing activities for the years ended December 31, 2012 and 2011 is provided below:

	Year ended December 31, 2012	Year ended December 31, 2011

Net cash used by operating activities	$(615,035)	$(1,133,606)

Net cash used in investing activities	(243,484)	(56,056)

Net cash provided by financing activities	558,862	1,750,052

Net (decrease)/increase in cash and cash equivalents	$(299,657)	$560,390

Net cash used in operating activities was ($615,035) and ($1,133,606) for the year ended December 31, 2012 and 2011, respectively. The decrease in cash used in operating activities was primarily due to the following:

	Year ended December 31,		Increase/	Percentage
	2012	2011	(decrease)	change

Net loss	$(792,061)	$(2,152,923)	$1,360,862	63.2%

Adjustments for non-cash items	193,787	494,897	(301,110)	(60.8)%

Changes in operating assets and liabilities	(16,761)	524,420	(541,181)	(103.2)%

	$(615,035)	$(1,133,606)	$518,571	45.7%

The reduction in the net loss is discussed under net loss in the results of operations for the year ended December 31, 2012 and the year ended December 31, 2011.

The adjustments for non-cash items was primarily due to a decrease in non-cash compensation charges relating to stock options of $330,061 when compared to the prior year, offset by an increase in depreciation expense over the prior year.

The changes in operating assets and liabilities included: (i) an increase in accounts receivable of $(29,344) which is primarily due to the timing of receipts before or after month end from our primarily government customers; (ii) a decrease in our accounts payable balances of $(198,667) which is primarily due to the settlement of several long outstanding legal bills; and (iii) an increase in other payables and accruals primarily due to an accrual for the legal settlement of the Bellows matter, offset by a decrease in other payables.

Net cash used in investing activities was $243,484 for the year ended December 31, 2012 compared to $56,056 for the prior year.  An additional Bruker XRpro machine totaling $201,000 was acquired for demonstration purposes and the provision of services to our customers in July 2012.

Net cash provided by financing activities was $558,862 and $1,750,052 for the years ended December 31, 2012 and 2011, respectively and is made up as follows:

	Year ended December 31,		Increase/	Percentage
	2012	2011	(decrease)	change

Movement in borrowings from banks and third parties	$528,114	$(116,084)	$644,198	555.0%

Movements in borrowings from related parties	-	(77,600)	77,600	100.0%

Net proceeds from stock issues and repurchases	57,500	1,943,736	(1,886,236)	(96.6)%

Dividends paid	(26,752)	-	(26,752)	(100.0)%

	$558,862	$1,750,052	$(1,191,190)	(68.1)%

The movement in borrowings from banks and third parties in the current year included a cash advance of $168,000 on the revolving letter of credit, proceeds of a term loan of $148,500 and a $250,000 bridge note from an investment partner in anticipation of a further fund raising exercise to be conducted. In the prior year no advances were received and the movement represented repayments of borrowing facilities.

The movements in borrowings from related parties in the prior year represented a repayment of loans advanced to the Company by Dr. Benjamin Warner; these funds were subsequently reinvested in the preferred stock issued by the Company.

The proceeds from Series A Preferred stock issuances in the current year represent proceeds from the issuance of 10,088 shares during the first quarter at $5.70 per share. The prior year stock issuances included 331,519 shares of Series A Preferred stock at $5.70 per share and a further issuance of 9,555 shares of common stock at $5.71 per share for stock options exercised.

The dividend paid represents the payment of dividends due to those preferred stockholders who elected to receive cash dividends at $0.46 per share instead of shares of common stock at $5.70 per share.

Capital Expenditures

Our current plans, dependent on the successful outcome of a fund raising, is to purchase an additional two XRpro instruments to further enhance our ability to demonstrate our technology and provide us with sufficient capacity to service potential customers.  Bruker produces the XRpro products that we market and our corporate facilities are contracted for with third parties and therefore do not require us to make capital purchases in this area.

Should we not achieve our forecasted operating results or should strategic opportunities present themselves such that additional financial resources would present attractive investing opportunities for our Company, we may decide in the future to issue debt or sell our Company’s equity securities in order to raise additional cash. We recently raised $500,000 in connection with our issuance of bridge notes and warrants. We cannot provide any assurances as to whether we will be able to secure any necessary financing, or the terms of any such financing transaction if one were to occur. We currently have a $750,000 funding facility available to us from the Los Alamos National Bank, we have utilized $168,000 of this facility to date. The facility expires on May 22, 2013 unless demand for repayment is made earlier and currently bears interest at a coupon of the Wall Street Journal Prime rate plus 1% with a floor of 3.25% per annum. The loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. The loan is personally guaranteed by Benjamin Warner, our Chief Executive Officer. The loan agreement provides that we cannot incur, permit or assume (i) any debt except: existing debt as of the date the loan agreements were executed, debts subordinate to the loan or accounts payable incurred in the ordinary course of business or (ii) any liens other than inconsequential lines incurred in the ordinary course of business. These restrictions may limit our ability to raise debt financing in the future. The lender can demand payment in full upon an event of default which includes an insolvency or bankruptcy, business termination through merger dissolution or reorganization, a default under any of the loan documents with the bank or any other agreement with the bank

As of December 31, 2012, we owed $241,193 in accordance with the terms of a Project Participation Agreement with the Incorporated County of Los Alamos that we entered into in September 2006. The loan bears interest at a rate of 5% per annum, is for a thirteen year term, with monthly repayments of $3,547 that commenced on September 21, 2009.

We entered into a commercial loan agreement with Los Alamos National Bank on June 8, 2012 to purchase an XRpro instrument to be used for demonstration and the provision of services to our potential customers. The loan is evidenced by a note in the principal amount of $148,500.  This loan is for a period of 7 years, bears interest at the rate of the Wall Street Journal prime interest rate plus 1.5% with a floor of 6% per annum and is repayable in equal monthly installments of $2,169. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. The loan is personally guaranteed by Dr. Benjamin Warner, our Chief Executive Officer.  The loan agreement provides that we cannot incur, permit or assume (i) any debt, except: existing debt as of the date the loan agreements were executed, debts subordinate to the loan or accounts payable incurred in the ordinary course of business or (ii) any liens other than inconsequential liens incurred in the ordinary course of business. The lender can demand payment in full upon an event of default which includes an insolvency or bankruptcy, business termination through merger dissolution or reorganization, a default under any of the loan documents with the bank or any other agreement with the bank.

Critical Accounting Policies

Estimates

The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts and recovery of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and the assumptions used in determining percentage of completion on our long-term contracts.

Revenue recognition

Revenue sources consist of government grants, government contracts and commercial development contracts.

We account for our long-term Firm Fixed Price Government contracts and grants associated with the delivery of feasible research on drug candidates and the development of drug candidates using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract.

We generally use the cost-to-cost measure of progress for all of our long-term contracts, unless we believe another measure will produce a more reliable result. We believe that the cost-to-cost measure is the best and most reliable performance indicator of progress on our long-term contracts as all our contract estimates are based on costs that we expect to incur in performing our long-term contracts and we have not experienced any significant variations on estimated to actual costs to date. Under the cost-to-cost measure of progress, the extent of progress towards completion is based on the ratio of costs incurred-to-date to the total estimated costs at the completion of the long-term contract. Revenues, including estimated fees or profits are recorded as costs are incurred. .

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

Research and Development

The remuneration of our research and development staff, materials used in internal research and development activities, and payments made to third parties in connection with collaborative research and development arrangements, are all expensed as incurred.  Where  we make a payment to a third party to acquire the right to use a product formula which has received regulatory approval, that payment is accounted for as the acquisition of a license or patent and is capitalized as an intangible asset and amortized over the shorter of the remaining license period or patent life.

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2012 and 2011 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

Net Loss per Share

Basic net loss per share is computed on the basis of the weighted average number of common stock outstanding during the period.

Diluted net loss per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation.

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

b)
Amortization

Amortization is reported in the income statement straight-line over the estimated useful life of the intangible assets, unless the useful life is indefinite. Amortizable intangible assets are amortized from the date that they are available for use. The estimated useful life of the license agreement is twenty years which is the term of the patent supporting the underlying license agreements

Assessment of an intangible asset’s residual value and useful life is performed annually.

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

Recent accounting pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the Caldera Pharmaceuticals financial statements included herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Caldera Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Caldera Pharmaceutical, Inc. (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caldera Pharmaceuticals, Inc. at December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations, has a stockholder’s deficit and has a negative working capital all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

March 26, 2013

New York, New York

 Report of Independent Registered Public Accounting Firm

 To the Board of Directors

Caldera Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Caldera Pharmaceuticals, Inc. (the “Company”) as of December 31, 2011, and the related consolidated statements of, stockholders’ deficit and cash flows for the year ended December 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caldera Pharmaceuticals, Inc. at December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations, has a stockholder’s deficit and has a negative working capital all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

April 20, 2012

Boca Raton, Florida

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

Current assets:
Cash	$378,643	$678,300
Accounts receivable, net	59,849	30,505
Prepaid expenses	17,055	15,616

Total current assets	455,547	724,421

Non-current assets:
Intangible assets, net	594,574	646,258
Plant and equipment, net	391,530	243,778

	986,104	890,036

TOTAL ASSETS	$1,441,651	$1,614,457

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$374,048	$572,715
Other payables and accrued expenses	197,307	146,823
Loans payable	218,324	29,748
Bridge notes payable, net of debt discount	233,955	-
Derivative financial liability	17,539	-
Dividends payable	156,873	87,457

Total current liabilities	1,198,046	836,743

Non-current liabilities:
Loans payable	332,055	241,204
Other payables and accrued expenses	160,000	-
	492,055	241,204

TOTAL LIABILITIES	1,690,101	1,077,947

Convertible Redeemable Preferred Stock
Series “A” Convertible Redeemable Preferred Stock, $0.001 par value, Authorized: 10,000,000 shares, 341,607 and 331,519 shares issued and outstanding as of December 31, 2012 and 2011, respectively, liquidation preference is $5.70 per share.	2,065,392	2,005,035

Commitments and contingencies

STOCKHOLDERS DEFICIT:
Common stock, $0.001 par value, 50,000,000 and 10,000,000 shares authorized and, 4,956,270 and 4,945,620 shares issued and, 4,302,270 and 4,291,620 outstanding as of December 31, 2012 and 2011, respectively.	4,957	4,946
Additional paid in capital	4,649,109	4,542,646
Treasury stock, at cost (654,000 shares of common stock as of December 31, 2012 and 2011)	(473)	(473)
Accumulated deficit	(6,967,435)	(6,015,644)

Total stockholder’s deficit	(2,313,842)	(1,468,525)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$1,441,651	$1,614,457

See notes to the consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2012	Year ended December 31, 2011

Sales	$1,904,044	$554,804

Cost of sales	656,641	342,850

Gross profit	1,247,403	211,954

Operating expenses:
Selling, general and administrative expenses	2,011,212	2,238,810
Depreciation	94,280	67,383
Amortization	51,684	51,684
Total operating expenses	2,157,176	2,357,877

Operating loss	(909,773)	(2,145,923)

Other income/(expense)
Other income	140,880	8,283
Interest income	781	1,093
Interest expense	(23,949)	(16,376)

Total other income/(expense)	117,712	(7,000)

Net loss	(792,061)	(2,152,923)

Deemed preferred stock dividends	(2,857)	(115,385)
Preferred stock dividends	(156,873)	(87,457)

Net loss applicable to common stock	$(951,791)	$(2,355,765)

Net loss per common stock: -
Basic and diluted	$(0.22)	$(0.49)

Weighted average number of common stock outstanding: -
Basic and diluted	4,298,642	4,802,329

See notes to the consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY/(DEFICIT)

	Common Stock
	Number of shares	Amount	Treasury stock Amount	Additional Paid-in capital	Accumulated deficit	Total Stockholder’s equity/(deficit)

Balance at January 1, 2011	4,886,065	$4,886	$-	$4,112,317	$(3,659,879)	$457,324

Stock options exercised	9,555	10	-	54,549	-	54,559

Issuance of common stock as compensation for consulting fees	50,000	50	-	27,450	-	27,500

Fair value of stock options issued to employees	-	-	-	342,342	-	342,342

Fair value of warrants issued for consulting fees	-	-	-	5,988	-	5,988

Treasury stock purchased	(654,000)	-	(473)	-	-	(473)

Net loss	-	-	-	-	(2,152,923)	(2,152,923)

Deemed preferred stock dividend	-	-	-	-	(115,385)	(115,385)

Preferred stock dividend	-	-	-	-	(87,457)	(87,457)

Balance at December 31, 2011	4,291,620	4,946	(473)	4,542,646	(6,015,644)	(1,468,525)

Common stock issued in lieu of cash for preferred stock dividend	10,650	11	-	60,694	-	60,705

Fair value of stock options issued to employees	-	-	-	45,769	-	45,769

Net loss	-	-	-	-	(792,061)	(792,061)

Deemed preferred stock dividend	-	-	-	-	(2,857)	(2,857)

Preferred stock dividend	-	-	-	-	(156,873)	(156,873)

Balance at December 31, 2012	4,302,270	$4,957	$(473)	$4,649,109	$(6,967,435)	$(2,313,842)

See notes to the consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2012	Year ended December 31, 2011

Cash flow from operating activities
Net loss	$(792,061)	$(2,152,923)
Adjustments for non-cash items:
Depreciation	94,280	67,383
Amortization	51,684	51,684
Amortization of bridge loan discount	604	-
Stock based compensation	45,769	375,830
Loss on plant and equipment scrapped	1,450	-
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(29,344)	233,983
Increase in prepaid expenses	(1,439)	(12,606)
(Decrease)/Increase in accounts payable	(198,667)	281,824
Increase in other payables and accrued expenses	212,689	21,219
Net cash used in operating activities	(615,035)	(1,133,606)

Investing activities
Purchase of plant and equipment	(243,484)	(56,056)
Net cash used in investing activities	(243,484)	(56,056)

Financing activities
Advance on line of credit	218,000	-
Repayment of line of credit	(50,000)	(87,784)
Advance of commercial equipment loan	148,500	-
Repayment of commercial equipment loan	(8,668)	-
Repayment of Los Alamos County loan	(29,718)	(28,300)
Repayment of stockholders loan	-	(77,600)
Proceeds of bridge loan	250,000	-
Proceeds of Series “A” Preferred stock issued	57,500	1,889,650
Proceeds of Common stock options exercised	-	54,559
Treasury stock purchases	-	(473)
Series “A” Preferred stock dividend paid	(26,752)	-
Net cash provided by financing activities	558,862	1,750,052

Net (decrease)/increase in cash	(299,657)	560,390

Cash at the beginning of the period	678,300	117,910

Cash at the end of the period	$378,643	$678,300

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$20,463	$16,376
Taxes	$-	$-

Non cash investing and financing activities:
Deemed preferred stock dividend relating to warrants issued to preferred stockholders	$2,857	$115,385
Discount applied to Bridge notes relating to warrants issued	$17,539	$-
Series “A” dividends paid in common stock	$60,705	$-
Accrued Series “A” Preferred stock dividends	$156,873	$87,457

See notes to the consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

Caldera Pharmaceuticals, Inc. (“the Company”) is a Delaware corporation with its principal office in Los Alamos, New Mexico. The Company was incorporated in November 2003.

The Company is a drug discovery and pharmaceutical instrument company that is based on a proprietary x-ray fluorescence technology, called XRpro®. Caldera offers what it believes to be uniquely broad and simple technologies to evaluate drug molecules, which increases the efficiency of analyzing and evaluating drug molecules for safety and efficacy at an early and less expensive stage.

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

Caldera Pharmaceuticals, Inc. (Parent Company)
XRpro Corp.

Estimates
The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts and recovery of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets and the assumptions used in determining percentage of completion on our long-term contracts.

All amounts referred to in the notes to the financial statements are in United States Dollars ($) unless stated otherwise.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Recent accounting pronouncements
In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement and requires new disclosures, with a particular focus on Level 3 measurements. This guidance was effective for us in the second quarter of fiscal 2012, and was applied retrospectively.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, which is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for us beginning in the first quarter of fiscal 2013, and will be applied retrospectively. As the accounting standard only impacts disclosures, the new standard will not have an impact on our financial position, results of operations, or cash flows.

As of September 1, 2011, we adopted FASB’s amended guidance on testing goodwill for impairment. Previous guidance required that an entity test for goodwill impairment by comparing the fair value of a reporting unit with its carrying amount including goodwill. If the fair value is less than its carrying amount, then a second step is performed to measure the amount of the impairment loss. Under this new amendment an entity is not required to calculate the fair value of the reporting unit unless the entity determines that it is more likely than not (a likelihood of more than 50%) that its fair value is less than its carrying amount. The adoption of the new standard did not have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Testing indefinite-lived intangible assets for impairment. The update aims to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. This guidance is effective for the Company prospectively beginning on October 1, 2012. The adoption of this accounting guidance is not expected to have a material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reporting by segment
No segmental information is presented as the Company only has one significant reporting segment that is Government Revenues.

Intangible assets
a)	License Agreements
License agreements acquired by the Company are reported at acquisition value less accumulated amortization and impairments.

b)	Amortization
Amortization is reported in the income statement straight-line over the estimated useful life of the intangible assets, unless the useful life is indefinite. Amortizable intangible assets are amortized from the date that they are available for use. The estimated useful life of the license agreement is twenty years which is the term of the patent supporting the underlying license agreements

Assessment of an intangible asset’s residual value and useful life is performed annually.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Plant and equipment
Plant and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

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

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits of corporations, the current limit of coverage is $250,000 As a result of this coverage the Company has cash balances of $128,643 that are not covered by the FDIC.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Concentration of major customers
The Company currently derives substantially all of its revenues from Government research contracts and Government grants.

These Government research contracts are primarily from two government agencies, The Department of Defense and the National Institutes of Health. In addition to this, Federal grants under the Qualifying Therapeutic Discovery Project Credit were also received in 2011 and 2010. The granting of research contracts from Government agencies is a competitive process and there is no certainty that we will be awarded future contracts which may cause our revenue to fluctuate from year to year. Furthermore, Government grants are subject to audits by the granting agency. If such audits were to determine that expenditures of the grant funds did not meet the applicable criteria, these amounts could be subject to retroactive adjustment and refund to the granting agency.

Revenues by major customer type are as follows:

	December 31, 2012	December 31, 2011

Department of Defense	$83,440	$173,242
National Institutes of Health	1,804,523	312,874
Federal Government Grants	-	38,688
Other	16,081	30,000

	$1,904,044	$554,804

Accounts receivable and other receivables
We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable.  We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The balance of the bad debt provision as at December 31, 2012 and 2011 was $0. The amount charged to bad debt provision for the years ended December 31, 2012 and 2011 was $0.

As a basis for accurately estimating the likelihood of collection has been established, we consider a number of factors when determining reserves for uncollectable accounts.   We believe that we use a reasonably reliable methodology to estimate the collectability of our accounts receivable. We review our allowances for doubtful accounts on a regular basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Cash and cash equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with two financial institutions in the USA.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Revenue recognition
Revenue sources consist of government grants, government contracts and commercial development contracts.

We account for our long-term Firm Fixed Price Government contracts and grants associated with the delivery of feasible research on drug candidates and the development of drug candidates using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract.

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

Sales and Marketing
Sales and marketing expenses are minimal at present. These costs, if any, are expensed as incurred and included in Selling, general and administrative expenses. The Company expects to incur sales and marketing expenses in future periods to promote its x-ray florescence equipment to drug discovery enterprises.

Research and Development
The remuneration of the Company’s research and development staff, materials used in internal research and development activities, and payments made to third parties in connection with collaborative research and development arrangements, are all expensed as incurred.  Where the company makes a payment to a third party to acquire the right to use a product formula which has received regulatory approval, that payment is accounted for as the acquisition of a license or patent and is capitalized as an intangible asset and amortized over the shorter of the remaining license period or patent life.

The amount expensed for unrecovered research costs, included in selling, general and administrative expenses during the years ended December 31, 2012 and 2011 was $32,403 and $113,276, respectively.

Patent Costs
Legal costs in connection with approved patents and patent applications are expensed as incurred and classified as selling, general and administrative expense in our consolidated statement of operations.

Share-Based Compensation
Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2012 and 2011 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Diluted net loss per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $792,061 and $2,152,923 during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company had an accumulated deficit of $6,967,435 and $6,015,644. The Company had a working capital deficiency of $742,499 and $112,322 at December 31, 2012 and 2011, respectively. These operating losses and working capital deficiency create an uncertainty about the Company’s ability to continue as a going concern. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital contributions or financing to fund ongoing operations.

4.	INTANGIBLE ASSETS

Licenses
In connection with an Exclusive Patent License agreement covering national and international patents entered into with the Los Alamos National Security LLC (“Licensor”), dated September 8, 2005, the Company has the exclusive right to the use of certain patents covering the following:

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

In terms of the agreement, the Company issued shares to the Licensor equal to 3% of the issued equity of the Company. The agreement contains anti-dilutive clauses that will ensure that the Licensor maintains at least a 3% shareholding in the Company until the Company achieves equity financing of at least $20 million. The anti-dilutive clauses do not result in a freestanding instrument as they are directly linked to the shareholding that the Licensor currently holds in the Company. Should any percentage of that shareholding be sold to third parties, prior to the triggering of any anti-dilution event, the anti-dilution clause will be void for that percentage of the shareholding sold to third parties.  As of December 31, 2012, the Company has not yet raised the requisite amount of financing.  The Licensor continued to hold, at a minimum 3% of the Company’s common stock.

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

The agreement further provides for an annual royalty to be paid to the Licensor at a rate of 2% per annum on net sales, excluding any sales to Government agencies. The agreement provided for a minimum fee payment of $50,000 per annum up until December 31, 2022. The fee will be deducted from any royalties due in excess of the fee due for that financial year.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	INTANGIBLE ASSETS (continued)

Future annual minimum payments required under license agreement obligations at December 31, 2012, are as follows:

Amount

2013	$50,000
2014	50,000
2015	50,000
2016	50,000
2017 and thereafter	300,000

Total	$500,000

Licenses consist of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Licenses, at cost	$972,000	$972,000
Less: Accumulated amortization	(377,426)	(325,742)

	$594,574	$646,258

The aggregate amortization expense charged to operations was $51,684 and $51,684 for the years ended December 31, 2012 and 2011, respectively. The amortization policies followed by the company are described in Note 2.

Amortization expense for the future years is summarized as follows:

Amount

2013	$51,684
2014	51,684
2015	51,684
2016	51,684
2017 and thereafter	387,838
Total	$594,574

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	INTANGIBLE ASSETS (continued)

Patents
The Company has various patents pending or registered in its name. These patents have been internally generated and all costs associated with the research and development of these patents has been expensed.

The patents assigned to Caldera are as follows:

●	Well Plate – apparatus for preparing samples for measurement by x-ray fluorescence spectrometry. Patent filed August 15, 2008
●	Method and Apparatus for measuring Protein Post Translational Modification. Patent filed September 26, 2008.
●	Method and Apparatus for Measuring Analyte Transport across barriers. Patent filed July 1, 2009.

5.	PLANT AND EQUIPMENT

Plant and equipment consists of the following at December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011

Leasehold improvements	$6,393	$6,393
Furniture and fittings	9,979	7,114
Laboratory equipment	679,310	462,434
Computer equipment	29,327	29,330
Vehicles	17,658	-

Total	742,667	505,271
Accumulated depreciation	(351,137)	(261,493)
	$391,530	$243,778

The aggregate depreciation charge to operations was $94,280 and $67,383 for the years ended December 31, 2012 and 2011 respectively. The depreciation policies followed by the company are described in Note 2.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	OTHER PAYABLES AND ACCRUED EXPENSES

	December 31, 2012	December 31, 2011
Short term portion
Credit card liabilities	$7,505	$15,750
Vacation and Sick Pay accrual	89,730	100,771
Other payables and accrued expenses	97,972	-
Payroll liabilities	-	28,202
Other	2,100	2,100
	197,307	146,823
Long term portion
Other payables and accrued expenses	160,000	-

	$357,307	$146,823

The amortization of the other payables and accrued expenses is as follows:

Amount

2013	$197,307
2014	80,000
2015	80,000
Total	$357,307

The legal settlement accrual relates to the Bellows matter disclosed under litigation in note 18 below.

7.	INCOME TAXES

The income tax provision/ (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to income before income tax expense. The items causing this difference for the years ended December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011

Income tax benefit at federal statutory rate	$(277,000)	$(753,383)
State taxes, net of federal benefit	(40,000)	(107,626)
Other	-	(9,813)
Stock based compensation	-	150,322
	(317,000)	(720,500)
Valuation allowances	317,000	720,500
	$-	$-

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets
Accrual to cash adjustments	$198,000	$269,000
Options based compensation	158,000	-
Plant and equipment	-	21,000
Capital loss	50,000	-
Net operating loss	1,686,000	1,203,000
	2,092,000	1,493,000
Valuation allowance	(2,053,000)	(1,416,000)
	39,000	77,000
Deferred tax liabilities
Amortization of licenses	(39,000)	(77,000)
	$-	$-

We have established a valuation allowance against our gross deferred tax assets sufficient to bring our net deferred tax assets to zero due to the uncertainty surrounding the realization of such assets. Management has determined it is more likely than not that the deferred tax assets are not realizable beyond our deferred tax liabilities due to our historical loss position. The valuation allowance increased by $637,000 during 2012, which included a true-up of prior year’s deferred taxes of $320,000
At December 31, 2012, we had tax loss carry forwards of approximately $4,216,000. These net operating loss carry forwards expire in 2032, if unused. The Company files its tax returns on a cash basis.

Pursuant to the Internal Revenue Code of 1986, as amended, ("IRC") §382, our ability to use net operating loss carry forwards to offset future taxable income is limited if we experience a cumulative change in ownership of more than 50% within a three-year period.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	LOANS PAYABLE

	December 31, 2012	December 31, 2011
Short term portion
Los Alamos County Loan	$31,270	$29,748
Los Alamos National Bank revolving draw loan	168,827	-
Los Alamos National Bank commercial loan	18,227	-
	218,324	29,748
Long term portion
Los Alamos County Loan	209,923	241,204
Los Alamos National Bank commercial loan	122,132	-
	332,055	241,204
	$550,379	$270,952

The amortization of the principal outstanding of loans payable is as follows:

Amount

2013	$218,324
2014	52,218
2015	55,089
2016	58,107
2017 and thereafter	166,641
Total	$550,379

Los Alamos County Loan
The Company entered into a Project Participation Agreement (as Amended) and a Loan Agreement with the Incorporated County of Los Alamos as of September 21, 2006. The Agreement provided for funding up to a maximum of $2,200,000 for the construction of a building and purchase of equipment. The maximum amount of equipment to be funded out of the total available loan of $2,200,000 was $625,000. The term of the loan is 13 years. The loan agreement provided for no repayments for 36 months with 120 equal monthly repayments commencing on September 21, 2009. The interest rate on the loan is 5% per annum. The assets funded in terms of the Project Participation Agreement and the Loan Agreement is to be used as security for the balance of the loan outstanding. The Company made use of the loan to purchase assets amounting to $302,009 during the 2007 financial year. Repayments of the loan commenced on September 21, 2009 at an interest rate of 5% per annum with equal monthly repayments of $3,547. The Company owed $241,193 and $270,952 as of December 31, 2012 and 2011, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	LOANS PAYABLE (continued)

Los Alamos National Bank
The Company entered into a one year revolving draw loan with Los Alamos National Bank for $750,000 as of May 23, 2011. The loan bears interest at a coupon of the Wall Street Journal Prime rate plus 1% with a floor of 4.75% per annum. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. Interest is payable quarterly. The Company drew $50,000 under this facility during February 2012. This loan expired on May 22, 2012 and was repaid when the Company entered into a new loan agreement on May 23, 2012. The Company did not owe anything under such loan as of December 31, 2012.

The Company entered into a further one year revolving draw loan with Los Alamos National Bank for $750,000 as of May 23, 2012. The loan bears interest at a coupon of the Wall Street Journal Prime rate plus 1.5% with a floor of 4.75% per annum. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. Interest is payable quarterly. The Company drew $50,000 under this facility on May 23, 2012 to repay the facility mentioned above. An additional $118,000 was drawn down on this facility on July 11, 2012 to settle the liability owing to a supplier. The Company owed $168,827 as of December 31, 2012.

The Company entered into a single advance commercial loan agreement with Los Alamos National Bank for $148,500 on June 8, 2012. The purpose of this loan was to acquire a Bruker XRpro machine. This loan bears interest at the Wall Street Journal Prime rate plus 1.5% with a floor of 6.00% per annum. This loan expires on June 8, 2019. The loan is repayable in 84 monthly installments of $2,169.30 each, which installment may vary depending on the variable interest rate mentioned above. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. This loan has been advanced to both the Company and XRpro Corp., a wholly owned subsidiary, jointly and severally, and has been guaranteed by Dr. Benjamin Warner and his wife. The Company owed $140,359 as of December 31, 2012.

9.	BRIDGE NOTES PAYABLE

The Company entered into a 10% Bridge Note (the “Notes”) agreement with three principals for $250,000 on December 18, 2012. The Notes are issued as part of a unit that includes warrants to purchase 600 shares of the Company’s common stock for each $1,000 of Bridge Note principal, at an exercise price of $3.00 per share, see note 13 below. The Notes bear interest at 10% per annum compounded and payable quarterly at the Company’s option, until the maturity date which is defined as the earliest of December 31, 2013, or the closing of any subsequent financing transactions, or an event of default as defined in the agreement. The Bridge note agreement also provides for a default interest rate of 15% per annum should any amounts due to the note holders in terms of this agreement, be in default. The Notes include a discount of $17,539 relating to the fair value of the warrants issued together with those notes, the discount is being amortized at a rate of $1,411 per month over the period ending December 31, 2013 or such earlier date as described above.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.	BRIDGE NOTES PAYABLE (continued)

The notes together with any interest due on the notes will, at the option of the note holder, convert into securities of the Company’s subsequent financing. The note holder also has the option to convert some or all of the principal and interest due on this note into shares of the Company’s common stock at a conversion price of $2.50 per share, unless a default has occurred and is continuing, at which instance the conversion price during the default period shall be $1.50 per share. The option to convert the note into common stock has anti-dilutive provisions that will allow the note holder to be placed in the same position as it is prior to a dilution event occurring.

In the event that the Company receives or is entitled to receive $3 million from its various litigation proceedings against the managers of Los Alamos National Laboratories and others the note holders will receive a premium of 30% of such principal amount, which will be added the original principal amount of the note, subject to the premium being limited to such maximum amount allowed under any applicable usury law.

	December 31, 2012	December 31, 2011

Bridge notes payable	$250,890	-
Unamortized bridge note discount	(16,935)	-
	$233,955	$-

10.	DERIVATIVE FINANCIAL LIABILITY

The warrants arising from the issue of the Bridge notes (“Bridge Warrants”) disclosed under note 9 above have anti-dilution protection, whereby the exercise price of the warrant will re-price, based on a pre-determined formula, if any securities are sold, exercisable or convertible at a price less than the exercise price of the Bridge Warrants. This gives rise to a derivative financial liability, which was valued at $17,539 using a Black-Scholes valuation model. The value of this derivative financial liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of income in the period in which it is incurred.

The following assumptions were used in the Black-Scholes model:

Year ended December 31, 2012

Risk-free interest rate	0.01% to 0.50%
Expected life of warrants	5 Years
Expected volatility of the underlying stock	128%
Expected dividend rate	0%

11.	CONVERTIBLE, REDEEMABLE PREFERRED STOCK

The authorized capital of the Company was increased by 10,000,000 preferred shares of $0.001 each on March 14, 2011 in terms of a restated and amended articles of Incorporation. The articles of Incorporation were subsequently amended on April 10, 2012 to change the designation of all of the 10,000,000 preferred shares of $0.001 each, from Series “A” 8% convertible redeemable preferred shares to 400,000 Series “A” 8% convertible redeemable preferred shares of $0.001 each. The remaining 9,600,000 preferred shares remain undesignated.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	CONVERTIBLE, REDEEMABLE PREFERRED STOCK (continued)

Series “A” 8% Convertible Preferred Stock and Common Stock Purchase Warrants
During the years ended December 31, 2012 and 2011 10,088 and 331,519 units of series "A" convertible preferred stock (“Preferred Stock”) and common stock purchase warrants were issued during January 2012, to Series "A" preferred stockholders at a par value of $0.001 per share for a total consideration of $57,500 and $1,889,650, respectively. The Preferred Stock will convert to common stock of the Company at a price of $5.70 per share of Common Stock subject to adjustment for stock splits, stock dividends and any further recapitalizations. The Preferred Stock is subject to voluntary conversion at the option of the stockholder at any time and is mandatory convertible at the option of the Company provided the Company’s common stock is trading on a recognized stock exchange or Over the Counter Bulletin Board and the volume weighted average price of the Company’s common stock is at least $10 per share, subject to stock splits, stock dividends and recapitalizations.  A fair market value for the common stock purchase warrants was performed using the Black-Scholes valuation model and a further $2,857 and $115,385 was credited to the value of the preferred stock as a deemed dividend for the years ended December 31, 2012 and 2011 respectively, see note 13 for our Black –Scholes valuation assumptions, below.

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

Should the Company receive net proceeds of at least $3 million from litigation proceedings against the Regents of the University of California and Los Alamos National Security (see note 18); the Preferred Stock holder will have the option to redeem the Preferred Stock equal to 130% of the price per share of $5.70. The Company also has the option to redeem the Preferred Stock at a price equal to 130% of the price per share of $5.70 at any time after giving the investors notice and allowing them to exercise their conversion rights into common stock 30 days after notice has been received. The Company is not obligated to pursue the litigation against Los Alamos National Laboratory but is doing so based on its belief that it will have a successful outcome.

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

An accrual for preferred stock dividends of $156,873 and $87,457 was made at December 31, 2012 and 2011, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMON STOCK

Common stock consists of 50,000,000 and 10,000,000 authorized shares of $0.001 each as of December 31, 2012 and 2011 respectively.  The authorized capital of the company was increased by 40,000,000 common shares of $0.001 each on March 14, 2011 in terms of a restated and amended articles of Incorporation.

During the year ended December 31, 2012 a further 10,650 shares of common stock were issued at $5.70 per share for a total of $60,705 in lieu of preferred stock dividends which were due at January 31, 2012.

13.	WARRANTS

During the year ended December 31, 2012 and 2011, warrants for the purchase of 10,088 and 331,519 shares of common stock at an exercise price of $5.70 per share were issued to investors in conjunction with the issuance of 10,088 and 331,519 shares of Series "A" Preferred Stock, respectively. These warrants have a five-year term and are exercisable at the option of the holder.

A further 150,000 warrants for the purchase of shares of common stock at an exercise price of $3.00 per share were issued to advisors to the company in conjunction with the Bridge notes disclosed in note 9 above. These warrants have a five-year term and are exercisable at the option of the holder. These warrants may be exercised for shares of common stock in lieu of cash by applying the number of warrants to the formula whereby the exercise price of the warrants is deducted from the closing price of the common stock on a quoted market divided by the closing price of the common stock on a quoted market. These warrants also have dilution protection in certain instances.

The fair value of these warrants is determined using the Black-Scholes model. The following assumptions were used:

	Year ended December 31, 2012	Year ended December 31, 2011

Risk-free interest rate	0.01% to 0.50%	0.01% to 0.15%
Expected life of warrants	5 Years	5 Years
Expected volatility of the underlying stock	157%	128%
Expected dividend rate	0%	0%

A fair market value for the 10,088 warrants issued in conjunction with the Series “A” Preferred stock of $2,857 was recorded as a deemed preferred stock dividend during the 2012 year.

The additional 150,000 warrants issued in conjunction with the Bridge notes were valued using the Black-Scholes model with the assumptions listed above and a discount of $17,539 was applied to Bridge Notes and is being amortized over the period ending December 31, 2013 or earlier, see note 9 above.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	WARRANTS (continued)

At December 31, 2012, outstanding warrants to purchase shares of common stock are as follows:

Warrants	Exercise Price	Expiration Date

22,272	$5.70	March 2016
108,983	$5.70	April 2016
86,404	$5.70	May 2016
35,000	$5.70	June 2016
40,000	$5.70	July 2016
35,088	$5.70	September 2016
46,572	$5.70	October 2016
15,000	$2.00	October 2016
10,088	$5.70	January 2017
150,000	$3.00	December 2017

549,407

14.	STOCK BASED COMPENSATION

In October 2005, the Company's Board of Directors adopted the Caldera Pharmaceuticals, Inc. 2005 Stock Option Plan (the "Plan"), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has 3, 000,000 shares of common stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of up to two years, and expire 1 year to 10 years from the grant date. At December 31, 2012, 2,493,846 shares were available for future grant under the Incentive Plan.

Stock option based compensation expense totaled $45,769 and $342,342 in 2012 and 2011, respectively. The Company expenses the value of stock options as earned. The fair value of the options granted is determined using the Black-Scholes option-pricing model.

The following weighted average assumptions were used:

	Year ended December 31, 2012	Year ended December 31, 2011

Risk-free interest rate	0.01% to 0.50%	0.01% to 0.15%
Expected life of options	5 Years	5 Years
Expected volatility of the underlying stock	157%	128%
Expected dividend rate	0%	0%

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCK BASED COMPENSATION (continued)

As noted above, the fair value of stock options is determined by using the Black-Scholes option-pricing model. For all options granted since October 1, 2005 the Company has generally used option terms of between 1 to 10 years, with 5 years representing the estimated life of options granted. The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as Caldera Pharmaceuticals.  The risk-free interest rate used in the Black-Scholes option-pricing model is determined by reference to historical U.S. Treasury constant maturity rates with short-term maturities of no more than three months. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. At December 31, 2012, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants.

No options were exercised for the year ended December 31, 2012. For the year ended December 31, 2011 options for 9,555 shares of common stock were exercised at a price of $5.71 per share at a total value of $54,559.

We canceled options exercisable for 59,291 and 235,000 shares of common stock for the years ended December 31, 2012 and 2011, respectively, held by employees whose service to our company terminated during those respective periods. The shares underlying such options were returned to and are available for re-issuance under the 2005 Plan pursuant to the terms described above.

During the years ended December 31, 2012 and 2011, all awards granted under the Plan were incentive stock options. A summary of all of our option activity as of December 31, 2012 and 2011 and of changes in options outstanding under the plans during the year ended December 31, 2012 are as follows:

	Shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2011	285,500	$2.00 - $5.71	$5.13
Granted	477,500	$1.10 - $5.71	$1.46
Forfeited/Cancelled	(235,000)	$1.10 - $5.71	$1.16
Exercised	(9,555)	$5.71	$5.71
Outstanding December 31, 2011	518,445	$1.10 - $5.71	$3.54
Granted	47,000	$0.20 - $5.71	$1.97
Forfeited/Cancelled	(59,291)	$5.71	$5.71

Outstanding December 31, 2012	506,154	$0.20 - $5.71	$3.14

Stock options outstanding at December 31, 2012 and December 31, 2011, as disclosed in the above table, have $0 and  $0 intrinsic value, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCK BASED COMPENSATION (continued)

The following tables summarize information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.20	30,000	9.33	$0.20	16,250	$0.20
$1.10	220,000	8.17	$1.10	220,000	$1.10
$2.00	30,000	2.91	$2.00	30,000	$2.00
$4.00	6,000	0.41	$4.00	6,000	$4.00
$5.71	220,154	5.85	$5.71	206,904	$5.71

	506,154	6.82	$3.14	479,154	$3.15

The weighted-average grant-date fair values of options granted during 2012 and 2011 were $5,777 ($0.12 per option) and $202,993 ($0.43 per option), respectively. As of December 31, 2012 there were unvested options to purchase 27,000 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $3,678, which is expected to be recognized over a period of 24 months.

15.	NET LOSS PER COMMON SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the years ended December 31, 2012 and 2011 all stock options, warrants and convertible preferred stock was excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Year ended December 31, 2012 (Shares)	Year ended December 31, 2011 (Shares)

Options to purchase shares of common stock	479,154	518,445
Series “A” Convertible Preferred stock	341,607	331,519
Warrants	549,407	389,319

	1,370,168	1,239,283

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	RELATED PARTY TRANSACTIONS

The majority of the common shares in the Company are owned by Dr. Benjamin Warner, the Chief Executive Officer. As at December 31, 2012 and 2011 respectively, Dr. Benjamin Warner owned 74.1% and 74.4% respectively.

17.	OPERATING LEASES

The Company extended its existing office lease effective November 1, 2010. The monthly rent amounts to $5,075 per month and the lease terminates in October 2013. Rental expense for the year ended December 31, 2012 and 2011 was $63,609 and $69,906, respectively.

Future annual minimum payments required under operating lease obligations at December 31, 2012, are as follows:

Amount

2013	$50,753

18.	LITIGATION

Suit against The Regents of the University of California and Los Alamos National Security

The Company filed suit against the Regents of the University of California and Los Alamos National Security LLC in California Superior Court in San Francisco in December 2007. This suit alleged (i) breach of contract and (ii) fraud in connection with an exclusive Patent Licensing Agreement (the “Agreement”) originally entered into between the Company and the Regents in September 2005. In April 2006, the Regents assigned the Agreement to LANS. The Company alleges the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement; and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them. The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  Caldera is seeking relief for compensatory damages in excess of $600 million, as well as exemplary and punitive damages, interest, and cost. This suit was dismissed for reason of lack of subject matter jurisdiction by the California Superior Court in 2010. On April 24, 2012, the trial Court’s dismissal for lack of subject matter jurisdiction was reversed in full by the California Court of Appeal. The defendants unsuccessfully attempted to appeal the case to the California Supreme Court.  On November 5, 2012, defendants petitioned the Supreme Court of the United States for review, and on February 25, 2013, the Supreme Court denied defendants’ request.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.	LITIGATION (continued)

Suit against The Regents of the University of California and Los Alamos National Security (continued)

In October 2010, the Company filed suit against LANS and seven other co-defendants in the United States District Court For the Northern District of Illinois Eastern Division alleging the following: (i) breach of contract; (ii) fraud; (iii) intentional interference with contractual relations; and (iv) conspiracy and other related claims in connection with the September 2005 Agreement. As noted above, in April 2006, the Regents assigned the Agreement to LANS. The Company alleges the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them. The Company also alleges that LANS and other co-defendants improperly competed with the Company. Caldera is seeking relief including compensatory damages in excess of $600 million, as well as exemplary and punitive damages, interest, and costs. In January 2012, this case was ordered to be transferred to Federal Court in New Mexico. In February 2012, the case was transferred to Federal Court in New Mexico. On May 4, 2012 LANS filed counterclaims in New Mexico Federal Court against the Company and Dr. Warner making various claims of ownership to the Company’s existing intellectual property and seeking unspecified damages. The Company believes these counterclaims to be wholly without merit, and intends to vigorously defend against them.  No assurance can be given as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these counterclaims it would have a material adverse effect on the pending litigation, the Company and its operations.

In September 2011, the Company filed suit against the Regents and LANS in the Circuit Court of Cook County, Illinois. LANS removed the case to United States District Court for the Northern District of Illinois Eastern Division, Case # 11-CV-07259. The Company's complaint alleges the following: (i) breach of contract; (ii) breach of the implied covenant of good faith; (iii) fraud; and (iv) fraudulent inducement, in connection with the September 2005 Agreement with the Regents assigned to LANS in April 2006. The Company alleges  the defendants breached a License Agreement, and made false representations that were critical to the Company's decision to enter into the Agreement. The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  Caldera is seeking relief for compensatory damages in excess of $600 million, as well as exemplary and punitive damage, interest, and costs. In March 2012, the Company filed a motion to remand the case to the Circuit Court of Cook County, and on May 11, 2012 the case was remanded to the Circuit Court of Cook County. The Company amended the suit in October 2012 to include claims against UChicago Argonne for intentional interference with contractual relations, conspiracy and related claims. Argonne removed the case to United States District Court for the Northern District of Illinois Eastern Division on October 22, 2012.  On November 27, 2012, Caldera moved to remand the action back to the Circuit Court of Cook County.  The Court granted Caldera’s motion and on February 1, 2013 the case was remanded.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.	LITIGATION (continued)

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

In December 2011, the Company completed an amicable settlement with Bastanipour with respect to the October 2008 and December 2010 suits that is subject to confidentiality restraints and she is no longer party to either suit. The settlement did not have a material impact on our financial position.

In February 2013 a settlement agreement was made between the Company, Joel Bellows and Peter Baltrus, with respect to the October 2008 and December 2010 suits, which requires the exchange of 105,000 common shares for 105,000 shares of Series A Preferred Stock or Series B Preferred Stock and a cash payment of $240,000 over a three year period.  An accrual of $257,972 has been recorded to deal with this matter as of December 31, 2012.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.	SUBSEQUENT EVENTS

Bridge Notes Payable

Subsequent to year-end, the Company raised an additional $250,000 in Bridge Note funding (the “Notes”) The Notes are issued as part of a unit that includes warrants to purchase 600 shares of the Company’s common stock for each $1,000 of Bridge Note principal, at an exercise price of $3.00 per share. The Notes bear interest at 10% per annum compounded and payable quarterly at the company’s option, until the maturity date which is defined as the earliest of December 31, 2013, or the closing of any subsequent financing transactions, or an event of default as defined in the agreement. The Bridge note agreement also provides for a default interest rate of 15% per annum should any amounts due to the note holders be in default, in terms of the agreement. See note 9 above for further Bridge note terms.

Effective March 15, 2013 the Company entered into a five year employment agreement with Dr. Warner to continue to serve as the Company’s Chief Executive Officer and President (the “Employment Agreement”). The Employment Agreement replaces his prior agreement.  Pursuant to the Employment Agreement, Dr. Warner will be entitled to an annual base salary of $250,000 and will be eligible for discretionary performance and transactional bonus payments as well as certain other specified benefits. Additionally, Dr. Warner was granted options to purchase 185,000 shares of the Company’s common stock with an exercise price equal to $1.50 per share. These options will vest pro rata, on a monthly basis over twelve months, with 15,417 vesting each month commencing April 1, 2013. The Employment Agreement also includes confidentiality obligations and inventions assignments by Dr. Warner.

Other than disclosed above, the Company has evaluated subsequent events through the date the financial statements were issued, and has concluded that no such events or transactions took place that would require disclosure herein.

Item 9.	Changes In and Discussions with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as the Company’s Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer who also serves as the Chief Financial Officer concluded that due to a lack of segregation of duties that the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer who also serves as the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO”).  The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system.   The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO or to maintain all reference material required to ensure Company personnel are properly advised or trained to operate the control system.  Based on the assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Below is certain information regarding our current directors and executive officers.

Name	Age	Position
Dr. Benjamin Warner	44	President, Chief Executive Officer, Treasurer, Director
Edward Roffman	62	Director
Jeremiel Zimmerman	62	Director

Dr. Benjamin Warner - President, Chief Executive Officer, Treasurer and Director

Since its incorporation in 2003, Dr. Warner has served as our President, Chief Executive Officer, Treasurer and a director. Before founding the Company, Dr. Warner worked in technology development, patenting, and marketing at the Los Alamos National Laboratory and in the development of “dual use” government/commercial technologies. Dr. Warner has co-developed technologies that have led to the formation of several technology companies. Dr. Warner holds a Ph.D. in Chemistry from MIT and a BS from the University of the South. Dr. Warner is the co-inventor on 30+ patents/pending patents.   After MIT, Dr. Warner joined Los Alamos National Laboratory where he held the position of Project Leader for National Security Programs from 2000 until 2004.

Dr. Warner has won numerous awards from Los Alamos National Laboratory for his commercialization and patenting work, including the Distinguished Licensing Award, the Distinguished Entrepreneurial Award, the Distinguished Patent Award, and the Federal Laboratory Consortium Distinguished Service Award. Jointly with LANL, Caldera Pharmaceuticals won the 2007 Federal Laboratory Consortium Award for Excellence in Technology Transfer and an R&D100 Award. Caldera has won multiple Technology Ventures Corporation awards for top technology companies in New Mexico.

Dr. Warner has been associated with the Company since its inception and brings to the board extensive knowledge about our business operations and in particular our licenses and products.     Having developed our technology Dr. Warner brings to the board significant strategic, business and financial experience related to the business and financial issues facing pharmaceutical companies and particularly our company. Dr. Warner has a broad understanding of the operational, financial and strategic issues facing pharmaceutical companies.

Ed Roffman, Director

Mr. Roffman has been a director since December 2011. Since April 2006, Mr. Roffman has consulted with various early stage high technology companies. During this time, consulting projects have included the part-time Chief Financial Officer of Alphabird, Inc. (since January 2011) (Alphabird is in the online video advertising business), the part-time Chief Financial Officer of Public Media Works, Inc. (October 2010 to October 2011) (Public Media Works was in the video rental business) and from January 2008 to December 2009, Mr. Roffman was the part-time Chief Financial Officer of Cryptic Studios, a developer of massively multiplayer video games.  Mr. Roffman   served as Chief Financial Officer of Red Mile Entertainment, Inc. from January 2005 until April 2006 and at Fluent Entertainment, Inc. from February 2003 to December 2004. Both companies are consumer software developers and publishers. Mr. Roffman has also been a principal of Creekside, LLC, a consulting firm which specializes in the software, internet and consumer products industries. From August 1995 to January 1999, Mr. Roffman served as Chief Financial Officer and Chief Operating Officer at Palladium Interactive, Inc., a consumer software company. Mr. Roffman served on the board and audit committee of Silverstar Holdings (NASDAQ: SSTR) a publisher and developer of interactive entertainment software and Adex Media (NASDAQ: ADXM) an Internet marketing and lead generation publisher and developer, manufacturer, and marketer of consumer products and Westinghouse Solar, Inc., (formerly Akeena Solar), a designer and distributor of solar modules (NASDAQ).  Mr. Roffman is a CPA with over 30 years of experience in accounting and finance. Mr. Roffman earned a BBA in accounting from Temple University.

Mr. Roffman’s achievements in financial and accounting matters, his overall business understanding, as well as his familiarity and knowledge regarding public companies and corporate governance issues that public companies face make him an ideal board candidate.

Jeremiel Zimmerman – Director

Mr. Zimmerman co-founded Caldera and has been a director since August 2005. Mr. Zimmerman has been a commodity trading advisor and a drafter of newsletter regarding commodities and other securities since 1991. He currently prepares for AMMO Trading Group a news letter with a daily analysis of the e-Mini S&P in addition to hosting an Internet discussion group regarding commodity futures trading.  He is registered as a Series 3 broker with the NFA.

Mr. Zimmerman’s understanding of the financial markets as well as his overall business understanding made him an attractive board member.

Two of our directors, Dr. Benjamin Warner and Jeremiel Zimmerman, are first cousins, once removed.

Term of Office

Our directors hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Leadership Structure

Our Chief Executive Officer Dr. Benjamin Warner also serves as Chairman of the Board. Our Board of Directors does not have a lead independent director. Our Board of Directors has determined that its leadership structure was appropriate and effective for the Company given its stage of operations.

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committee performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The NASDAQ Stock Market.  The Board has determined that Messrs. Zimmerman and Roffman are “independent” in accordance with such definition.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10 percent of a registered class of the Caldera Pharmaceuticals’ equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Such officers, directors and persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2012.

Code of Ethics

We maintain a Code of Conduct which is applicable to all of our directors, officers and employees.  In addition, we have adopted a Code of Ethics for Financial Management which applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and Controller.  Each of these codes is posted on our website at www.xrpro.com.

Item 11.	Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered to our principal executive officer, principal financial officer and each executive officer whose compensation exceeded $100,000 during each of the fiscal years ended December 31, 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)(2)	Total ($)
Dr. Benjamin Warner, President and Chief Executive Officer, Treasurer	2012 2011	207,125 199,700	- -	- -	- -	- -	18,164 24.196	225,288 223,896

Lori Peterson Chief Operating Officer*	2012 2011	- 144,000	-	-	-	-	- 12,319	- 155,219

*Lori Peterson resigned as Chief Operating Officer in November 2011.
(1) All Other Compensation for the year ended December 31, 2012 for Dr. Benjamin Warner includes $11,950 for health care and $6,214 for contributions to his 401(K) plan. All Other Compensation for the year ended December 31, 2011 for Dr. Benjamin Warner includes $14,502 for health care, $5,991 for contributions to his 401(K) plan, and $3,703 for cell phone reimbursement.
(2) All Other Compensation for the year ended December 31, 2011 for Lori Peterson includes $8,110 for health care, $3,850 for contributions to her 401(K) plan and $360 for cell phone reimbursement.

Outstanding Equity Awards at Fiscal Year End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Dr. Benjamin Warner	-	-	-	-	-	-	-	-	-

Lori Peterson	50,000	-	-	5.71	8/16	-	-	-	-
	220,000			1.10	2/21

Employment Agreements

Effective March 15, 2013, the Company entered into a five year employment agreement with Dr. Warner to continue to serve as the Company’s Chief Executive Officer and President (the “Employment Agreement”). The Employment Agreement replaces his prior agreement.  Pursuant to the Employment Agreement, Dr. Warner will be entitled to an annual base salary of $250,000 and will be eligible for discretionary performance and transactional bonus payments as well as certain other specified benefits. Additionally, Dr. Warner was granted options to purchase 185,000 shares of the Company’s common stock with an exercise price equal to $1.50 per share. These options will vest pro rata, on a monthly basis over twelve months, with 15,417 vesting each month commencing April 1, 2013. The Employment Agreement also includes confidentiality obligations and inventions assignments by Dr. Warner.

If Dr. Warner’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated: (1) by the Company without Just Cause (as defined in the Employment Agreement) or by Dr. Warner for Good Reason (as defined in the Employment Agreement) then in addition to paying the Accrued Obligations, (x) the Company shall continue to pay his then current base salary and continue to provide benefits at least equal to those which were provided at the time of termination for the longer of the remaining term of the Employment Agreement or one year and (y) he shall have the right to exercise any vested options until the earlier of the expiration of the severance or the expiration of the term of the option, or (2) by reason of his death, then in addition to paying the Accrued Obligations, he would have the right to exercise any vested options until the expiration of the term of the option.

Compensation of Directors

The table below summarizes all compensation of our directors for the year ended December 31, 2012.

DIRECTOR COMPENSATION*
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Benjamin Warner	0	0	0	0	0	0	0

Edward Roffman	0	0		0	0	0	0

Jeremiel Zimmerman	0	0	0	0	0	0	0

* Does not include compensation received for services provided as executive officers

Equity Compensation Plan Information

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
2005 Stock Incentive Plan
Equity compensation plans not approved by stockholder	506,154	$3.14	2,493,846
Total	506,154	$3.14	2,493,846

Item 12.	Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of March 28, 2013, or as otherwise set forth below, with respect to the beneficial ownership of our common stock and series A Preferred Stock: (i) all persons know to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock and series A Preferred Stock; (ii) each of our directors and our executive officer named in the Summary Compensation Table; and (iii) all of our directors and our executive officer as a group. The address of each beneficial owner is 278 DP Road, Suite D, Los Alamos, New Mexico 87544.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock Included		Percentage of Common Stock Beneficially Owned (1)	Amount and Nature of Beneficial Ownership of Series A Preferred Stock	Percentage of Series A Preferred Stock Beneficially Owned (2)
Edward Roffman	41,250	(3)	*	0
Dr. Benjamin Warner	3,268,848	(4)	74.6%	25,035	7.3%
Jeremiel Zimmerman	104,000		*	0
Joseph W and Patricia G Family Trust	158,450	(5)	3.6%	43,860	12.8%
Joseph Abrams	175,950	(6)	4.0%	43,860	12.8%
James Jensen	82,000	(7)	*	35,000	10.2%
Stanley Trill Trust	36,104	(8)	*	17,544	5.1%
2030 Investors LLC 401K plan	51,293	(9)	*	25,000	7.3%
Chan Kei Blu	53,301	(10)	*	26,316	7.7%
Saunders and Diane Kohn	70,588	(11)	*	35,000	10.2%
Joseph Amato Revocable Trust	52,632	(12)	*	26,316	7.7%
Mark Litwin	35,088	(13)	*	17,544	5.1%
All officers and proposed directors as a group (3 persons)	3,414,098		77.5%	25,035	7.3%

1)	Based on 4,302,270 shares of common stock (“Common Shares”) issued and outstanding as of March 28, 2013.
2)	Based on 341,607 shares of Series A Preferred Stock (“Series A Shares”) outstanding as of March 28, 2013
3)
The share ownership includes 20,000 Common Shares.  On May 1, 2012, Mr. Roffman was issued options exercisable for 30,000 Common Shares of which 7,500 vested immediately upon grant and 1,250 vest monthly so long as he remains a director.  Includes 18,750 Common Shares underlying such options that have already vested and 2,500 Common Shares underlying such options that will vest within the next 60 days.

4)
The share ownership includes 3,187,945 Common Shares, 25,035 Series A Shares that are convertible into 25,035 Common Shares. Also includes warrants to purchase 25,035 Common Shares, which were issued with the Series A Shares. The Series A Shares and the warrants are held jointly by Dr. Warner and his wife, Ellen McBee. In February 2013 Dr. Warner was issued options exercisable for 185,000 Common Shares of which 30,833 options will vest in the next 60 days.

5)
Includes 70,730 Common Shares owned by the Joseph W and Patricia G Family Trust and 43,860 Series A Shares that are convertible into 43,860 Common Shares.  Also includes warrants to purchase 43,860 Common Shares which were issued with the Series A Shares. Mr. Abrams has the sole voting and dispositive power with respect to these securities.

6)
Includes 70,730 Common Shares owned by the Joseph W and Patricia G Family Trust and 43,860 Series A Shares that are convertible into 43,860 Common Shares.  Also includes warrants to purchase 43,860 Common Shares which were issued with the Series A Shares, all included in (5) above. Mr. Abrams has the sole voting and dispositive power with respect to these securities. Mr. Abrams has also been granted options exercisable for 105,000 Common Shares of which 17,500 vest within the next 60 days.

7)
Includes 12,000 Common Shares owned by Mr. Jensen and 35,000 Series A Shares that are convertible into 35,000 Common Shares.  Also includes warrants to purchase 35,000 Common Shares which were issued with the Series A Shares.

8)
Includes 17,544 Common Shares which are convertible upon conversion of Series A Shares, 17,544 Common Shares which are issuable upon exercise of the warrants and 1,016 Common Shares that were issued in February 14, 2012 as a dividend with respect to the Series A Shares.  Stan Trilling has sole voting and dispositive power with respect to these securities.

9)
Includes 25,000 Common Shares which are convertible upon conversion of Series A Shares, 25,000 Common Shares which are issuable upon exercise of the warrants and 1,293 Common Shares that were issued in February 14, 2012 as a dividend with respect to the Series A Shares.  Ellison Morgan has sole voting and dispositive power with respect to these securities.

10)
Includes 26,316 Common Shares which are convertible upon conversion of Series A Shares , 26,316 Common Shares which are issuable upon exercise of the warrants and 669 Common Shares that were issued in February 14, 2012 as a dividend with respect to the Series A Shares.

11)
Includes 35,000 Common Shares which are convertible upon conversion of Series A Shares, 35,000 Common Shares which are issuable upon exercise of the warrants and 588 Common Shares that were issued in February 14, 2012 as a dividend with respect to the Series A Shares.

12)
Includes 26,316 Common Shares which are convertible upon conversion of the Series A Shares, 26,316 Common Shares which are issuable upon exercise of the warrants. Joseph Amato has the sole voting and dispositive power with respect to these securities.

13)	Includes 17,544 Common Shares which are convertible upon conversion of the Series A Shares, 17,544 Common Shares which are issuable upon exercise of the warrants.
*Less than 1%

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our Chief Executive Officer is a guarantor on our revolving loan from Los Alamos National Bank, pursuant to which there is currently $168,000 outstanding and the guarantor on our commercial loan from Los Alamos National Bank in the principal amount of $148,500.

During the year ended December 31, 2010 we had an outstanding loan from our Chief Executive Officer of $77,600.  At April 30, 2011 the loan amount was $142,700.  The loan was not evidenced by a written instrument, did not accrue interest and had no fixed repayment terms.  In April 2011, the amounts owed under the loan were exchanged for 25,035 additional shares of our Series A Preferred Stock and a warrant exercisable for 25,035 shares of our common stock.

On May 1, 2012, Mr. Roffman was issued ten year options exercisable at an exercise price of $.20 per share for 30,000 shares of common stock for his services as a director, of which 7,500 vested immediately upon grant and 1,250 vest monthly so long as he remains a director.

On March 15, 2013, we entered into an Employment Agreement with Benjamin Warner.  See Item 11-Executive Compensation for additional information regarding such agreement.

In February 2013, we entered into a consulting agreement with Mr. Joseph Abrams, a shareholder pursuant to which Mr. Abrams will provide marketing and sales consulting services in consideration of the issuance of 105,000 10-year options that will vest monthly over 12 months at an exercise price of $1.50 per share.

Item 14.	Principal Accountant Fees and Services

RBSM LLP (the successor by merger to Sherb & Co.) serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2012 and 2011 by our auditors.

	December 31, 2012	December 31, 2011
Audit Fees and Expenses(1)	$26,250	$43,550
Taxation preparation fees(2)	2,500	2,000
	$28,750	$45,550

(1)
Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

(2)	Taxation preparation fees were fees for professional services rendered to file our federal and state tax returns

PART IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of December 31, 2012 and 2011

3.	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

4.	Consolidated Statements of changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation dated November 12, 2003(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
3.2	First Amended and Restated Certificate of Incorporation dated March 8, 2011(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
3.3	Certificate of Designations dated March 14, 2011(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
3.4	By-Laws(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
3.5	Second Amended and Restated Certificate of Incorporation dated April 10, 2012(Incorporated by reference to the Registration Statement on Form S-1/A filed April 20 2012)
4.1	Form of Warrant to Purchase Common Stock(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
4.2
Promissory Note, dated September 21, 2006, in the principal amount of $2,200,000 payable to the Incorporated County of Los Alamos(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)

4.3	Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
4.4	List of Warrant Holders(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
4.5	Form of Bridge Warrant(1)
4.6	Form of Bridge Note(1)
4.7	Promissory Note dated May 23, 2012 in the principal amount of $750,000 payable to Los Alamos National Bank(1)
4.8	Promissory Note dated June 8, 2012 in the principal amount of $148,500 payable to Los Alamos National Bank(1)
4.9
Promissory Note dated May 23, 2011 in the principal amount of $750,000 payable to Los Alamos National Bank and Commercial Loan Agreement dated May 23, 2011 between Los Alamos National Bank and Caldera Pharmaceuticals, Inc. (1)

4.10	Commercial Loan Agreement dated June 8, 2012 between Los Alamos National Bank, Caldera Pharmaceuticals, Inc. and XPRO Corp(1)
10.1	2006 Employment Agreement with Dr. Benjamin Warner *(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
10.2	Employment Agreement with Lori Peterson (nee Court) *(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
10.3
Exclusive Patent License Agreement, dated September 8, 2005, by and between the Company and The Regents of the University of California *(Incorporated by reference to the Registration Statement on Form S-1/A filed June 8 14, 2012)

10.4
Project Participation Agreement, dated as of September 21, 2006, by and between the Company and the Incorporated County of Los Alamos(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)

10.5
Amendment No. 1 to Participation Agreement, dated as of February 21, 2007, by and between the Company and the Incorporated County of Los Alamos(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)

10.6	OEM Agreement, dated July 5, 2011, by and between the Company and Bruker Nano GmbH * (Incorporated by reference to the Registration Statement on Form S-1/A filed June 8, 2012)
10.7
Assignment of Exclusive License Agreement by The Regents of the University of California to Los Alamos National Security, LLC (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20 2012)

10.8	Lease Agreement with Reeves & Associates, LLC in connection with Suite C (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20 2012)
10.9	Lease Agreement with Reeves & Associates, LLC in connection with Suite D (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20 2012)
10.10	Extension and Modification of Lease Agreements (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20 2012)
10.11
Contract 2R44AI079935-03 with the National Institutes of Health; to develop strontium-selective therapies, contract amount:  $3,000,000.00, operative from 08/24/2011 - 07/31/2014, $184,954.01. (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20 2012)

10.12
Contract 1R43GM090387-01 with the National Institutes of Health; to develop assays for carcinogens, contract amount:  $200,000.00, operative from 08/06/2010 - 08/05/2012. (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20 2012)

10.13	Employment Agreement with Benjamin Warner (1)
10.14	Security Agreement dated June 8, 2012 between Los Alamos National Bank and XPRO Corp(1)
10.15	Guaranty dated June 8, 2012 by and among Los Alamos National Bank, Caldera Pharmaceuticals, Inc., XPRO Corp and Ellen K. McBee(1)
21.1	List of subsidiaries(Incorporated by reference to the Registration Statement on Form S-1 filed February 14 2012)
31.1	Certification of Benjamin Warner, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Benjamin Warner, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Benjamin Warner, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification Benjamin Warner, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)

**+101.INS XBRL Instance Document

**+101.SCH XBRL Taxonomy Extension Schema Document

**+101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

**+101.DEF XBRL Taxonomy Extension Definition Linkbase Document

**+101.LAB XBRL Taxonomy Extension Label Linkbase Document

**+101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report
** As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CALDERA PHARMACEUTICALS, INC.
By:	/s/ Benjamin Warner
Benjamin Warner
Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )
Date: April 1, 2013

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Benjamin Warner	Chief Executive Officer and Chairman	April 1, 2013
Dr. Benjamin Warner	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )

/s/ Jeremiel Zimmerman	Director	April 1, 2013
Jeremiel Zimmerman

/s/ Edward Roffman	Director	April 1, 2013
Edward Roffman