Form 10-Q
period 2013-03-31
Caldera Pharmaceuticals Inc
filed 2013-05-14
CIK 1518520

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares of common stock outstanding as of May 14, 2013 was 4,302,270.

CALDERA PHARMACEUTICALS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS

Current assets:
Cash	$353,618	$378,643
Accounts receivable, net	86,876	59,849
Prepaid expenses	48,690	17,055

Total current assets	489,184	455,547

Non-current assets:
Intangible assets, net	581,653	594,574
Plant and equipment, net	365,926	391,530

	947,579	986,104

TOTAL ASSETS	$1,436,763	$1,441,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$580,549	$374,048
Other payables and accrued expenses	279,899	197,307
Loans payable	218,934	218,324
Bridge notes payable, net of debt discount	365,747	233,955
Notes payable	100,164	-
Derivative financial liability	306,205	17,539
Dividends payable	195,620	156,873

Total current liabilities	2,047,118	1,198,046

Non-current liabilities:
Loans payable	319,252	332,055
Other payables and accrued expenses	80,000	160,000
	399,252	492,055

TOTAL LIABILITIES	2,446,370	1,690,101

Convertible Redeemable Preferred Stock
Series A Convertible Redeemable Preferred Stock, $0.001 par value, Authorized: 10,000,000 shares, 341,607 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively, liquidation preference is $5.70 per share.	2,065,392	2,065,392

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 50,000,000 shares authorized, 4,956,270 shares issued and, 4,302,270 shares outstanding as of March 31, 2013 and December 31, 2012.	4,957	4,957
Additional paid in capital	4,693,042	4,649,109
Treasury stock, at cost (654,000 shares of common stock as of March 31, 2013 and December 31, 2012)	(473)	(473)
Accumulated deficit	(7,772,525)	(6,967,435)

Total stockholders’ deficit	(3,074,999)	(2,313,842)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,436,763	$1,441,651

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31, 2013	Three months ended March 31, 2012

Sales	$237,414	$377,737

Cost of sales	172,099	177,636

Gross profit	65,315	200,101

Operating expenses:
Selling, general and administrative expenses	563,046	478,491
Depreciation	27,606	19,092
Amortization	12,921	12,921
Total operating expenses	603,573	510,504

Operating loss	(538,258)	(310,403)

Other income/(expense)
Other income	-	-
Interest income	121	355
Interest expense	(19,907)	(3,446)
Change in fair value of derivative liabilities	(208,299)	-

Total other income/(expense)	(228,085)	(3,091)

Net loss	(766,343)	(313,494)

Deemed preferred stock dividends	-	(2,857)
Preferred stock dividends	(38,747)	(38,804)

Net loss applicable to common stock	$(805,090)	$(355,155)

Net loss per common stock: -
Basic and diluted	$(0.19)	$(0.08)

Weighted average number of common stock outstanding: -
Basic and diluted	4,302,270	4,298,642

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31, 2013	Three months ended March 31, 2012

Cash flow from operating activities
Net loss	$(766,343)	$(313,494)
Adjustments for non-cash items:
Depreciation	27,606	19,092
Amortization	12,921	12,921
Amortization of bridge note discount	5,669	-
Stock based compensation	43,933	20,294
Loss on plant and equipment scrapped	1,082	-
Increase in fair value of derivative financial liability	208,299
Changes in operating assets and liabilities:
Increase in accounts receivable	(27,027)	(211,938)
Increase in prepaid expenses	(31,635)	(31,256)
Increase/(decrease) in accounts payable	206,501	(45,321)
Increase/(decrease) in other payables and accrued expenses	9,177	(11,119)
Net cash used in operating activities	(309,817)	(560,821)

Investing activities
Purchase of plant and equipment	(3,084)	(14,280)
Net cash used in investing activities	(3,084)	(14,280)

Financing activities
Advance on line of credit	-	50,000
Repayment of commercial equipment loan	(4,462)	-
Repayment of Los Alamos County loan	(7,662)	(3,752)
Proceeds of bridge note	200,000	-
Proceeds of Series A Preferred stock issued	-	57,500
Proceeds of notes payable	100,000	-
Series A Preferred stock dividend paid	-	(26,752)
Net cash provided by financing activities	287,876	76,996

Net decrease in cash	(25,025)	(498,105)

Cash at the beginning of the period	378,643	678,300

Cash at the end of the period	$353,618	$180,195

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$7,653	$3,446
Taxes	$-	$-

Non cash investing and financing activities:
Deemed preferred stock dividend relating to warrants issued to Series A Preferred stockholders	$-	$2,857
Discount applied to Bridge notes relating to warrants issued	$80,367	$-
Series A dividends paid in common stock	$-	$60,705
Accrued Series A Preferred stock dividends	$38,747	$38,804

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

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. ACCOUNTING POLICIES AND ESTIMATES (continued)

Recent accounting pronouncements
In July 2012, the FASB issued ASU No. 2012-02, Testing indefinite-lived intangible assets for impairment. The update aims to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. This guidance is effective for the Company prospectively beginning on October 1, 2012. The adoption of this accounting guidance did not have a material impact on the Company’s financial statements.

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

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits of corporations, the current limit of coverage is $250,000. As a result of this coverage the Company has cash balances of $103,118 that are not covered by the FDIC.

Concentration of major customers
The Company currently derives substantially all of its revenues from Government research contracts and Government grants.

These Government research contracts are primarily from two government agencies, The Department of Defense and the National Institutes of Health. The granting of research contracts from Government agencies is a competitive process and there is no certainty that we will be awarded future contracts, which may cause our revenue to fluctuate from year to year. Furthermore, Government grants are subject to audits by the granting agency. If such audits were to determine that expenditures of the grant funds did not meet the applicable criteria, these amounts could be subject to retroactive adjustment and refund to the granting agency.

Revenues by major customer type are as follows:

	March 31, 2013	March 31, 2012

Department of Defense	$34,304	$-
National Institutes of Health	203,110	377,737

	$237,414	$377,737

Accounts receivable and other receivables
We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable.  As a basis for accurately estimating the likelihood of collection of our accounts receivable, we consider a number of factors when determining reserves for uncollectable accounts.   We believe that we use a reasonably reliable methodology to estimate the collectability of our accounts receivable. We review our allowances for doubtful accounts on a regular basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The balance of the bad debt provision as at March 31, 2013 and December 31, 2012 was $0. The amount charged to bad debt provision for the three months ended March 31, 2013 and 2012 was $0.

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

The amount expensed for unrecovered research costs, included in selling, general and administrative expenses during the three months ended March 31, 2013 and 2012 was $35,431 and $17,865, respectively.

Patent Costs
Legal costs in connection with approved patents and patent applications are expensed as incurred and classified as selling, general and administrative expense in our consolidated statements of operations.

Share-Based Compensation
Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2013 and 2012 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. ACCOUNTING POLICIES AND ESTIMATES (continued)

Income Taxes
The Company utilizes ASC 740, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $766,343 and $313,494 during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the Company had an accumulated deficit of $7,772,525 and $6,967,435. The Company had a working capital deficiency of $1,557,934 and $742,499 at March 31, 2013 and December 31, 2012, respectively. These operating losses and working capital deficiency create an uncertainty about the Company’s ability to continue as a going concern. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital contributions or financing to fund ongoing operations.

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

In terms of the agreement, the Company issued shares to the Licensor equal to 3% of the issued equity of the Company. The agreement contains anti-dilutive clauses that will ensure that the Licensor maintains at least a 3% shareholding in the Company until the Company achieves equity financing of at least $20 million. The anti-dilutive clauses do not result in a freestanding instrument as they are directly linked to the shareholding that the Licensor currently holds in the Company. Should any percentage of that shareholding be sold to third parties, prior to the triggering of any anti-dilution event, the anti-dilution clause will be void for that percentage of the shareholding sold to third parties.  As of March 31, 2013, the Company has not yet raised the requisite amount of financing.  The Licensor continued to hold, at a minimum 3% of the Company’s common stock.

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

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. INTANGIBLE ASSETS (continued)

Future annual minimum payments required under license agreement obligations at March 31, 2013, are as follows:

Amount

2013	$50,000
2014	50,000
2015	50,000
2016	50,000
2017 and thereafter	300,000

Total	$500,000

Licenses consist of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)	December 31, 2012

Licenses, at cost	$972,000	$972,000
Less: Accumulated amortization	(390,347)	(377,426)

	$581,653	$594,574

The aggregate amortization expense charged to operations was $12,921 for the three months ended March 31, 2013 and 2012. The amortization policies followed by the Company are described in Note 2.

Amortization expense for the future years is summarized as follows:

Amount

2013	$38,763
2014	51,684
2015	51,684
2016	51,684
2017 and thereafter	387,838
Total	$581,653

Patents
The Company has various patents pending or registered in its name. These patents have been internally generated and all costs associated with the research and development of these patents has been expensed.

The patents assigned to Caldera are as follows:

●	Well Plate – apparatus for preparing samples for measurement by x-ray fluorescence spectrometry. Patent filed August 15, 2008.
●	Method and Apparatus for measuring Protein Post Translational Modification. Patent filed September 26, 2008.
●	Method and Apparatus for Measuring Analyte Transport across barriers. Patent filed July 1, 2009.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. PLANT AND EQUIPMENT

Plant and equipment consists of the following at March 31, 2013 and December 31, 2012.

	March 31, 2013 (Unaudited)	December 31, 2012

Leasehold improvements	$6,393	$6,393
Furniture and fittings	9,979	9,979
Laboratory equipment	679,310	679,310
Computer equipment	12,340	29,327
Vehicles	17,658	17,658

Total	725,680	742,667
Accumulated depreciation	(359,754)	(351,137)
	$365,926	$391,530

The aggregate depreciation charge to operations was $27,606 and $19,092 for the three months ended March 31, 2013 and 2012 respectively. The depreciation policies followed by the company are described in Note 2.

6. OTHER PAYABLES AND ACCRUED EXPENSES

	March 31, 2013 (Unaudited)	December 31, 2012
Short term portion
Credit card liabilities	$20,260	$7,505
Vacation and Sick Pay accrual	107,530	89,730
Other payables	97,972	97,972
Payroll liabilities	34,537	-
Other	19,600	2,100
	279,899	197,307
Long term portion
Other payables	80,000	160,000

	$359,899	$357,307

The repayment schedule of other payables and accrued expenses is as follows:

Amount

Within 1 year	$279,899
1 to 2 years	80,000
Total	$359,899

The other payables relates to the Bellows matter disclosed under litigation in note 18 below.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS PAYABLE

	March 31, 2013 (Unaudited)	December 31, 2012
Short term portion
Los Alamos County Loan	$31,663	$31,270
Los Alamos National Bank revolving draw loan	168,783	168,827
Los Alamos National Bank commercial loan	18,488	18,227
	218,934	218,324
Long term portion
Los Alamos County Loan	201,859	209,923
Los Alamos National Bank commercial loan	117,393	122,132
	319,252	332,055
	$538,186	$550,379

The repayment schedule of the principal outstanding of loans payable is as follows:

Amount

Within 1 year	$218,934
1 to 2 years	52,909
2 to 3 years	55,808
3 to 4 years	58,892
Thereafter	151,643
Total	$538,186

Los Alamos County Loan
The Company entered into a Project Participation Agreement (as Amended) and a Loan Agreement with the Incorporated County of Los Alamos as of September 21, 2006. The Agreement provided for funding up to a maximum of $2,200,000 for the construction of a building and purchase of equipment. The maximum amount of equipment to be funded out of the total available loan of $2,200,000 was $625,000. The term of the loan is 13 years. The loan agreement provided for no repayments for 36 months with 120 equal monthly repayments commencing on September 21, 2009. The interest rate on the loan is 5% per annum. The assets funded in terms of the Project Participation Agreement and the Loan Agreement is to be used as security for the balance of the loan outstanding. The Company made use of the loan to purchase assets amounting to $302,009 during the 2007 financial year. Repayments of the loan commenced on September 21, 2009 at an interest rate of 5% per annum with equal monthly repayments of $3,547, inclusive of interest. The Company owed $233,522 and $241,193 as of March 31, 2013 and December 31, 2012, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS PAYABLE (continued)

Los Alamos National Bank
The Company entered into a one year revolving draw loan with Los Alamos National Bank for $750,000 as of May 23, 2012. The loan bears interest at a coupon of the Wall Street Journal Prime rate plus 1.5% with a floor of 4.75% per annum. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. Interest is payable quarterly. The Company drew $50,000 under this facility on May 23, 2012 to repay a previous and similar facility. An additional $118,000 was drawn down on this facility on July 11, 2012 to settle the liability owing to a supplier. The Company owed $168,783 and $168,827 as of March 31, 2013 and December 31, 2012, respectively.

The Company entered into a single advance commercial loan agreement with Los Alamos National Bank for $148,500 on June 8, 2012. The purpose of this loan was to acquire a Bruker XRpro instrument. This loan bears interest at the Wall Street Journal Prime rate plus 1.5% with a floor of 6.00% per annum. This loan expires on June 8, 2019. The loan is repayable in 84 monthly installments of $2,169, inclusive of interest, which installment may vary depending on the variable interest rate mentioned above. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. This loan has been advanced to both the Company and XRpro Corp., a wholly owned subsidiary, jointly and severally, and has been guaranteed by Dr. Benjamin Warner and his wife. The Company owed $135,881 and $140,359 as of March 31, 2013 and December 31, 2012.

8. BRIDGE NOTES PAYABLE

The Company entered into a 10% Bridge Note (the “Bridge Notes”) agreement with three principals for $250,000 on December 18, 2012. Between March 25 and March 29, 2013 a further six principals entered into 10% Bridge Note agreements with the Company for $200,000. The Bridge Notes are issued as part of a unit that includes warrants to purchase 600 shares of the Company’s common stock for each $1,000 of Bridge Note principal, at an exercise price of $3.00 per share, see note 13 below. The Bridge Notes bear interest at 10% per annum compounded and payable quarterly at the Company’s option, until the maturity date which is defined as the earliest of December 31, 2013, or the closing of any subsequent financing transactions, or an event of default as defined in the agreement. The Bridge note agreement also provides for a default interest rate of 15% per annum should any amounts due to the note holders in terms of this agreement, be in default. The Bridge Notes include a discount of $97,906 relating to the fair value of the warrants issued together with those notes, the discount is being amortized at a rate of $10,182 per month over the period ending December 31, 2013 or such earlier date as described above.

The Bridge Notes together with any interest due on the Bridge Notes will, at the option of the note holder, convert into securities of the Company’s subsequent financing. The Bridge Note holder also has the option to convert some or all of the principal and interest due on this note into shares of the Company’s common stock at a conversion price of $2.50 per share, unless a default has occurred and is continuing, at which instance the conversion price during the default period shall be $1.50 per share. The option to convert the Bridge Note into common stock has anti-dilutive provisions that will allow the note holder to be placed in the same position as it is prior to a dilution event occurring.

In the event that the Company receives or is entitled to receive $3 million, in net proceeds, from its various litigation proceedings against the managers of Los Alamos National Laboratories and others, the Bridge Note holders will receive a premium of 30% of the principal amount outstanding, which will be added the original principal amount of the Bridge Note, subject to the premium being limited to such maximum amount allowed under any applicable usury law.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. BRIDGE NOTES PAYABLE (continued)

Subsequent to the three months ended March 31, 2013, on April, 2, 2013 a further 10% Bridge Note was issued to one principal for $50,000 and on April 19, 2013, in terms of the first closing of a subsequent financing transaction, holders of $375,000 of the Bridge Notes converted their holding into Series B Preferred units of the Company. See subsequent events note 19 below.

	March 31, 2013 (Unaudited)	December 31, 2012

Bridge notes payable	$457,381	$250,890
Unamortized bridge note discount	(91,634)	(16,935)
	$365,747	$233,955

9. NOTES PAYABLE

The Company entered into a 10% Note (the “Notes”) agreement with two principals for $100,000 on March 25, 2013. The Notes bear interest at 10% per annum compounded and payable quarterly at the Company’s option, until the notes are repaid. These notes were utilized to provide temporary funding and were repaid on April 4, 2013.

	March 31, 2013 (Unaudited)	December 31, 2012

Notes payable	$100,164	$-

10. DERIVATIVE FINANCIAL LIABILITY

The warrants arising from the issue of the Bridge notes (“Bridge Warrants”) disclosed under note 8 above have anti-dilution protection, whereby the exercise price of the warrant will re-price, based on a pre-determined formula, if any securities are sold, exercisable or convertible at a price less than the exercise price of the Bridge Warrants. This gives rise to a derivative financial liability, which was valued at $97,906 and $17,539 as of March 31, 2013 and December 31, 2012, respectively using a Black-Scholes valuation model. The value of this derivative financial liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of income in the period in which it is incurred.

The value of the derivative financial liability was re-assessed as of March 31, 2013 resulting in a net charge to the consolidated statement of operations of $208,299.

	March 31, 2013 (Unaudited)	December 31, 2012

Opening balance	$17,539	$-
Derivative financial liability arising on warrants with re-pricing terms	80,367	17,539
Fair value adjustments	208,299	-
	$306,205	$17,539

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. DERIVATIVE FINANCIAL LIABILITY (continued)

The following assumptions were used in the Black-Scholes valuation model:

Three months ended March 31, 2013

Calculated stock price	$1.27
Risk-free interest rate	0.05% to 0.07%
Expected life of warrants	5 Years
Expected volatility of the underlying stock	164%
Expected dividend rate	0%

11. PREFERRED STOCK

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.001 each. The articles of Incorporation were amended on April 10, 2012 to change the designation of all of the 10,000,000 preferred shares of $0.001 each, from Series A 8% convertible redeemable preferred shares to 400,000 Series A 8% convertible redeemable preferred shares of $0.001 each. Subsequent to March 31, 2013 on April 19, 2013, the articles of incorporation were again amended to change the designation of the remaining 9,600,000 preferred shares to 3,000,000 Series B convertible  preferred shares of $0.001 each, the remaining 6,600,000 preferred shares remain undesignated. Refer to the subsequent events note 19 below.

Series A 8% Convertible, Redeemable Preferred Stock (“Series A Stock”)
Series A Stock consists of 400,000 authorized shares of $0.001 each and 341,607 shares issued and outstanding at March 31, 2013 and December 31, 2012.

During the year ended December 31, 2012 10,088 units, consisting of Series A Stock and common stock purchase warrants were issued to Series A stockholders at a par value of $0.001 per share for a total consideration of $57,500. A fair market value for the common stock purchase warrants was performed using the Black-Scholes valuation model and a further $2,857 was credited to the value of the Series A Stock as a deemed dividend for the year ended December 31, 2012, see note 13 for our Black –Scholes valuation assumptions, below.

The Series A Stock will convert to common stock of the Company at a price of $5.70 per share of Common Stock subject to adjustment for stock splits, stock dividends and any further recapitalizations. The Series A Stock is subject to voluntary conversion at the option of the stockholder at any time and is mandatory convertible at the option of the Company provided the Company’s common stock is trading on a recognized stock exchange or Over the Counter Bulletin Board and the volume weighted average price of the Company’s common stock is at least $10 per share, subject to stock splits, stock dividends and recapitalizations.

The Series A Stockholders have received warrants to purchase shares of the Company’s common stock equal to 100% of the number of shares that they would receive upon conversion of the Series A Stock into common stock at an exercise price of $5.70 per share. The Warrants will expire five years after date of issuance. The Warrants are not transferable separately from the Series A Stock without the consent of the Company and an opinion of Counsel satisfactory to the Company.

Should the Company receive net proceeds of at least $3 million from litigation proceedings against the Regents of the University of California and Los Alamos National Security (see note 18); the Series A Stockholder will have the option to redeem the Series A Stock equal to 130% of the price per share of $5.70. The Company also has the option to redeem the Series A Stock at a price equal to 130% of the price per share of $5.70 at any time after giving the investors notice and allowing them to exercise their conversion rights into common stock 30 days after notice has been received. The Company is not obligated to pursue the litigation against Los Alamos National Laboratory but is doing so based on its belief that it will have a successful outcome.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. PREFERRED STOCK (continued)

Series A 8% Convertible, Redeemable Preferred Stock (“Series A Stock”) (continued)
The liquidation rights of the Series A Stock is the greater of $5.70 per share plus any unpaid dividends or an amount that would have been payable had all shares of Series A Stock converted into common stock immediately prior to liquidation.

The Series A Stock carries an 8% cumulative, non-compounded dividend payable on January 31st, each year in cash or in kind at the option of the Series A Stockholder. For any other dividends or distributions, the Series A Stock is treated on an as converted basis.

An accrual for Series A Stock dividends of $195,620 and $156,873 was made at March 31, 2013 and December 31, 2012 respectively.

Subsequent to the three months ended March 31, 2013, the Series A Stockholders were provided with an offer to exchange their current Series A Stock and any accrued and unpaid dividends thereon up until April 30, 2013 into newly designated Series B Convertible Preferred Stock. This offer was open until April 29, 2013 and holders of 332,835 shares of the Series A Stock entered into Exchange Agreements opting to convert their Series A Stock and unpaid dividends thereon as at April 30, 2013 totaling $203,150 into Series B Convertible Preferred Stock, resulting in the issue of 840,120 Series B Convertible Preferred Stock. See the subsequent events note 19 below.

12. COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 4,956,270 shares issued and 4,302,270 shares outstanding as of March 31, 2013 and December 31, 2012.

During the year ended December 31, 2012 a further 10,650 shares of common stock were issued at $5.70 per share for a total of $60,705 in lieu of Series A Stock dividends which were due at January 31, 2012.

13. WARRANTS

During the year ended December 31, 2012 warrants for the purchase of 10,088 shares of common stock at an exercise price of $5.70 per share were issued to investors in conjunction with the issuance of 10,088 shares of Series A Stock. These warrants have a five-year term and are exercisable at the option of the holder.

During the three months ended March 31, 2013 and the year ended December 31, 2012 warrants for the purchase of 120,000 and 150,000 shares of common stock at an exercise price of $3.00 per share were issued to Bridge Note holders in conjunction with the Bridge notes disclosed in note 8 above, respectively. These warrants have a five-year term and are exercisable at the option of the holder. These warrants may be exercised for shares of common stock in lieu of cash by applying the number of warrants to the formula whereby the exercise price of the warrants is deducted from the closing price of the common stock on a quoted market divided by the closing price of the common stock on a quoted market. These warrants also have dilution protection in certain instances.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. WARRANTS (continued)

The fair value of these warrants was determined using the Black-Scholes model. The following assumptions were used:

	Three Months ended March 31, 2013	Year ended December 31, 2012

Calculated stock price	$1.27	$0.55
Risk-free interest rate	0.05% to 0.07%	0.01% to 0.15%
Expected life of warrants	5 Years	5 Years
Expected volatility of the underlying stock	164%	157%
Expected dividend rate	0%	0%

A fair market value for the 10,088 warrants issued in conjunction with the Series A Stock of $2,857 was recorded as a deemed preferred stock dividend during the 2012 year.

The additional 120,000 and 150,000 warrants issued during March 2013 and December 2012 in conjunction with the Bridge notes were valued using the Black-Scholes model with the assumptions listed above and a discount of $80,367 and $17,539, respectively was applied to Bridge Notes and is being amortized over the period ending December 31, 2013 or earlier, see note 8 above.

At March 31, 2013, outstanding warrants to purchase shares of common stock are as follows:

Warrants	Exercise Price	Expiration Date

22,272	$5.70	March 2016
108,983	$5.70	April 2016
86,404	$5.70	May 2016
35,000	$5.70	June 2016
40,000	$5.70	July 2016
35,088	$5.70	September 2016
46,572	$5.70	October 2016
15,000	$2.00	October 2016
10,088	$5.70	January 2017
150,000	$3.00	December 2017
120,000	$3.00	March 2018
669,407

Subsequent to the three months ended March 31, 2013, a further 30,000 five year warrants to purchase shares of common stock at $3.00 per share were issued in connection with an additional $50,000 Bridge Note, in addition to this and in conjunction with a financing transaction in which Series B Convertible Preferred units was issued to new investors, an additional 1,257,675 seven year warrants were issued to new investors to purchase shares of common stock at $2.50 per share, including 153,675 warrants issued on the conversion of Bridge notes and accrued interest thereon, into Series B units.

In terms of a Placement Agent agreement entered into with Taglich Brothers, a further 125,400 warrants to purchase shares of common stock at $2.75 per share were issued as a placement fee of 10% of the number of Series B Preferred units issued to investors. A further 160,000 warrants to purchase shares of common stock at $2.75 per share and 40,000 warrants to purchase shares of common stock at $0.01 per share were issued to the placement agent as an advisory fee.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK BASED COMPENSATION

In October 2005, the Company's Board of Directors adopted the Caldera Pharmaceuticals, Inc. 2005 Stock Option Plan (the "Plan"), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has set aside 3,000,000 shares of common stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of up to two years, and expire 1 year to 10 years from the grant date. At March 31, 2013, 1,864,596 shares were available for future grant under the Incentive Plan.

Stock option based compensation expense totaled $43,933 and $20,294 for the three months ended March 31, 2013 and 2012, respectively. The Company expenses the value of stock options as earned. The fair value of the options granted is determined using the Black-Scholes option-pricing model.

The following weighted average assumptions were used:

	Three months ended March 31, 2013	Year ended December 31, 2012

Calculated stock price	$1.27	$0.55
Risk-free interest rate	0.05% to 0.07%	0.01% to 0.15%
Expected life of options	5 Years	5 Years
Expected volatility of the underlying stock	164%	128%
Expected dividend rate	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option-pricing model. For all options granted since October 1, 2005 the Company has generally used option terms of between 1 to 10 years, with 5 years representing the estimated life of options granted. The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as Caldera Pharmaceuticals.  The risk-free interest rate used in the Black-Scholes option-pricing model is determined by reference to historical U.S. Treasury constant maturity rates with short-term maturities of no more than three months. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. At March 31, 2013, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants.

No options were exercised for the three months ended March 31, 2013 and the year ended December 31, 2012.

We canceled options exercisable for 10,750 and 59,291 shares of common stock for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively, held by employees whose service to our company terminated during those respective periods. The shares underlying such options were returned to and are available for re-issuance under the 2005 Plan pursuant to the terms described above.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK BASED COMPENSATION (continued)

During the three months ended March 31, 2013 and the year ended December 31, 2012, all awards granted under the Plan were incentive stock options. A summary of all of our option activity during the period January 1, 2012 to March 31, 2013 is as follows:

	Shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2012	518,445	$2.00 - 5.71	$3.54
Granted	47,000	0.20 - 5.71	1.97
Forfeited/Cancelled	(59,291)	1.10 - 5.71	5.71
Exercised	-	-	-
Outstanding December 31, 2012	506,154	$0.20 - 5.71	$3.14
Granted	640,000	1.50 – 5.71	1.60
Forfeited/Cancelled	(10,750)	5.71	$5.71

Outstanding March 31, 2013	1,135,404	$0.20 - 5.71	$2.25

Stock options outstanding at March 31, 2013 and December 31, 2012, as disclosed in the above table, have an intrinsic value of $69,256 and $0, respectively.

The following tables summarize information about stock options outstanding at March 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.20	30,000	9.09		20,000
$1.10	220,000	7.92		220,000
$1.50	625,000	9.96		-
$2.00	30,000	1.52		30,000
$4.00	6,000	0.17		6,000
$5.71	224,404	5.69		219,404

	1,135,404	8.42	$2.25	495,404	$3.19

The weighted-average grant-date fair values of options granted during the three months ended March 31, 2013 and the year ended December 31, 2012 was $752,313 ($1.18 per option) and $5,777 ($0.12 per option), respectively. As of March 31, 2013 there were unvested options to purchase 640,000 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $710,849, which is expected to be recognized over a period of 21 months.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. NET LOSS PER COMMON SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months ended March 31, 2013 and 2012 all stock options, warrants and convertible preferred stock was excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Three months ended March 31, 2013 (Shares)	Three months ended March 31, 2012 (Shares)

Options to purchase shares of common stock	1,135,404	518,445
Series A Convertible Preferred stock	341,607	341,607
Warrants	669,407	399,407

	2,146,418	1,259,459

16. RELATED PARTY TRANSACTIONS

The majority of the common shares in the Company are owned by Dr. Benjamin Warner, the Chief Executive Officer. As at March 31, 2013 and December 31, 2012, respectively, Dr. Benjamin Warner owned 74.1% of the issued and outstanding shares of common stock on an un-diluted basis.

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

Effective April 30, 2013, Dr. Benjamin Warner entered into an Exchange Agreement whereby 25,035 shares of Series A Preferred Stock and accrued and unpaid dividends up until April 30, 2013 of $15,300 were converted into 63,200 newly designated Series B Convertible Preferred Stock.

17. OPERATING LEASES

The Company extended its existing office lease effective November 1, 2010. The monthly rent amounts to $5,075 per month and the lease terminates in October 2013. Rental expense for the three months ended March 31, 2013 and 2012 was $15,226 and $18,966, respectively.

Future annual minimum payments required under operating lease obligations at March 31, 2013, are as follows:

Amount

2013	$35,527

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. LITIGATION

Suit against The Regents of the University of California, Los Alamos National Security, et al.

The Company filed suit against the Regents of the University of California (the “Regents”) and Los Alamos National Security LLC (“LANS”) in California Superior Court in San Francisco in December 2007. This suit alleges (i) breach of contract and (ii) fraud in connection with an exclusive Patent Licensing Agreement (the “Agreement”) originally entered into between the Company and the Regents in September 2005, and assigned to LANS in April 2006. The Company alleges the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement; and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them. The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  Caldera is seeking relief for compensatory damages potentially in excess of $600 million, as well as exemplary and punitive damages, interest, and costs. This suit was dismissed for reason of lack of subject matter jurisdiction by the California Superior Court in 2010.  On April 24, 2012, the trial Court’s dismissal for lack of subject matter jurisdiction was reversed in full by the California Court of Appeal. The defendants unsuccessfully attempted to appeal this decisions to the California Supreme Court and, subsequently, to the Supreme Court of the United States. On February 25, 2013, the Supreme Court denied defendants’ petition for certiorari and the matter was remitted to California Superior Court.  On March 22, 2013, The Regents and LANS moved to refile certain counterclaims against Caldera and Benjamin Warner that had been dismissed voluntarily without prejudice after the matter was dismissed for lack of subject matter jurisdiction in 2010.  Caldera has opposed this motion on multiple grounds.  Oral argument is set for May 8, 2013.  The Company believes these counterclaims to be wholly without merit, and intends to vigorously defend against them.  No assurance can be given as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these counterclaims it would have a material adverse effect on the pending litigation, the Company and its operations.

In October 2010, the Company filed suit against LANS and seven other co-defendants in the United States District Court For the Northern District of Illinois Eastern Division alleging the following: (i) breach of contract; (ii) fraud; (iii) intentional interference with contractual relations; and (iv) conspiracy and other related claims in connection with the September 2005 Agreement that was assigned to LANS in April 2006.  The Company alleges the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them.  The Company also alleges that LANS and other co-defendants improperly competed with the Company.  Caldera is seeking relief including compensatory damages in excess of $600 million, as well as exemplary and punitive damages, interest, and costs.  In January 2012, this case was ordered to be transferred to Federal Court in New Mexico.  In February 2012, the case was transferred to Federal Court in New Mexico.  On May 4, 2012 LANS filed counterclaims in New Mexico Federal Court against the Company and Dr. Warner making various claims of ownership to the Company’s existing intellectual property and seeking unspecified damages.  The Company believes these counterclaims to be wholly without merit, and intends to vigorously defend against them.  No assurance can be given as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these counterclaims it would have a material adverse effect on the pending litigation, the Company and its operations.  This matter is currently stayed.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. LITIGATION (continued)

Suit against The Regents of the University of California, Los Alamos National Security, et al. (continued)

In September 2011, the Company filed suit against the Regents and LANS in the Circuit Court of Cook County, Illinois.  LANS removed the case to United States District Court for the Northern District of Illinois Eastern Division, Case # 11-CV-07259.  The Company's complaint alleges the following: (i) breach of contract; (ii) breach of the implied covenant of good faith; (iii) fraud; and (iv) fraudulent inducement, in connection with the September 2005 Agreement with the Regents assigned to LANS in April 2006.  The Company alleges the defendants breached a License Agreement, and made false representations that were critical to the Company's decision to enter into the Agreement.  The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  Caldera is seeking relief for compensatory damages in excess of $600 million, as well as exemplary and punitive damage, interest, and costs.  In March 2012, the Company filed a motion to remand the case to the Circuit Court of Cook County, and on May 11, 2012 the case was remanded to the Circuit Court of Cook County.  The Company amended the complaint in October 2012 to include claims against UChicago Argonne and Liaohai Chen, a manager and scientist at Argonne, for intentional interference with contractual relations and related claims.  Caldera also added conspiracy claims against all defendants.  Argonne removed the case to United States District Court for the Northern District of Illinois Eastern Division on October 22, 2012.  Caldera moved to remand the action back to the Circuit Court of Cook County and on February 1, 2013, the matter was remanded.  On April 24, 2013, Caldera filed a Second Amended Complaint alleging essentially the same causes of action.  Per court order, the defendants must answer or otherwise respond by May 24, 2013.

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

In February 2013 a settlement agreement was made between the Company, Joel Bellows and Peter Baltrus, with respect to the October 2008 and December 2010 suits, which requires the exchange of 105,000 common shares for 105,000 shares of Series A Preferred Stock or Series B Preferred Stock and a cash payment of $240,000 over a three-year period.  An accrual of $257,972 has been recorded to deal with this matter as of December 31, 2012.  On April 30, 2013, the October 2008 and The December 2010 suits were dismissed, with prejudice.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19. SUBSEQUENT EVENTS

Bridge Notes Payable
Subsequent to March 31, 2013, on April 19, 2013, the Company raised an additional $50,000 in Bridge Note funding (the “Notes”) The Notes are issued as part of a unit that includes warrants to purchase 600 shares of the Company’s common stock for each $1,000 of Bridge Note principal, at an exercise price of $3.00 per share. The Notes bear interest at 10% per annum compounded and payable quarterly at the company’s option, until the maturity date which is defined as the earliest of December 31, 2013, or the closing of any subsequent financing transactions, or an event of default as defined in the agreement. The Bridge note agreement also provides for a default interest rate of 15% per annum should any amounts due to the note holders be in default, in terms of the agreement. See note 8 above for further Bridge note terms.

On April 19, 2013, $375,000 of the $500,000 bridge notes outstanding converted their notes into 150,000 Series B Preferred units, at $2.50 per unit. Each unit consists of a Series B Stock and a warrant to purchase a share of common stock at $2.50 per share. The remaining Bridge notes of $125,000 including any interest thereon may be repaid out of the proceeds raised on the sale of the Series B Convertible units, see below.

Series A 8% Convertible, Redeemable Preferred Stock
In terms of a private placement memorandum date April 4, 2013, the Series A Stockholders were offered newly designated Series B convertible, preferred stock at an issue price of $2.50 per share in exchange for their initial investment in Series A Stock and any accrued and unpaid dividends thereon up until April 30, 2013. This offer was open until April 29, 2013 and holders of 332,835 shares of the Series A Stock entered into Exchange Agreements opting to convert their Series A Stock and unpaid dividends thereon as of April 30, 2013, totaling $203,150, into Series B Convertible Preferred Stock resulting in the issue of 840,120 shares of Series B Convertible Preferred Stock.

Series B Preferred units
Subsequent to March 31, 2013 and in terms of a private placement memorandum dated April 4, 2013, between 500,000 and 2,000,000 units of series B convertible preferred stock (“Series B Stock”) and common stock purchase warrants were offered to qualified investors at a price of $2.50 per unit. Through May 3, 2013, 1,104,000 units were issued to investors realizing net proceeds of $2,477,850 to fund future operations.

The following is a summary of material provisions of the Series B Stock as set forth in the Certificate of Designations.

Dividends
Series B Stock accrue dividends at the rate per annum equal to (i) 8% of the sum of (x)the Stated Value and (y) the amount of accrued and unpaid dividends payable, out of funds legally available for payment, on January 31st of each year, if paid in cash, or (ii) 10% of the sum of (x) the Stated Value and (y) the amount of accrued and unpaid dividends payable, out of funds legally available for payment, on January 31st of each year, if paid in shares of Common Stock, based upon a price of $2.50 per share of Common Stock. The Company shall have the option, to pay any such dividends in cash or shares of Common Stock. Such dividends shall be in preference and priority to any payment of any dividend on Common Stock, or any other class of preferred stock. Dividends are cumulative.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19. SUBSEQUENT EVENTS (continued)

Series B Preferred units (continued)

Conversion
Subject to adjustment as more fully described herein, each Series B Stock is currently convertible at the option of the holder into one share of Common Stock. Each Series B Stock (together with any accrued but unpaid dividends thereon) is convertible into shares of Common Stock at the option of the holder at any time at a conversion price per share equal to the sum of the Stated Value and any accrued but unpaid dividends thereon through the date of notice of conversion divided by the Conversion Price, subject to adjustment as described below. The initial Conversion Price shall be equal to the Stated Value. If the Company merges or sells its assets, holders of Series B Stock will be entitled to receive on conversion the securities or property (including cash) of the successor corporation that they would have received as a result of that merger or sale if they had converted immediately beforehand. At any time after the Common Stock is listed on a national securities exchange as defined in the Securities Exchange Act of 1934, the Company may cause the conversion of the Series B Stock, plus accrued but unpaid dividends into shares of Common Stock, each Series B Stock convertible into such number of shares of Common Stock as shall equal the sum of the Stated Value plus any accrued but unpaid dividends through the date of conversion divided by the lower of the then conversion price and the market price of the Company’s Common Stock. Market Price is defined as the average of the reported closing sales price of the Common Stock for each of the five trading days for which a closing sales price is reported immediately preceding the day prior to the conversion.

Liquidation
In the event of a liquidation, dissolution or winding up of the Company and other Liquidation Events as defined in the Certificate of Designations, holders of Series B Stock are entitled to receive from proceeds remaining after distribution to the Company’s creditors and prior to the distribution holders of Common Stock or any other class of preferred stock the (x) Stated Value (as adjusted for any stock splits, stock dividends, reorganizations, recapitalizations and the like) held by such holder and (y) all accrued but unpaid dividends on such shares.

Anti-Dilution
If the Company issues Common Stock or securities convertible, exercisable or exchangeable into Common Stock for a purchase price of less than $2.50 per share then the holders of the Series B Stock will be entitled to a weighted-average” adjustment in the number of common shares that their Series B Stock can be converted into; provided, however, that there will be no adjustment to the number of shares of Common Stock that the Series B Stock can be converted into for (i) issuance or sale of Common Stock or options or other awards under the Corporation’s equity incentive plans or programs not to exceed 2,000,000 shares of Common Stock; (ii) issuance or sale of preferred stock or Common Stock issuable upon conversion, exchange or exercise of the Series A Stock or Series B Stock, the Bridge Notes, the Warrants issued in connection with the exchange of the Bridge Notes, the Warrants issued in connection with the issuance of the Series B Stock to the holders thereof, any Warrants issued to the Placement Agent or its designees in connection with the issuance of the Series B Stock or as an advisory fee or any other convertible securities or warrants outstanding on the date hereof; (iii) issuance of equity securities or rights to purchase equity securities issued in connection with commercial property or lease transactions that are approved by the Board of Directors; (iv) issuance of equity securities or rights to purchase equity securities issued for consideration other than cash pursuant to a merger, consolidation, acquisition or similar business combination approved by the Board of Directors; (v) issuance of securities to an entity as a component of any business relationship with such entity primarily for the purpose of (A) joint venture, technology or licensing development activities; (B) distribution, supply or manufacture of the Company’s products or services; or (C) any other arrangements involving corporate partners primarily for purposes other than raising capital, the terms of which business relationship with such entity are approved by the Board of Directors; and (vi) issuance of stock pursuant to a stock dividend or stock split.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19. SUBSEQUENT EVENTS (continued)

Series B Preferred units (continued)

Voting
Except as otherwise required by law and except as set forth below, holders of Series B Stock will, on an as-converted basis, vote together with the Common Stock as a single class. Each holder of Series B Stock is entitled to cast the number of votes equal to two times the number of shares of Common Stock into which such shares of Series B Stock could be converted at the record date for determining stockholders entitled to vote at the meeting. The approval by holders of a majority of the Series B Stock, voting separately as a class, will be required for the creation of any class or series of preferred stock ranking senior to or pari passu with the Series B Stock as to payments of dividends or upon the liquidation of the Company.

Financials
As soon as practicable after the filing of the Company’s Quarterly Report on Form 10-Q and its Annual Report on Form 10-K, the Holders of the Series B Stock shall be entitled to receive, upon request, a consolidated balance sheet of the Company, if any, as of the end of such fiscal year or quarter, and consolidated statements of operations and consolidated statements of cash flows and stockholders’ equity of the Company, if any, for such year or quarter, prepared in accordance with generally accepted accounting principles and setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail.

Other than disclosed above, the Company has evaluated subsequent events through the date the financial statements were issued, and has concluded that no such events or transactions took place that would require disclosure herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

Recent Developments

On April 23, 2013, May 3, 2013 and May 10, 2013, we sold an aggregate of 470,000, 594,000 and 40,000 units, respectively at a per unit price of $2.50, each unit consisting of one share of Series B Preferred Stock (the “Series B Shares”) and a seven year warrant to acquire one share of the Company’s common stock, par value, $0.001 per share (“Common Stock”) at an exercise price of $2.50 per share, for aggregate cash proceeds of $2,760,000 pursuant to separate purchase agreements entered into with each investor.  The Company intends to use the net proceeds of the above-described offering (the “Offering”) for working capital and general corporate purposes, including without limitation, to repay certain bridge loans and retention of new officers. The sale was part of a private placement offering in which the Company offered for sale on a “best efforts–all or none” basis up to 550,000 units (gross proceeds of $1,375,000, including the principal amount of bridge notes exchanged for Units, and on a “best efforts” basis the remaining 1,450,000 units for a maximum of 2,000,000 units (gross proceeds of  $5,000,000).   The Offering has been extended until June 30, 2013.

The Company retained Taglich Brothers, Inc. as the exclusive Placement Agent for the Offering. In connection therewith, the Company agreed to pay the Placement Agent a 9% commission from the gross proceeds of the Offering, to date this commission totaled $282,150, and reimbursed approximately $35,000 in respect of out of pocket expenses, FINRA filing fees and related legal fees incurred by the Placement Agent in connection with the Offering. The Placement Agent will also receive warrants to purchase an aggregate of 125,400 shares of Common Stock, to date, representing 10% of the shares of Common Stock into which the Series B Preferred Shares issued in connection with the Offering are convertible (the “Placement Agent Warrants”), exercisable at $2.75 per share of Common Stock for a period of seven years. The Placement Agent Warrants contain cashless exercise provisions and customary anti-dilution protection and registration rights. The Placement Agent will also be entitled to receive cash compensation and warrants upon the sale of additional units in the private placement. In addition, as an advisory fee, the Placement Agent will receive warrants to purchase 160,000 shares of Common Stock at an exercise price of $2.75 and warrants to purchase 40,000 shares of Common Stock at an exercise price of $.01. For a period of one year, the Placement Agent has the right to appoint two members of the Board of Directors of the Company, who initially shall be Michael Taglich and Vincent Palmieri. The board member appointments will not be effective until after the filing by the Company of a Schedule 14-F Information Statement and the passing of the ten (10) day waiting period in connection with such filing.

Each holder of Series A Preferred Stock has also been offered the opportunity to exchange all of such holder’s shares of Series A Preferred Stock and any accrued but unpaid dividends up to and including April 30, 2013, for a number of Series B Shares, determined by dividing the amount of such holder’s initial investment in the securities of the Company plus any accrued and unpaid dividends outstanding as at April 30, 2013, by $2.50 per share. As of April 29, 2013, holders of 332,835 shares of Series A Preferred Stock, including accrued and unpaid dividends thereon, exchanged such shares for 840,120 Series B Shares,

On December 18, 2012 and during March and April 2013 we received $500,000 in gross proceeds from the issuance of six convertible bridge notes in the aggregate principal amount of $500,000, of which notes in the aggregate principal amount of $375,000 were converted into 150,000 units and notes in the aggregate principal amount of $125,000 remain outstanding. The notes were issued as part of a unit that included warrants to purchase 600 shares of our common stock for each $1,000 of note principal at an exercise price of $3.00. The notes bear interest at 10% per annum compounded and payable quarterly at our option, until the maturity date which is defined as the earliest of December 31, 2013, or the closing of a subsequent financing transaction, or an event of default as defined in the notes. The notes also provides for a default interest rate of 15% per annum should any amounts due to the note holders in terms of this agreement, be in default. If we receive net proceeds of at least $3,000,000 from various litigation proceedings, the note holders receive a premium equal to thirty percent (30%) of the principal amount. The notes convert, at the option of the note holder, into securities of a subsequent financing at a conversion price equal to the purchase price of the securities in the subsequent financing. The note holders also have the option to convert some or all of the principal and interest due on the notes into shares of our common stock at a conversion price of $2.50 per share, unless a default has occurred and is continuing, at which instance the conversion price during the default period shall be $1.50 per share. On April 19, 2013, note holders converted Bridge notes with an aggregate principal amount of $375,000 into 150,000 units.  The notes contain certain dilutive protective provisions.

Results of Operations for the three months ended March 31, 2013 and the three months ended March 31, 2012.

Revenues

We had revenues totaling $237,414 and $377,737 for the three months ended March 31, 2013 and 2012, respectively, a decrease of 37.1%. Substantially all of our revenues have been derived from federal government contracts. Our revenue is dependent on the number of contracts we have in operation and the progress we have made on these contracts to date. We have an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, expiring on July 31, 2013 with a further $1,000,000 potentially available under the project expiring on July 31, 2014, depending on availability of government funding and satisfactory progress made on the project. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the project to date. However, we do not know how or if the federal government’s recent spending cuts, known as sequestration, will affect our current contracts or our ability to obtain future contracts.  The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

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

Cost of goods sold

Cost of goods sold totaled $172,099 and $177,636 for the three months ended March 31, 2013 and 2012, respectively, a decrease of 3.1%. Our cost of goods sold is dependent on the progress made on each project to date. Cost of goods sold for the three months ended March 31, 2013 includes $56,250 paid to third parties to fund animal trials on the NIH contract mentioned above. Cost of sales is primarily comprised of direct expenses related to providing our services under our contracts.  These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the three months ended March 31, 2013 and 2012 respectively was $80,940 and $141,222, a decrease of $60,282 or 42.7% due to lower activity on Government contracts. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below

Gross profit

Gross profit was $65,315 and $200,101 for the three months ended March 31, 2013 and 2012, respectively. The gross margin percentages were 27.5% and 53.0%, respectively and relate primarily to our Federal government contracts and may not be indicative of anticipated future results due to the Company’s plan to diversify its source of revenues into the provision of services and equipment sales or usage arrangements.   The decrease in our gross profit is primarily due to the cost of third parties used to conduct animal trials on our NIH contract, as discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $563,046 and $478,491 for the three months ended March 31, 2013 and 2012, respectively, an increase of $84,555 or 17.7%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended March 31,		Increase/	Percentage
	2013	2012	(decrease)	change

Marketing and selling expenses	$7,861	$52,228	$(44,367)	(84.9)%

Salary expenses	122,800	72,806	49,994	68.7%

Research and development salaries	35,431	17,865	17,566	98.3%

Stock option compensation charge	43,933	20,294	23,639	116.5

Legal fees	193,982	182,881	11,101	6.1%

Consulting fees	59,000	42,506	16,494	38.8%

Audit fees	29,200	17,500	$11,7,00	66.9%
	$492,207	$406,080

Marketing and selling expenses, in the prior period, included professional promotional activities to promote our XRpro equipment. This expense was a once-off expense that was incurred in the prior year.

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

Total salary expenditure for the three months ended March 31, 2013 and 2012, respectively is included in the following expense categories:

	Three months ended March 31,		Increase/	Percentage
	2013	2012	(decrease)	change
Cost of sales	$80,940	$141,222	$(60,282)	(42.7)%

Selling, general and administrative expenses	122,800	72,806	49,994	68.7%

Research and development salaries	35,431	17,865	17,566	98.3%

	$239,171	$231,893	$7,278	3.1%

The increase in total salary expenditure for the three months ended March 31, 2013 of $7,278 is due to an increase in vacation and sick pay accruals and the employment of an additional scientist who has subsequently resigned, offset by the termination of our in-house legal counsel in the prior year.

The salary expense included in cost of sales for the three months ended March 31, 2013 decreased by $60,282 or 42.7% The lower salary expense in the current year was due to a lower level of activity on Government contracts. The decrease of salary expense charged to cost of sales for the three months ended March 31, 2013 resulted in a corresponding increase in salary expense charged to Selling, general and administrative expenses and research and development salaries for the three months ended March 31, 2013.

The salary expense charged to Selling, general and administrative expenses for the three months ended March 31, 2013 increased by $49,994 or 68.7% due to the decrease in salary expense charged to cost of sales and the increase in total salary expense as discussed above.

Research and development salaries for the three months ended March 31, 2013 increased due to scientific employees having time available to conduct research experiments and to develop consumables for the XRpro® equipment.

The stock option compensation charge increased over the prior year due to 625,000 options issued to certain members of management and consultants to the Company in connection with a fund raising exercise that was completed subsequent to March 31, 2013.

Legal fees increased by $11,101 over the prior period due to increased activity on the Bellows settlement discussions. For additional information on our legal matters, see Item 3- Legal Proceedings.  The legal expenses incurred on the LANS and Bellows matters are not connected with our regular business activities and while still ongoing should be viewed as non-operating expenses.

The increase in consulting fees over the prior period is primarily due to an increase in financial support provided to us to meet the ongoing public reporting requirements and for capital raising expertise.

The increase in audit fees is due to the completion of the 2012 year-end audit during the current period.

Depreciation and Amortization

We recognized depreciation expenses of $27,606 and $19,092 for the three months ended March 31, 2013 and 2012, respectively, the increase in the depreciation charge is primarily due to the addition of an XRpro® instrument in the third quarter of the prior year. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expenses were $12,921 for each of the three months ended March 31, 2013 and 2012.  Amortization expenses relates to the amortization of license fees paid to Los Alamos National Laboratories for the use of certain patents.

Interest  expense

Interest expense totaled $19,907 and $3,446 for the three months ended March 31, 2013 and 2012, respectively. The increase in interest expense is primarily due to the following; i) interest incurred and the amortization of discount on the Bridge notes issued to investors during the last quarter of the prior and the first quarter of the current year amounting to $12,159, ii) interest incurred on the commercial loan entered into in July 2012 of $2,030 and, iii) interest incurred on the LANB line of credit increased by $1,848 over the prior period due to the increase in the balance outstanding from $50,000 to $168,000.

Change in derivative liabilities

The fair value of derivative liabilities was re-assessed at March 31, 2013 using a Black Scholes valuation model resulting in an additional liability of $208,299 due to a change in the underlying valuation assumptions.

Net loss

Net loss totaled ($766,343) and ($313,494) for the three months ended March 31, 2013 and 2012, respectively. The increased loss is primarily due to the lower revenues and lower margins earned, increased expenditure and the change in the fair value of derivative liabilities as discussed above.

Liquidity and Capital Resources

We have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants. As of March 31, 2013 our Company had cash totaling $353,618, other current assets totaling $135,566, and total assets of $1,436,763. We had total current liabilities of $2,047,118, and a net working capital deficit of $1,557,934. Total liabilities were $2,446,370 and the Series A convertible redeemable preferred stock totaled $2,065,392 resulting in a stockholders’ deficit of ($3,074,999).

During March 2013, we received $100,000 in gross proceeds from notes to provide temporary funding to the business. In addition to this we also received $200,000 in gross proceeds from the issuance of six convertible bridge notes in the aggregate principal amount of $200,000, of which $100,000 of these proceeds were used to repay the $100,000 notes on April 4, 2013. The Bridge notes were issued as part of a unit that included warrants to purchase 600 shares of our common stock for each $1,000 of note principal. Subsequent to March 31, 2013, we issued an additional $50,000 of convertible bridge notes.

Subsequent to the three months ended March 31, 2013, we issued 1,104,000 Series B Preferred units to investors for gross proceeds of $2,760,000 at $2.50 per unit, to fund future operations. In addition to this, $375,000 of the $500,000 bridge notes outstanding, converted their notes into 150,000 Series B Preferred units, at $2.50 per unit. Each unit consists of a Series B Stock and a warrant to purchase a share of common stock at $2.50 per share. The remaining Bridge notes of $125,000 including any interest thereon may be repaid out of these proceeds.  In addition to this, we paid the placement agents, Taglich Brothers, a fee of $282,150 out of the gross proceeds realized, representing 9% of the gross proceeds raised, including the proceeds of any Bridge notes which converted into Series B Preferred units.

Should we not achieve our forecasted operating results or should strategic opportunities present themselves such that additional financial resources would present attractive investing opportunities for our Company, we may decide in the future to issue debt or sell our Company’s equity securities in order to raise additional cash. We cannot provide any assurances as to whether we will be able to secure any additional financing, or the terms of any such financing transaction if one were to occur.

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

As of March 31, 2013, we owed $233,522 in accordance with the terms of a Project Participation Agreement with the Incorporated County of Los Alamos that we entered into in September 2006. The loan bears interest at a rate of 5% per annum, is for a thirteen year term, with monthly repayments of $3,547 that commenced on September 21, 2009.

As of March 31, 2013, we owed $135,881 in accordance with the commercial loan agreement with Los Alamos National Bank entered into on June 8, 2012 to purchase an XRpro instrument to be used for demonstration and the provision of services to our potential customers. This loan is for a period of 7 years, bears interest at the rate of the Wall Street Journal prime interest rate plus 1.5% with a floor of 6% per annum and is repayable in equal monthly installments of $2,169. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. The loan is personally guaranteed by Dr. Benjamin Warner, our Chief Executive Officer.    The loan agreement provides that we cannot incur, permit or assume (i) any debt, except: existing debt as of the date the loan agreements were executed, debts subordinate to the loan or accounts payable incurred in the ordinary course of business or (ii) any liens other than inconsequential liens incurred in the ordinary course of business. The lender can demand payment in full upon an event of default which includes an insolvency or bankruptcy, business termination through merger dissolution or reorganization, a default under any of the loan documents with the bank or any other agreement with the bank.

An analysis of our cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and 2012 is provided below:

	Three months ended March 31, 2013	Three months ended March 31, 2012

Net cash used by operating activities	$(309,817)	$(560,821)

Net cash used in investing activities	(3,084)	(14,280)

Net cash provided by financing activities	287,876	76,996

Net decrease in cash and cash equivalents	$(25,025)	$(498,105)

Net cash used in operating activities was ($309,817) and ($560,821) for the three months ended March 31, 2013 and 2012, respectively. The decrease in cash used in operating activities was primarily due to the following:

	Three months ended March 31,		Increase/	Percentage
	2013	2012	(decrease)	change

Net loss	$(766,343)	$(313,494)	$(452,849)	(144.5)%

Adjustments for non-cash items	299,510	52,307	247,203	472.6%

Changes in operating assets and liabilities	157,016	(299,634)	456,650	152.4%

	$(309,817)	$(560,821)	$251,004	44.8%

The increase in the net loss is discussed under net loss in the results of operations for the three months ended March 2013 and 2012, respectively.

The change in adjustments for non-cash items is primarily due to the non cash change in the derivative liability of $208,299, discussed above and the increase in stock option compensation charge of $23,639 due to the issue of 625,000 options to management and certain consultants, as discussed above.

The changes in operating assets and liabilities included: (i) an increase in accounts receivable of $(27,027) which is primarily due to the timing of receipts before or after month end from our primarily government customers; (ii) an increase in our accounts payable balances of $206,501, including license fees due to Los Alamos National Security of $50,000, legal fees associated with our recently concluded private placement memorandum of $47,569, legal expenses related to the Bellows matter of $41,165, and expenditure of $56,250 incurred on animal trails conducted by third parties on our NIH contract; and (iii) an increase in prepaid expenses of $31,635 primarily due to the licenses fees, which are amortized over a twelve month period.

Net cash used in investing activities was $3,084 for the three months ended March 31, 2013. This represented computer equipment purchased.

Net cash provided by financing activities was $287,876 and $76,996 for the three months ended March 31, 2013 and 2012, respectively and is made up as follows:

	Three months ended March 31,		Increase/	Percentage
	2013	2012	(decrease)	change

Movement in borrowings from banks and third parties	$287,876	$46,248	$241,628	522.5%

Net proceeds from stock issues	-	57,500	(57,500)	(100.0)%

Dividends paid	-	(26,752)	26,752	100.0%

	$287,876	$76,996	$210,880	273.9%

The movement in borrowings from banks and third parties in the current period included an additional $200,000 of convertible Bridge note funding and $100,000 of temporary note funding, refer to Liquidity and Capital resources discussed above. The remaining repayment of $12,124 relates to the repayment of the Los Alamos county loan and the repayment of the LANB commercial loan. The movement in the prior year represented a cash advance on the LANB letter of credit and repayments of the Los Alamos county loan.

The proceeds from stock issued is the prior year represented the issuance of 10,088 Series A Preferred units at an issue price of $5.70 per unit.

The dividend paid in the prior year represents the payment of dividends due to Series A Stockholders who elected to receive cash dividends at $0.46 per share instead of shares of common stock at $5.70 per share.

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

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer who is also its Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO who is also its CFO concluded that due to a lack of segregation of duties the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO who is also its CFO, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

Suit against The Regents of the University of California, Los Alamos National Security, et al.

The Company filed suit against the Regents of the University of California (the “Regents”) and Los Alamos National Security LLC (“LANS”) in California Superior Court in San Francisco in December 2007. This suit alleges (i) breach of contract and (ii) fraud in connection with an exclusive Patent Licensing Agreement (the “Agreement”) originally entered into between the Company and the Regents in September 2005, and assigned to LANS in April 2006. The Company alleges the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement; and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them. The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  Caldera is seeking relief for compensatory damages potentially in excess of $600 million, as well as exemplary and punitive damages, interest, and costs. This suit was dismissed for reason of lack of subject matter jurisdiction by the California Superior Court in 2010.  On April 24, 2012, the trial Court’s dismissal for lack of subject matter jurisdiction was reversed in full by the California Court of Appeal. The defendants unsuccessfully attempted to appeal this decisions to the California Supreme Court and, subsequently, to the Supreme Court of the United States. On February 25, 2013, the Supreme Court denied defendants’ petition for certiorari and the matter was remitted to California Superior Court.  On March 22, 2013, The Regents and LANS moved to refile certain counterclaims against Caldera and Benjamin Warner that had been dismissed voluntarily without prejudice after the matter was dismissed for lack of subject matter jurisdiction in 2010.  Caldera has opposed this motion on multiple grounds.  Oral argument is set for May 8, 2013.  The Company believes these counterclaims to be wholly without merit, and intends to vigorously defend against them.  No assurance can be given as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these counterclaims it would have a material adverse effect on the pending litigation, the Company and its operations.

In October 2010, the Company filed suit against LANS and seven other co-defendants in the United States District Court For the Northern District of Illinois Eastern Division alleging the following: (i) breach of contract; (ii) fraud; (iii) intentional interference with contractual relations; and (iv) conspiracy and other related claims in connection with the September 2005 Agreement that was assigned to LANS in April 2006.  The Company alleges the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them.  The Company also alleges that LANS and other co-defendants improperly competed with the Company.  Caldera is seeking relief including compensatory damages in excess of $600 million, as well as exemplary and punitive damages, interest, and costs.  In January 2012, this case was ordered to be transferred to Federal Court in New Mexico.  In February 2012, the case was transferred to Federal Court in New Mexico.  On May 4, 2012 LANS filed counterclaims in New Mexico Federal Court against the Company and Dr. Warner making various claims of ownership to the Company’s existing intellectual property and seeking unspecified damages.  The Company believes these counterclaims to be wholly without merit, and intends to vigorously defend against them.  No assurance can be given as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these counterclaims it would have a material adverse effect on the pending litigation, the Company and its operations.  This matter is currently stayed.

In September 2011, the Company filed suit against the Regents and LANS in the Circuit Court of Cook County, Illinois.  LANS removed the case to United States District Court for the Northern District of Illinois Eastern Division, Case # 11-CV-07259.  The Company's complaint alleges the following: (i) breach of contract; (ii) breach of the implied covenant of good faith; (iii) fraud; and (iv) fraudulent inducement, in connection with the September 2005 Agreement with the Regents assigned to LANS in April 2006.  The Company alleges the defendants breached a License Agreement, and made false representations that were critical to the Company's decision to enter into the Agreement.  The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  Caldera is seeking relief for compensatory damages in excess of $600 million, as well as exemplary and punitive damage, interest, and costs.  In March 2012, the Company filed a motion to remand the case to the Circuit Court of Cook County, and on May 11, 2012 the case was remanded to the Circuit Court of Cook County.  The Company amended the complaint in October 2012 to include claims against UChicago Argonne and Liaohai Chen, a manager and scientist at Argonne, for intentional interference with contractual relations and related claims.  Caldera also added conspiracy claims against all defendants.  Argonne removed the case to United States District Court for the Northern District of Illinois Eastern Division on October 22, 2012.  Caldera moved to remand the action back to the Circuit Court of Cook County and on February 1, 2013, the matter was remanded.  On April 24, 2013, Caldera filed a Second Amended Complaint alleging essentially the same causes of action.  Per court order, the defendants must answer or otherwise respond by May 24, 2013.

As of March 31, 2013, we have spent a total of $1,341,176 with respect to these cases, of which $75,604 was spent during the three months ended March 31, 2013.

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

In February 2013 a settlement agreement was made between the Company, Joel Bellows and Peter Baltrus, with respect to the October 2008 and December 2010 suits, which requires the exchange of 105,000 common shares for 105,000 shares of Series A Preferred Stock or Series B Preferred Stock and a cash payment of $240,000 over a three-year period. On April 30, 2013, the October 2008 and The December 2010 suits were dismissed, with prejudice.

As of March 31, 2013 we have spent a total of $817,330 with respect to these cases, of which $70,808 was spent during the three months ended March 31, 2013.

Item 1A. Risk Factors.

Risks Related to the Company

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the quarter ended March 31, 2013 we had a net loss of ($766,343). For the year ended December 31, 2012 and December 31, 2011, we had a net loss of ($792,061) and ($2,152,923), respectively.  We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans for the sale of our instruments and services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

Substantially all of our net revenue has been generated from services provided to governmental agencies.  If such agencies were to terminate their existing agreement with us or no longer continue to use our services, our net revenue and results of operations would be adversely affected.

To date we have derived substantially all of our revenue from services we performed for two governmental agencies. For the quarter ended March 31, 2013 substantially all of our revenue was derived from two different research projects for the same two governmental agencies. For the year ended December 31, 2012 substantially all of our revenue was derived from three different research projects for the same two governmental agencies As of the date hereof we have one existing contract with the National Institutes of Health (“NIH”) and one contract with the Department of Defense pursuant to which we are still performing services.  We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, expiring on July 31, 2013 with a further $1,000,000 potentially available under the project expiring on July 31, 2014, depending on availability of government funding and satisfactory progress made on the project.  However, under NIH policies the contracts can be terminated in whole or in part by the government for convenience at any time and in such case we would be entitled to payment of our costs incurred in the performance of the work terminated. If there were to be a decline in the demand for our services from governmental agencies, or the two governmental agencies from which we have received funding were required to reduce spending, our net revenue would be significantly impacted, which would negatively affect our business, financial condition and results of operations and may affect our ability to continue operations.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss for the quarter ended March 31, 2013 of ($766,343), for the year ended December 31, 2012 of ($792,061) and for the year ended December 31, 2011 of ($2,152,923). Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our marketing plan. Other than our $750,000 funding facility from Los Alamos National Bank, which has certain restrictions on future incurrence of debt that may limit our ability to raise additional money through the issuance of debt, we do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services provided will provide us with enough funds to continue our operations at our current level for an additional two years.. Unless we raise additional funds or increase revenues we will be forced to curtail our operations, limit our marketing expenditures and concentrate solely on our government contracting services. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

Our financial statements had been prepared assuming that the Company will continue as a going concern.

We have generated losses to date and have limited working capital. We incurred a net loss of for the quarter ended March 31, 2013 of ($766,343). At March 31, 2013 we had an accumulated deficit of ($7,772,525) and a working capital deficiency of ($1,557,934). We have generated losses to date and have limited working capital.  At December 31, 2012 we had an accumulated deficit of ($6,967,435) and a working capital deficiency of ($742,499). We incurred a net loss of for the year ended December 31, 2012 of ($792,061) and for the year ended December 31, 2011 of ($2,152,923). These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm for the years ended December 31, 2012 and 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report included herein. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our company. The going concern opinion may affect our ability to obtain financing because investors may be hesitant to invest in a company if its auditors make such a disclosure.

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

We expect to spend a significant amount of time and resources to develop new products and refine existing products, and have spent significant time and money developing our XRpro® instruments. We commenced development of our XRpro® instruments in the year 2000 and since then have developed four enhanced versions of our original instrument; each enhancement was developed over an approximate two year period of time. Although we do not intend to enhance our XRpro® instruments in the near future, we may be forced to do so if customers request any modifications or enhancements. Our research and development expense for the three months ended March 31, 2013 was approximately $35,431, most of which was used to develop our XRpro® instruments and product line. In light of the long product development cycles inherent in our industry, any developmental expenditure will be made well in advance of the prospect of deriving revenues from the sale of new products. Our ability to commercially introduce and successfully market new products will be subject to a wide variety of challenges during this development cycle that could delay introduction of these products. In addition, since our potential customers are not expected to be obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, our operating results will suffer. Our products may also be priced higher than competitive products, which may impair commercial acceptance. We cannot predict whether new products that we expect to introduce will achieve commercial acceptance.

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

The concentration of ownership of our stock could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. Our Chief Executive Officer beneficially owns 3,268,848 shares of our common stock as of March 31, 2013, representing 74.6% of our outstanding shares of common stock on a fully diluted basis. Accordingly, our Chief Executive Officer would have significant influence over the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our securities, you may have no effective voice in the management of our Company. Such significant influence over control of our Company may adversely affect the price of our common stock. Our principal stockholder may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, as well as mergers or other business combinations which require the vote of a majority of our outstanding shares. Such significant influence may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

As of March 31, 2013, we had spent $1,341,176 with respect to certain litigation with LANS in order to attempt to recover damages for lost opportunities. We believe the managers of LANS have not fully complied with their responsibilities under the Agreement. However there can be no assurance of success in this effort. In addition, there can be no assurance that the managers of LANL will further comply with their responsibilities under the Patent License Agreement.

The Company filed suit against the Regents of the University of California (the “Regents”) and Los Alamos National Security LLC (“LANS”) in California Superior Court in San Francisco in December 2007. This suit alleges (i) breach of contract and (ii) fraud in connection with an exclusive Patent Licensing Agreement (the “Agreement”) originally entered into between the Company and the Regents in September 2005, and assigned to LANS in April 2006. The Company alleges the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement; and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them. The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  Caldera is seeking relief for compensatory damages potentially in excess of $600 million, as well as exemplary and punitive damages, interest, and costs. This suit was dismissed for reason of lack of subject matter jurisdiction by the California Superior Court in 2010.  On April 24, 2012, the trial Court’s dismissal for lack of subject matter jurisdiction was reversed in full by the California Court of Appeal. The defendants unsuccessfully attempted to appeal this decisions to the California Supreme Court and, subsequently, to the Supreme Court of the United States. On February 25, 2013, the Supreme Court denied defendants’ petition for certiorari and the matter was remitted to California Superior Court.  On March 22, 2013, The Regents and LANS moved to refile certain counterclaims against Caldera and Benjamin Warner that had been dismissed voluntarily without prejudice after the matter was dismissed for lack of subject matter jurisdiction in 2010.  Caldera has opposed this motion on multiple grounds.  Oral argument is set for May 8, 2013.  The Company believes these counterclaims to be wholly without merit, and intends to vigorously defend against them.  No assurance can be given as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these counterclaims it would have a material adverse effect on the pending litigation, the Company and its operations.

In October 2010, the Company filed suit against LANS and seven other co-defendants in the United States District Court For the Northern District of Illinois Eastern Division alleging the following: (i) breach of contract; (ii) fraud; (iii) intentional interference with contractual relations; and (iv) conspiracy and other related claims in connection with the September 2005 Agreement that was assigned to LANS in April 2006.  The Company alleges the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them.  The Company also alleges that LANS and other co-defendants improperly competed with the Company.  Caldera is seeking relief including compensatory damages in excess of $600 million, as well as exemplary and punitive damages, interest, and costs.  In January 2012, this case was ordered to be transferred to Federal Court in New Mexico.  In February 2012, the case was transferred to Federal Court in New Mexico.  On May 4, 2012 LANS filed counterclaims in New Mexico Federal Court against the Company and Dr. Warner making various claims of ownership to the Company’s existing intellectual property and seeking unspecified damages.  The Company believes these counterclaims to be wholly without merit, and intends to vigorously defend against them.  No assurance can be given as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these counterclaims it would have a material adverse effect on the pending litigation, the Company and its operations.  This matter is currently stayed.

In September 2011, the Company filed suit against the Regents and LANS in the Circuit Court of Cook County, Illinois.  LANS removed the case to United States District Court for the Northern District of Illinois Eastern Division, Case # 11-CV-07259.  The Company's complaint alleges the following: (i) breach of contract; (ii) breach of the implied covenant of good faith; (iii) fraud; and (iv) fraudulent inducement, in connection with the September 2005 Agreement with the Regents assigned to LANS in April 2006.  The Company alleges the defendants breached a License Agreement, and made false representations that were critical to the Company's decision to enter into the Agreement.  The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  Caldera is seeking relief for compensatory damages in excess of $600 million, as well as exemplary and punitive damage, interest, and costs.  In March 2012, the Company filed a motion to remand the case to the Circuit Court of Cook County, and on May 11, 2012 the case was remanded to the Circuit Court of Cook County.  The Company amended the complaint in October 2012 to include claims against UChicago Argonne and Liaohai Chen, a manager and scientist at Argonne, for intentional interference with contractual relations and related claims.  Caldera also added conspiracy claims against all defendants.  Argonne removed the case to United States District Court for the Northern District of Illinois Eastern Division on October 22, 2012.  Caldera moved to remand the action back to the Circuit Court of Cook County and on February 1, 2013, the matter was remanded.  On April 24, 2013, Caldera filed a Second Amended Complaint alleging essentially the same causes of action.  Per court order, the defendants must answer or otherwise respond by May 24, 2013.

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

We do not expect to pay dividends on its common stock for the foreseeable future, and it may never pay dividends.  Consequently, the only opportunity for investors to achieve a return on their investment may be if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit. Our holders of Series A Preferred Stock are entitled to an annual dividend of $0.46 for each share of Series A Preferred Stock on January 1 of each year. Our holders of Series B Shares are entitled to a dividend at the rate per annum equal to (i) 8% of the sum of (x)the stated value (which initially is $2.50) and (y) the amount of accrued and unpaid dividends payable, out of funds legally available for payment, on January 31st of each year, if paid in cash, or (ii) 10% of the sum of (x) the stated value and (y) the amount of accrued and unpaid dividends payable, out of funds legally available for payment, on January 31st of each year, if paid in shares of Common Stock , based upon a price of $2.50 per share of Common Stock. We currently intend to retain any future earnings other than those paid as dividends to the Series A Preferred Stock, Series B Shares or any other class of preferred stock to support the development and expansion of its business and does not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of its Board of Directors after taking into account various factors, including but not limited to its financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that it may be a party to at the time. In addition, the Company’s ability to pay dividends on its common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business or dividends on their Series A Preferred Stock or Series B Shares. At the present time there is no trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase its business on acceptable terms and at a price that would enable its investors to recognize a profit.

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

Our board of directors acts as our compensation committee, which presents the risk that compensation and benefits paid to those executive officers that are board members and other officers that not be commensurate with our financial performance.

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

Our board of directors is authorized by our charter to create and issue preferred stock. Certain of the rights of holders of preferred stock take precedence over the rights of holders of common stock. We are authorized to issue 10,000,000 shares of preferred stock, of which 400,000 are designated as Series A Preferred Stock and 3,000,000 are designated Series B Shares. We currently have 8,772 shares of Series A preferred stock outstanding and 2,097,795 Series B Shares outstanding.  The holders of the Series A preferred stock are entitled to a dividend of $.46 per share each year payable in cash or stock at the option of the holder and are entitled to a preference upon our liquidation, dissolution or winding up. The shares are convertible voluntarily at the election of the holder and automatically ten trading days after delivery to the holder by us of a notice that the volume-weighted average closing price of our common stock over the ten trading days immediately preceding the date of notice is at least $10.00 per share. The holders are also entitled to registration rights with respect to such shares.   Our holders of Series B Shares are entitled to a dividend at the rate per annum equal to (i) 8% of the sum of (x)the stated value (which initially is $2.50) and (y) the amount of accrued and unpaid dividends payable, out of funds legally available for payment, on January 31st of each year, if paid in cash, or (ii) 10% of the sum of (x) the stated value and (y) the amount of accrued and unpaid dividends payable, out of funds legally available for payment, on January 31st of each year, if paid in shares of Common Stock, based upon a price of $2.50 per share of Common Stock.  The holders of Series B Shares are entitled to a preference upon our liquidation, dissolution or winding up. The shares are convertible voluntarily at the election of the holder and automatically upon the listing of our stock on  a national securities exchange. The holders are also entitled to registration rights with respect to such shares and are entitled to two votes for each share held by them.   We may issue additional shares of Series A Preferred Stock and Series B Shares in addition to other preferred stock. As future tranches of capital are received by the Company, additional preferred stock may be issued which such terms and preferences as are determined in the sole discretion of our board of directors. The rights of future preferred stockholders could delay, defer or prevent a change of control, even if the holders of common stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

Our common stock is not currently traded on any market, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 23, 2013, we sold an aggregate of 470,000 units at a per unit price of $2.50, each unit consisting of one share of Series B Preferred Stock (the “Series B Shares”) and a seven year warrant to acquire one share of our Common Stock at an exercise price of $2.50 per share, to twenty one (21) accredited investors for aggregate cash proceeds of $1,175,000.  In addition, an additional 150,000 units were issued in exchange for $375,000 in previously issued convertible bridge notes issued between December 18, 2012 and April 2, 2013 to other certain investors associated with Taglich Brothers, Inc. (the “Placement Agent”).

On May 3, 2013, we closed the second round of its private placement financing in which it issued an aggregate of 594,000 units at a per unit price of $2.50, each unit consisting of one share of Series B Preferred Stock (the “Series B Stock”) and a seven year warrant to acquire one share of our Common Stock at an exercise price of $2.50 per share, to 32 accredited investors for aggregate cash proceeds of $1,485,000 pursuant to separate purchase agreements entered into with each investor .

On May 10, 2013, we closed the third round of its private placement financing in which it issued an aggregate of 40,000 units at a per unit price of $2.50, each unit consisting of one share of Series B Preferred Stock (the “Series B Stock”) and a seven year warrant to acquire one share of our Common Stock at an exercise price of $2.50 per share, to 1 accredited investor for aggregate cash proceeds of $100,000 pursuant to a separate purchase agreement entered into with the investor .

The Placement Agent will also receive warrants to purchase 125,400 shares of Common Stock, representing 10% of the shares of Common Stock into which the Series B Preferred Shares issued in connection with the Offering are convertible (the “Placement Agent Warrants”), exercisable at $2.75 per share of Common Stock for a period of seven years. The Placement Agent Warrants contain cashless exercise provisions and customary anti-dilution protection and registration rights. In addition, as an advisory fee, the Placement Agent will receive warrants to purchase 160,000 shares of Common Stock at an exercise price of $2.75 and warrants to purchase 40,000 shares of Common Stock at an exercise price of $.01.

Each holder of Series A Preferred Stock has also been offered the opportunity to exchange all of such holder’s shares of Series A Preferred Stock  for a number of Series B Shares, determined by dividing the amount of such holder’s initial investment in the securities of the Company by $2.50 per share and each exchanging holder  will also receive additional shares of Series B Preferred Stock to be calculated based upon a $2.50 per share price in exchange for the accrued and unpaid dividends owed to such holder in respect of its Series A Preferred. As of the date hereof 332,835 shares of Series A Preferred Stock and accrued and unpaid dividends thereon were exchanged for 840,120 Series B Shares.

The securities sold in the Offering and issued to the Placement Agent were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The investors are “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act.   This Current Report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such securities contain a legend stating the same.

The exchange of the shares of Series A Preferred Stock and the accrued dividends owed to such shareholder for Series B Shares was made in reliance on Section 3(a)(9) of the Securities Act.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit
Number	Description
1.1	Form of Placement Agent Agreement (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K dated April 29, 2013)
3.1	Form of Certificate of Designations for Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated April 29, 2013)
4.1	Form of Advisor Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated April 29, 2013)
4.2	Form of Placement Agent Warrant between the Company and the Placement Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated April 29, 2013)
4.3	Form of Securities Purchase Agreement between the Company and the Investors (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K dated April 29, 2013)
4.4	Form of Investor Warrant (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K dated April 29, 2013)
4.5	Form of Bridge Warrant (incorporated by reference to Exhibit 4.5 of the Annual Report on Form 10-K for the year ended December 31, 2012)
4.6	Form of Bridge Note (incorporated by reference to Exhibit 4.6 of the Annual Report on Form 10-K for the year ended December 31, 2012)
31.1	Certification of the Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance

101.XSD**	XBRL Schema

101.PRE**	XBRL Presentation

101.CAL**	XBRL Calculation

101.DEF**	XBRL Definition

101.LAB**	XBRL Label

*       Filed herewith
**     Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALDERA PHARMACEUTICALS, INC.

Date: May 14, 2013	By:	/s/ Benjamin Warner
Benjamin Warner
Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)