Form 10-Q
period 2013-06-30
Caldera Pharmaceuticals Inc
filed 2013-08-16
CIK 1518520

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number:  000-54748

CALDERA PHARMACEUTICALS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-0982060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Kendall Square, Building 200, Suite 2
Cambridge, Massachusetts, 02139
 (Address of principal executive offices) (Zip Code)

(617) 294-9697
 (Registrant’s telephone number, including area code)

278 DP Road, Suite D
Los Alamos, New Mexico 87544
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
Yes ☐  No ☒

Number of shares of common stock outstanding as of August 14, 2013 was 4,197,270.

CALDERA PHARMACEUTICALS, INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
	PART I.—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as at June 30, 2013 (Unaudited) and December 31, 2012	F-1
	Consolidated Statements of Operations for the six months ended June 30, 2013 and 2012, respectively (Unaudited)	F-2
	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, respectively (Unaudited)	F-3
	Notes to the unaudited Consolidated Financial Statements	F-4 to F-20
Item 2.	Management’s Discussion and Analysis of Financial Information and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	9
Item 4.	Controls and Procedures	9

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	10
Item 1A.	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	91
SIGNATURE		20
GLOSSARY

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS

Current assets:
Cash	$1,690,490	$378,643
Accounts receivable, net	56,520	59,849
Prepaid expenses	174,637	17,055

Total current assets	1,921,647	455,547

Non-current assets:
Intangible assets, net	568,732	594,574
Plant and equipment, net	399,515	391,530
Investment in Certificate of deposit	25,000	-
	993,247	986,104

TOTAL ASSETS	$2,914,894	$1,441,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$468,695	$374,048
Other payables and accrued expenses	230,426	197,307
Loans payable	219,580	218,324
Bridge notes payable, net of debt discount	19,065	233,955
Derivative financial liability	1,995,715	17,539
Dividends payable	95,905	156,873

Total current liabilities	3,029,386	1,198,046

Non-current liabilities:
Loans payable	306,282	332,055
Other payables and accrued expenses	81,600	160,000

	387,882	492,055

TOTAL LIABILITIES	3,417,268	1,690,101

Convertible Redeemable Preferred Stock
Series A Cumulative Convertible Redeemable Preferred Stock, $0.001 par value, 400,000 shares authorized, 105,000 and 341,607 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively, liquidation preference is $5.70 per share.	133,350	2,065,392

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 50,000,000 authorized shares, 4,851,270 and 4,956,270 shares issued and, 4,197,270 and 4,302,270 outstanding as of June 30, 2013 and December 31, 2012, respectively.	4,851	4,957
Series B Cumulative Convertible Preferred Stock, $0.001 par value, 3,000,000 authorized shares, and 2,119,947 shares issued and outstanding as of June 30, 2013, liquidation preference is $2.50 per share.	2,120	-
Additional paid in capital	10,012,208	4,649,109
Treasury stock, at cost, 654,000 shares of common stock as of June 30, 2013 and December 31, 2012	(473)	(473)
Accumulated deficit	(10,654,430)	(6,967,435)

Total stockholders’ deficit	(635,724)	(2,313,842)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,914,894	$1,441,651

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012

Sales	$82,881	$493,288	$320,295	$871,025

Cost of sales	99,624	174,488	271,723	352,124

Gross (loss)/profit	(16,743)	318,800	48,572	518,901

Operating expenses:
Selling, general and administrative expenses	926,945	597,547	1,489,991	1,076,038
Depreciation	28,044	19,932	55,650	39,024
Amortization	12,921	12,921	25,842	25,842
Total operating expenses	967,910	630,400	1,571,483	1,140,904

Operating loss	(984,653)	(311,600)	(1,522,911)	(622,003)

Other income/(expense)
Interest income	564	139	685	494
Interest expense	(119,794)	(4,392)	(139,701)	(7,838)
Change in fair value of derivative liabilities	59,728	-	(148,571)	-

Total other income/(expense)	(59,502)	(4,253)	(287,587)	(7,344)

Net loss	(1,044,155)	(315,853)	(1,810,498)	(629,347)

Deemed preferred stock dividends	(1,728,912)	-	(1,728,912)	(2,857)
Preferred stock dividends	(108,838)	(39,070)	(147,585)	(77,874)

Net loss applicable to common stock	$(2,881,905)	$(354,923)	$(3,686,995)	$(710,078)

Net loss per common stock: -
Basic and diluted	$(0.68)	$(0.08)	$(0.86)	$(0.17)

Weighted average number of common stock outstanding: -
Basic and diluted	4,254,962	4,302,270	4,278,485	4,300,456

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30, 2013	Six months ended June 30, 2012

Cash flow from operating activities
Net loss	$(1,810,498)	$(629,347)
Adjustments for non-cash items:
Depreciation	55,650	39,024
Amortization	25,842	25,842
Amortization of bridge note discount	111,050	-
Stock based compensation payments	229,259	40,573
Loss on plant and equipment scrapped	1,082	-
Increase in receivables provision	14,086	-
Increase in fair value of derivative financial liability	148,571	-
Increase in legal settlement accrual	115,273	-
Changes in operating assets and liabilities:		-
Increase in accounts receivable	(10,757)	(176,239)
Increase in prepaid expenses	(157,582)	(92,341)
Increase in accounts payable	94,647	62,863
(Decrease)/Increase in other payables and accrued expenses	(18,487)	12,018

Net cash used in operating activities	(1,201,864)	(717,607)

Investing activities
Purchase of plant and equipment	(64,717)	(26,198)
Investment in Certificate of Deposit	(25,000)	-

Net cash used in investing activities	(89,717)	(26,198)

Financing activities
Advance on line of credit	-	50,000
Advance on commercial loans	-	148,500
Advance on Bridge loans	250,000	-
Repayment of Los Alamos County loan	(15,419)	(14,679)
Repayment of line of credit	(57)	-
Repayment of commercial loan	(8,946)	-
Repayment of Bridge loans	(100,000)	-
Proceeds on Series A Preferred stock issued	-	57,500
Proceeds on Series B Preferred stock issued, net of issue expenses	2,477,850	-
Preferred stock dividends paid	-	(26,752)

Net cash provided by financing activities	2,603,428	214,569

Net increase/(decrease) in cash	1,311,847	(529,236)

Cash at the beginning of the period	378,643	678,300

Cash at the end of the period	$1,690,490	$149,064

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$19,829	$7,301

Non-cash investing and financing activities:
Common stock issued in lieu of preferred stock dividends	$-	$60,705
Series B Preferred stock issued in exchange for Series A Preferred stock	$2,065,392	-
Series B Preferred stock issued in lieu of series A Preferred stock dividends	$208,558	-
Series B Preferred stock issued upon conversion of Bridge notes and interest thereon	$384,160	-
Deemed preferred stock dividends relating to warrants issued to preferred stock holders	$1,728,912	$2,857

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

Caldera Pharmaceuticals, Inc. (“the Company”) is a Delaware corporation. The principal office was relocated from Los Alamos, New Mexico to Cambridge, Massachusetts during June 2013. The Company was incorporated in November 2003.

The Company is a drug discovery and pharmaceutical services company that is based on a proprietary x-ray fluorescence technology, called XRpro®. Caldera offers what it believes to be uniquely broad and simple technologies to evaluate drug molecules, which increases the efficiency of analyzing and evaluating drug molecules for safety and efficacy at an early and less expensive stage of drug development.

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

Caldera Pharmaceuticals, Inc. - Parent Company
XRpro Corp. – Wholly owned subsidiary

Estimates
The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, and recovery of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment and intangible assets, and assumptions used in assessing impairment of long-term assets and the assumptions used in determining percentage of completion on our long-term contracts.

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

Recent accounting pronouncements

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

b)    Amortization

Amortization is reported in the income statement on a straight-line basis over the estimated useful life of the intangible assets, unless the useful life is indefinite. Amortizable intangible assets are amortized from the date that they are available for use. The estimated useful life of the license agreement is twenty years which is the term of the patent supporting the underlying license agreements

All of our intangible assets are subject to amortization . We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Where intangibles are deemed to be impaired we recognize an impairment loss measured as the difference between the estimated fair value of the intangible and its book value.

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

These Government research contracts are primarily from two government agencies, The Department of Defense and the National Institutes of Health. The granting of research contracts from Government agencies is a competitive process and there is no certainty that we will be awarded future contracts, which may cause our revenue to fluctuate from year to year. Furthermore, Government grants are subject to audits by the granting agency. If such audits were to determine that expenditures of the grant funds did not meet the applicable criteria, these amounts could be subject to retroactive adjustment and refunded to the granting agency.

Total revenues by customer type are as follows:

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012

National Institutes of Health	$50,067	$493,288	$253,177	$871,025
Department of Defense	32,814	-	67,118	-

	$82,881	$493,288	$320,295	$871,025

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

The balance of the receivables provision as at June 30, 2013 and December 31, 2012 was $14,086 and $0, respectively. The amount charged to bad debt provision for the six months ended June 30, 2013 and 2012 was $14,086 and $0, respectively.

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

We account for our long-term Firm Fixed Price Government contracts and grants associated with the delivery of research on drug candidates and the development of drug candidates using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract.

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

Sales and Marketing
Sales and marketing expenses are minimal at present. These costs, if any, are expensed as incurred and included in Selling, general and administrative expenses. The Company expects to incur sales and marketing expenses in future periods to promote its services to drug discovery enterprises.

Research and Development
The remuneration of the Company’s research and development staff, materials used in internal research and development activities, and payments made to third parties in connection with collaborative research and development arrangements, are all expensed as incurred.  Where the Company makes a payment to a third party to acquire the right to use a product formula which has received regulatory approval, the payment is accounted for as the acquisition of a license or patent and is capitalized as an intangible asset and amortized over the shorter of the license period or the patent life.

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the three months and the six months ended June 30, 2013 was $39,972 and $75,403, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Patent Costs
Legal costs in connection with approved patents and patent applications are expensed as incurred and classified as Selling, general and administrative expense in our consolidated statement of operations.

Share-Based Compensation
Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the six months ended June 30, 2013 and 2012 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

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

Comprehensive income
Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income/(loss).

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

As shown in the accompanying financial statements, the Company incurred a net loss of $1,810,498 and $629,347 during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the Company had an accumulated deficit of $10,654,430. The Company had a working capital deficiency of $1,107,739, including a non-cash derivative liability of $1,995,715 as of June 30, 2013. These operating losses and working capital deficiency create an uncertainty about the Company’s ability to continue as a going concern. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital contributions or financing to fund ongoing operations.

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

The agreement provides for a term as long as the last surviving patent which is generally a twenty-year period from the date of first application.

In terms of the agreement, the Company issued shares to the Licensor equal to 3% of the issued equity of the Company. The agreement contains anti-dilutive clauses that will ensure that the Licensor maintains at least a 3% shareholding in the Company until the Company achieves equity financing of at least $20 million. The anti-dilutive clauses do not result in a freestanding instrument as they are directly linked to the shareholding that the Licensor currently holds in the Company. Should any percentage of that shareholding be sold to third parties, prior to the triggering of any anti-dilution event, the anti-dilution clause will be void for that percentage of the shareholding sold to third parties.   As of June 30, 2013, the Company has not yet raised the requisite amount of financing.  The Licensor continued to hold, at a minimum 3% of the Company’s common stock.

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

The agreement further provides for an annual royalty to be paid to the Licensee at a rate of 2% per annum on net sales, excluding any sales to Government agencies. The agreement provides for a minimum fee of $50,000 per annum up until December 31, 2022. The fee will be deducted from any royalties due in excess of the fee due for that financial year. The Company has not paid any royalties on a percentage basis, and has only paid the minimum fee since entering into the agreement.

Future annual minimum payments required under license agreement obligations at June 30, 2013, are as follows:

Amount

2014	$50,000
2015	50,000
2016	50,000
2017	50,000
2018 and thereafter	250,000

Total	$450,000

Licenses consist of the following:

	June 30, 2013 (Unaudited)	December 31, 2012

Licenses, at cost	$972,000	$972,000
Less: Accumulated amortization	(403,268)	(377,426)

	$568,732	$594,574

The aggregate amortization expense charged to operations was $12,921 for the three months ended June 30, 2013 and 2012, respectively and $25,842 for the six months ended June 30, 2013 and 2012, respectively. The amortization policies followed by the Company are described in Note 2.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	INTANGIBLE ASSETS (continued)

Amortization expense for future periods is summarized as follows:

Amount

Remainder of 2013	$25,842
2014	51,684
2015	51,684
2016	51,684
2017 and thereafter	387,838
Total	$568,732

Patents
The Company has various patents pending or registered in its name. These patents have been internally generated and all costs associated with the research and development of these patents has been expensed.

The patents assigned to Caldera are as follows:

●	Well Plate – apparatus for preparing samples for measurement by x-ray fluorescence spectrometry. Patent filed August 15, 2008

●	Method and Apparatus for measuring Protein Post Translational Modification. Patent filed September 26, 2008.

●	Method and Apparatus for Measuring Analyte Transport across barriers. Patent filed July 1, 2009.

5.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	June 30, 2013 (Unaudited)	December 31, 2012

Leasehold improvements	$6,393	$6,393
Furniture and fittings	12,556	9,979
Laboratory equipment	737,430	679,310
Computer equipment	13,276	29,327
Vehicles	17,658	17,658
Total	787,313	742,667
Accumulated depreciation	(387,798)	(351,137)
	$399,515	$391,530

The aggregate depreciation charge to operations was $28,044 and $19,932 for the three months ended June 30, 2013 and 2012, respectively and $55,650 and $39,024 for the six months ended June 30, 2013 and 2012 respectively. The depreciation policies followed by the Company are described in Note 2.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	OTHER PAYABLES AND ACCRUED EXPENSES

	June 30, 2013 (Unaudited)	December 31, 2012
Short-term portion
Credit card liabilities	$11,490	$7,505
Vacation and Sick Pay accrual	102,034	89,730
Other payables	81,600	97,972
Payroll liabilities	33,202	-
Other	2,100	2,100
	230,426	197,307
Long-term portion
Other payables	81,600	160,000
	$312,026	$357,307

The repayment schedule of other payables is as follows:

Amount

Within 1 year	$81,600
1 to 2 years	81,600
Total	$163,200

The other payables relates to the Bellows matter disclosed under Litigation in note 18 below.

7.	LOANS PAYABLE

	June 30, 2013 (Unaudited)	December 31, 2012

Short term portion
Los Alamos County project participation loan	$32,057	$31,270
Los Alamos National Bank revolving draw loan	168,770	168,827
Los Alamos National Bank commercial loan	18,753	18,227
	219,580	218,324
Long term portion
Los Alamos County project participation loan	193,675	209,923
Los Alamos National Bank commercial loan	112,607	122,132
	306,282	332,055

Total	$525,862	$550,379

The amortization of the principal outstanding on the loans payable is as follows:

Amount

Within 1 year	$219,580
1 to 2 years	53,607
2 to 3 years	56,546
3 to 4 years	59,674
Thereafter	136,455
Total	$525,862

Los Alamos County project participation loan
The Company entered into a Project Participation Agreement (as Amended) and a Loan Agreement with the Incorporated County of Los Alamos as of September 21, 2006. The Agreement provided for funding up to a maximum of $2,200,000 for the construction of a building and purchase of equipment. The maximum amount of equipment to be funded out of the total available loan of $2,200,000 was $625,000. The term of the loan is 13 years. The loan agreement provided for no repayments for 36 months with 120 equal monthly repayments commencing on September 21, 2009. The interest rate on the loan is 5% per annum. The assets funded in terms of the Project Participation Agreement and the Loan Agreement is to be used as security for the balance of the loan outstanding. The Company made use of the loan to purchase assets amounting to $302,009 during the 2007 financial year. Repayments of the loan commenced on September 21, 2009 at an interest rate of 5% per annum with equal monthly repayments of $3,547, inclusive of interest. The Company owed $225,732 and $241,193 as of June 30, 2013 and December 31, 2012, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	LOANS PAYABLE (continued)

Los Alamos National Bank
The Company entered into a one year revolving draw loan with Los Alamos National Bank for up to a maximum of $750,000 as of May 23, 2012. The loan bears interest at a coupon of the Wall Street Journal Prime rate plus 1.5% with a floor of 4.75% per annum. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. Interest is payable quarterly. The Company drew $50,000 under this facility on May 23, 2012 to repay a previous and similar facility. An additional $118,000 was drawn down on this facility on July 11, 2012 to settle a liability owing to a supplier. The Company owed $168,770 and $168,827 as of June 30, 2013 and December 31, 2012, respectively.

On May 23, 2013, the revolving draw loan agreement with Los Alamos National Bank was extended to August 23, 2013 and the availability under the facility was reduced to $167,943, the capital balance outstanding as of May 23, 2013. The loan bears interest at a coupon of the Wall Street Journal Prime rate plus 1.5% with a floor of 4.75% per annum. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. Interest is payable quarterly. We are currently in negotiations with the bank to renew this facility, cancel the facility, or agree on a suitable amortization schedule.

The Company entered into a single advance commercial loan agreement with Los Alamos National Bank for $148,500 on June 8, 2012. The purpose of this loan was to acquire a Bruker XRpro instrument. This loan bears interest at the Wall Street Journal Prime rate plus 1.5% with a floor of 6.00% per annum. This loan expires on June 8, 2019. The loan is repayable in 84 monthly installments of $2,169, inclusive of interest, which installment may vary depending on the variable interest rate mentioned above. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. This loan has been advanced to both the Company and XRpro Corp., a wholly owned subsidiary, jointly and severally, and has been guaranteed by Dr. Benjamin Warner and his wife. The Company owed $131,360 and $140,359 as of June 30, 2013 and December 31, 2012.

8.	BRIDGE NOTES PAYABLE

The Company entered into a 10% Bridge Note (the “Bridge Notes”) agreement with nine principals for $450,000 between December 18, 2012 and March 29, 2013. On April 2, 2013 an additional principal entered into a 10% Bridge Note agreement for $50,000. The Bridge Notes are issued as part of a unit that includes warrants to purchase 600 shares of the Company’s common stock for each $1,000 of Bridge Note principal, at an exercise price of $3.00 per share, see note 13 below. The Bridge Notes bear interest at 10% per annum compounded and payable quarterly at the Company’s option, until the maturity date which is defined as the earliest of December 31, 2013, or the closing of any subsequent financing transactions, or an event of default as defined in the agreement. The Bridge note agreement also provides for a default interest rate of 15% per annum should any amounts due to the note holders in terms of the agreement be in default.

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

On April 19, 2013, six principals converted their Bridge Notes in the aggregate principal amount of $375,000 together with accrued and unpaid interest thereon of $9,160 into 153,664 units of series B preferred units of the Company at a conversion price of $2.50 per unit, each unit consist of one share of series B preferred stock and one seven-year warrant exercisable at a price of $2.50 per share, which price is subject to anti-dilution protection, see note 11 and 13 below.

On May 31, 2013, the Bridge notes due to two principals of $100,000 together with accrued and unpaid interest thereon of $1,541were repaid and cancelled.

The Bridge Notes included a total discount of $118,232 relating to the fair value of the warrants issued together with those notes. The conversion of the $375,000 and the repayment of $100,000 of the Bridge Notes mentioned above resulted in the immediate amortization of $85,006 of this discount. The Bridge note discount amortized over the three months ended June 30, 2013 was $7,673. The remaining unamortized discount of $6,578 is being amortized at a rate of $1,096 per month over the period ending December 31, 2013 or such earlier date as described above.

In the event that the Company receives or is entitled to receive $3 million, in net proceeds, from its various litigation proceedings against the managers of Los Alamos National Laboratories and others, the remaining Bridge Note holder will receive a premium of 30% of the principal amount outstanding, which will be added the original principal amount of the Bridge Note, subject to the premium being limited to such maximum amount allowed under any applicable usury law.

	June 30, 2013 (Unaudited)	December 31, 2012

Bridge notes payable	$25,643	$250,890
Unamortized bridge note discount	(6,578)	(16,935)
	$19,065	$233,955

9. NOTES PAYABLE

The Company entered into a 10% Note (the “Notes”) agreement with two principals for $100,000 on March 25, 2013. The Notes bear interest at 10% per annum compounded and payable quarterly at the Company’s option, until the notes are repaid. These notes were utilized to provide temporary funding and were repaid, together with accrued interest on April 4, 2013.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. DERIVATIVE FINANCIAL LIABILITY

The warrants arising from the issue of the Bridge notes (“Bridge Warrants”) disclosed under note 8 above have anti-dilution protection, whereby the exercise price of the warrant will re-price, based on a pre-determined formula, if any securities are sold, exercisable or convertible at a price less than the exercise price of the Bridge Warrants. This gives rise to a derivative financial liability, which was valued at $118,232 as of June 30, 2013 using a Black-Scholes valuation model. The value of this derivative financial liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of income in the period in which it is incurred.

The warrants arising from the issue of the series B preferred units (“Series B Shares”), together with the placement agent warrants directly related to that issue, disclosed under note 13 below have anti-dilution protection, whereby the exercise price of the warrant will re-price, based on a pre-determined formula, if any securities are sold, exercisable or convertible at a price less than the exercise price of the series B warrants. This gives rise to a derivative financial liability, which was valued at $1,728,912 and recorded as a deemed dividend expense, as of the date of issuance of the series B shares using a Black-Scholes valuation model. The value of this derivative financial liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of income in the period in which it is incurred.

The value of the derivative financial liability was re-assessed as of June 30, 2013 resulting in a net charge to the consolidated statement of operations of $148,571

	June 30, 2013 (Unaudited)	December 31, 2012

Opening balance	$17,539	$-
Derivative financial liability arising on bridge warrants with re-pricing terms	100,693	17,539
Derivative financial liability arising on the issue of warrants relating to Series B shares	1,728,912	-
Fair value adjustments	148,571	-
	$1,995,715	$17,539

The following assumptions were used in the Black-Scholes valuation model:

Six months ended June 30, 2013

Calculated stock price	$1.13- $1.27
Risk-free interest rate	0.04% to 0.07%
Expected life of warrants	5 Years
Expected volatility of the underlying stock	157% -164%
Expected dividend rate	0%

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. PREFERRED STOCK

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.001 par value each. The articles of Incorporation were amended on April 10, 2012 to change the designation of all of the 10,000,000 preferred shares of $0.001 each, from Series A 8% convertible redeemable preferred shares to 400,000 Series A 8% convertible redeemable preferred shares of $0.001 each. On April 19, 2013, the articles of incorporation were again amended to change the designation of the remaining 9,600,000 preferred shares to 3,000,000 Series B convertible  preferred shares of $0.001 each, with the remaining 6,600,000 preferred shares remaining undesignated.

Series A 8% Convertible, Redeemable Preferred Stock (“Series A Stock”)
Series A Stock consists of 400,000 authorized shares of $0.001 par value each, 105,000 and 341,607 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.

On April 30, 2013, the holders of 341,607 Series A Stock entered into an agreement to exchange their Series A Stock into 778,860 series B preferred shares of the Company. The number of series B preferred shares issued was derived at by dividing the total dollar investment made in the Company by each Series A stockholder by $2.50. In addition to this a further 83,423 series B preferred shares of $2.50 each were issued to the Series A stockholders in lieu of dividends due as of April 30, 2013.

On May 20, 2013, in terms of a legal settlement agreement entered into with Joel Bellows (Refer note 18 below), 105,000 Series A Stock was issued in exchange for his 105,000 common shares held in the Company. The Series A Stock issued to Joel Bellows was valued at $133,350 using a Black Scholes valuation model, the assumptions which are disclosed under note 10 above.

Conversion
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

Warrants
The original holders of Series A Stock had received warrants to purchase 341,607 shares of the Company’s common stock at an exercise price of $5.70 per share. The warrants expire five years after date of issuance. In terms of the exchange agreement entered into with the Company on April 30, 2013, these warrants remain in place. These warrants are not transferable without the consent of the Company and an opinion of Counsel satisfactory to the Company.

Redemption
Should the Company receive net proceeds of at least $3 million from litigation proceedings against the Regents of the University of California and Los Alamos National Security (see note 18); the remaining Series A stockholders will have the option to redeem the Series A Stock equal to 130% of the initial investment in the Company by the stockholder, which amounted to $210,000. This value differs from the carrying value of the Series A Stock of $133,350 which was valued using the Black-Scholes valuation model at the time of exchanging common stock for Series A Stock (Refer note 18 below). The Company also has the option to redeem the Series A Stock at a price equal to 130% of the initial investment in the Company by the stockholder at any time after giving the investors notice and allowing them to exercise their conversion rights into common stock 30 days after notice has been received. The Company is not obligated to pursue the litigation against Los Alamos National Laboratory but is doing so based on its belief that it will have a successful outcome.

Liquidation
The liquidation rights of the Series A Stock is the greater of $5.70 per share plus any unpaid dividends or an amount that would have been payable had all shares of Series A Stock converted into common stock immediately prior to liquidation.

Dividends
The Series A Stock carries an 8% cumulative, non-compounded dividend payable on January 31st, each year in cash or in kind at the option of the Series A stockholder. For any other dividends or distributions, the Series A Stock is treated on an as- converted basis.

An accrual for Series A Stock dividends of $5,425 and $156,873 was made at June 30, 2013 and December 31, 2012 respectively

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. PREFERRED STOCK (continued)

Series B Convertible Preferred Stock (“Series B Stock”)
Series B Stock consists of 3,000,000 authorized shares of $0.001 par value each and 2,119,947 shares issued and outstanding as of June 30, 2013.

In connection with the terms of the recent private placement:

●
Six principals converted their Bridge Notes of $375,000 together with accrued and unpaid interest thereon of $9,160 into 153,664 Series B preferred units of the Company at a conversion price of $2.50 per unit, each unit consists of one share of Series B Stock and one seven-year common stock purchase warrant exercisable at a price of $2.50 per share, see note 13 below.

●
New, qualified investors, acquired 1,104,000 Series B preferred units of the Company at a price of $2.50 per unit, each unit consisting of one share of Series B Stock and one seven-year common stock purchase warrant at an exercise price of $2.50 per share, for net proceeds of $2,477,500 after deducting placement agent fees of $282,500 based on the Series B preferred units issued to new investors and the conversion of the Bridge Notes mentioned above.

●
In terms of exchange agreements entered into with the holders of 341,607 Series A shares, 778,860 shares of Series B Stock of $2.50 each were issued to the Series A stockholders by dividing their initial dollar investment in the Series A Stock by $2.50. In addition to this a further 83,423 shares of Series B Stock of $2.50 each was issued to the Series A shareholders in lieu of dividends accrued and due to the Series A shareholders as of April 30, 2013.

Subsequent to the six months ended June 30, 2013 a further 14,000 Series B preferred units of the Company were issued to new investors at $2.50 per unit, each unit consisting of one Series B Stock and one seven-year common stock purchase warrant for net proceeds of $31,850 after deducting placement agent fees of $3,150.

The following is a summary of material provisions of the Series B Stock as set forth in the Certificate of Designations.

Dividends
Series B Stock accrue dividends at the rate per annum equal to (i) 8% of the sum of (x) the Stated Value and (y) the amount of accrued and unpaid dividends payable, out of funds legally available for payment, on January 31st of each year, if paid in cash, or (ii) 10% of the sum of (x) the Stated Value and (y) the amount of accrued and unpaid dividends payable, out of funds legally available for payment, on January 31st of each year, if paid in shares of Common Stock, based upon a price of $2.50 per share of Common Stock. The Company shall have the option, to pay any such dividends in cash or shares of Common Stock. Such dividends shall be in preference and priority to any payment of any dividend on Common Stock, or any other class of preferred stock. Dividends are cumulative.

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

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. PREFERRED STOCK (continued)

Series B Convertible Preferred Stock (“Series B Stock”) (continued)

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

12. COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 4,851,270 and 4,956,270 shares issued and 4,197,270 and 4,302,270 shares outstanding as of June 30, 2013 and December 31, 2012, respectively.

On May 20, 2013, in terms of a legal settlement agreement entered into with Joel Bellows (See note 18 below), 105,000 common shares were exchanged for 105,000 Series A Stock. The common shares exchanged were cancelled and are available for reissue.

During the year ended December 31, 2012 a further 10,650 shares of common stock were issued at $5.70 per share for a total of $60,705 in lieu of Series A Stock dividends which were due at January 31, 2012.

13. WARRANTS

In connection with the terms of the recent private placement:

●
Warrants to purchase 153,664 shares of common stock at a purchase price of $2.50 per shares were issued to Bridge Note holders upon conversion of their Bridge Notes into series B units as disclosed in note 11 above. These warrants have a seven-year term and are exercisable at the option of the holder. These warrants may be exercised for shares of common stock in lieu of cash by applying the number of warrants to the formula whereby the exercise price of the warrants is deducted from the closing price of the common stock on a quoted market divided by the closing price of the common stock on a quoted market. These warrants also have dilution protection in certain instances.

●
Warrants to purchase 1,104,000 shares of common stock at a purchase price of $2.50 per shares were issued to new qualified investors in series B units as disclosed in note 11 above. These warrants have a seven-year term and are exercisable at the option of the holder. These warrants may be exercised for shares of common stock in lieu of cash by applying the number of warrants to the formula whereby the exercise price of the warrants is deducted from the closing price of the common stock on a quoted market divided by the closing price of the common stock on a quoted market. These warrants also have dilution protection in certain instances.

●
Warrants to purchase 285,400 shares of common stock at a purchase price of $2.75 per share and a further 40,000 warrants to purchase shares of common stock at $0.01 per share were issued to the placement agent as placement agent fees and advisory fees. These warrants have a seven-year term and are exercisable at the option of the holder. These warrants may be exercised for shares of common stock in lieu of cash by applying the number of warrants to the formula whereby the exercise price of the warrants is deducted from the closing price of the common stock on a quoted market divided by the closing price of the common stock on a quoted market. These warrants also have dilution protection in certain instances.

In terms of Bridge Note agreements entered into with certain principals during the six months ended June 30, 2013 and the year ended December 31, 2012 warrants for the purchase of 300,000 shares of common stock at an exercise price of $3.00 per share were issued to Bridge Note holders in conjunction with the Bridge notes disclosed in note 8 above. These warrants have a five-year term and are exercisable at the option of the holder. These warrants may be exercised for shares of common stock in lieu of cash by applying the number of warrants to the formula whereby the exercise price of the warrants is deducted from the closing price of the common stock on a quoted market divided by the closing price of the common stock on a quoted market. These warrants also have dilution protection in certain instances.

During the year ended December 31, 2012 warrants for the purchase of 10,088 shares of common stock at an exercise price of $5.70 per share were issued to investors in conjunction with the issuance of 10,088 shares of Series A Stock. These warrants have a five-year term and are exercisable at the option of the holder.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. WARRANTS (continued)

The fair value of these warrants was determined using the Black-Scholes model. The following assumptions were used:

	Six months ended June 30, 2013	Year ended December 31, 2012

Calculated stock price	$ 1.13- $1.27	$ 0.55
Risk-free interest rate	0.04% to 0.07%	0.01% to 0.15%
Expected life of warrants	5 - 7 Years	5 Years
Expected volatility of the underlying stock	157% - 164%	157%
Expected dividend rate	0%	0%

A fair market value of $1,728,912, determined using the Black-Scholes valuation model with the assumptions listed above, for the 1,257,664 warrants issued in conjunction with the Series B Stock offering and the 325,400 warrants issued as placement agent and advisory fees for that offering, was recorded as a deemed preferred stock dividend during the six months ended June 30, 2013.

The additional 300,000 warrants issued during the six months ended June 30, 2013 and December 2012 in conjunction with the Bridge notes were valued using the Black-Scholes model with the assumptions listed above and a discount of $100,693 and $17,539, respectively was applied to the Bridge Notes and is being amortized over the period ending December 31, 2013 or earlier, see note 8 above.

A fair market value for the 10,088 warrants issued in conjunction with the Series A Stock of $2,857 was recorded as a deemed preferred stock dividend during the 2012 year.

At June 30, 2013, outstanding warrants to purchase shares of common stock are as follows:

Warrants	Exercise Price	Expiration Date

22,272	$5.70	March 2016
108,983	$5.70	April 2016
86,404	$5.70	May 2016
35,000	$5.70	June 2016
40,000	$5.70	July 2016
35,088	$5.70	September 2016
46,572	$5.70	October 2016
15,000	$2.00	October 2016
10,088	$5.70	January 2017
150,000	$3.00	December 2017
120,000	$3.00	March 2018
30,000	$3.00	April 2018
623,664	$2.50	April 2020
634,000	$2.50	May 2020
285,400	$2.75	June 2020
40,000	$0.01	June 2020

2,282,471

Subsequent to the six months ended June 30, 2013, a further 14,000 seven-year warrants were issued to new qualified investors for series B units purchased at an excise price of $2.50 per share and a further 1,400 seven-year warrants were issued to the placement agent at $2.75 per share as a placement agent fee.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK BASED COMPENSATION

In October 2005, the Company's Board of Directors adopted the Caldera Pharmaceuticals, Inc. 2005 Stock Option Plan (the "Plan"), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has set aside 3,000,000 shares of common stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of up to two years, and expire 1 year to 10 years from the grant date. At June 30, 2013, 1,870,596 shares were available for future grant under the Incentive Plan.

Stock option based compensation expense totaled $229,259 and $40,573 for the six months ended June 30, 2013 and 2012, respectively. The Company expenses the value of stock options on a straight line basis over the life of the options. The fair value of the options granted is determined using the Black-Scholes option-pricing model.

The following weighted average assumptions were used:

	Six months ended June 30, 2013	Year ended December 31, 2012

Calculated stock price	$1.13 to $1.27	$0.55
Risk-free interest rate	0.04% to 0.07%	0.01% to 0.15%
Expected life of options	5 Years	5 Years
Expected volatility of the underlying stock	157 - 164%	128%
Expected dividend rate	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option-pricing model. For all options granted since October 1, 2005 the Company has generally used option terms of between 1 to 10 years. The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as Caldera Pharmaceuticals.  The risk-free interest rate used in the Black-Scholes option-pricing model is determined by reference to historical U.S. Treasury constant maturity rates with short-term maturities of no more than three months. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. At June 30, 2013, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants.

No options were exercised for the six months ended June 30, 2013 and the year ended December 31, 2012.

We canceled options exercisable for 16,750 and 59,291 shares of common stock for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively, held by employees whose service to our company terminated during those respective periods. The shares underlying such options were returned to and are available for re-issuance under the 2005 Plan pursuant to the terms described above.

During the six months ended June 30, 2013 and the year ended December 31, 2012, all awards granted under the Plan were incentive stock options. A summary of all of our option activity during the period January 1, 2012 to June 30, 2013 is as follows:

	Shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2012	518,445	$2.00 - 5.71	$3.54
Granted	47,000	0.20 - 5.71	1.97
Forfeited/Cancelled	(59,291)	1.10 - 5.71	5.71
Exercised	-	-	-
Outstanding December 31, 2012	506,154	$0.20 - 5.71	$3.14
Granted	640,000	1.50 – 5.71	1.60
Forfeited/Cancelled	(16,750)	4.00 -5.71	5.10
Exercised	-	-	-
Outstanding June 30, 2013	1,129,404	$0.20 - 5.71	$2.24

Stock options outstanding as of June 30, 2013 and December 31, 2012, as disclosed in the above table, have an intrinsic value of $33,325 and $0, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK BASED COMPENSATION (continued)

The following tables summarize information about stock options outstanding as of June 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.20	30,000	8.84		23,750
$1.10	220,000	7.67		220,000
$1.50	625,000	9.71		156,252
$2.00	30,000	1.27		30,000
$5.71	224,404	5.44		219,404

	1,129,404	8.22	$2.24	649,406	$2.76

The weighted-average grant-date fair values of options granted during the six months ended June 30, 2013 and the year ended December 31, 2012 was $752,313 ($1.18 per option) and $5,777 ($0.12 per option), respectively. As of June 30, 2013 there were unvested options to purchase 479,998 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $525,523, which is expected to be recognized over a period of 18 months.

Subsequent to the six months ended June 30, 2013, options over 514,900 shares were issued to a newly appointed Chief Executive Officer, see note 19 below.

15. NET LOSS PER COMMON SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months and six months ended June 30, 2013 and 2012 all stock options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Six months ended June 30, 2013 (Shares)	Six months ended June 30, 2012 (Shares)

Options to purchase shares of common stock	1,129,404	555,445
Series A convertible, redeemable preferred stock	105,000	341,607
Series B convertible preferred stock	2,119,947	-
Warrants	2,282,471	399,407

	5,636,822	1,296,459

16. RELATED PARTY TRANSACTIONS

The majority of the common shares in the Company are owned by Dr. Benjamin Warner, the Chief Executive Officer. As at June 30, 2013 and December 31, 2012, Dr. Benjamin Warner owned 76.0% and 74.1%, respectively of the issued and outstanding shares of common stock on an un-diluted basis.

Effective March 15, 2013 the Company entered into a five year employment agreement with Dr. Warner to continue to serve as the Company’s Chief Executive Officer (“CEO”) and President (the “Employment Agreement”). The Employment Agreement replaces his prior agreement.  Pursuant to the Employment Agreement, Dr. Warner will be entitled to an annual base salary of $250,000 and will be eligible for discretionary performance and transactional bonus payments as well as certain other specified benefits. Additionally, Dr. Warner was granted options to purchase 185,000 shares of the Company’s common stock with an exercise price equal to $1.50 per share. These options will vest pro rata, on a monthly basis over twelve months, with 15,417 vesting each month commencing April 1, 2013. The Employment Agreement also includes confidentiality obligations and inventions assignments by Dr. Warner.

Effective April 30, 2013, Dr. Benjamin Warner entered into an Exchange Agreement whereby 25,035 shares of Series A Stock and accrued and unpaid dividends up until April 30, 2013 of $15,300 were converted into 63,201 shares of Series B Stock, see note 11 above.

Subsequent to June 30, 2013, a new CEO and President of the Company was appointed, see note 19 below, and Dr. Benjamin Warner relinquished his position as CEO and President and accepted the appointment as Chief Scientific Officer. The terms of his Employment Agreement remain unchanged.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. OPERATING LEASES

The Company entered into a laboratory and office lease agreement for 2,813 square feet in Cambridge, Massachusetts effective June 1, 2013. The term of the lease is for a twelve month period terminating on May 31, 2014. The monthly rental amounts to 15,118. Rental expense for the six months ended June 30, 2013 amounted to $15,118.

The Company entered into a corporate apartment lease agreement in Cambridge, Massachusetts effective June 4, 2013. The term of the lease is for a twelve month period terminating on June 3, 2014. The monthly rental amounts to $3,325. Rental expense for the six months ended June 30, 2013 amounted to $3,325.

The Company extended its existing office lease in New Mexico effective November 1, 2010. The monthly rent amounts to $5,075 per month and the lease terminates in October 2013. Rental expense for the six months ended June 30, 2013 and 2012 was $30,452 and $29,566, respectively.

Future annual minimum payments required under operating lease obligations as of June 30, 2013, are as follows:

Amount

2013	$130,959
2014	92,214
$223,173

18. LITIGATION

Suit against The Regents of the University of California, Los Alamos National Security, et al.

The Company filed suit against the Regents of the University of California (the “Regents”) and Los Alamos National Security LLC (“LANS”) in California Superior Court in San Francisco in December 2007. This suit alleges (i) breach of contract and (ii) fraud in connection with an exclusive Patent Licensing Agreement (the “Agreement”) originally entered into between the Company and the Regents in September 2005, and assigned to LANS in April 2006. The Company alleges the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement; and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them. The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  The Company is seeking relief for compensatory damages potentially in excess of $600 million, as well as exemplary and punitive damages, interest, and costs. This suit was dismissed for reason of lack of subject matter jurisdiction by the California Superior Court in 2010.  On April 24, 2012, the trial Court’s dismissal for lack of subject matter jurisdiction was reversed in full by the California Court of Appeal. The defendants unsuccessfully attempted to appeal this decisions to the California Supreme Court and, subsequently, to the Supreme Court of the United States. On February 25, 2013, the Supreme Court denied defendants’ petition for certiorari and the matter was remitted to California Superior Court.  On March 22, 2013, The Regents and LANS moved to re-file certain counterclaims against the Company and Benjamin Warner that had been dismissed voluntarily without prejudice after the matter was dismissed for lack of subject matter jurisdiction in 2010.   The motion was granted in May 2013 and, shortly thereafter, the Regents and LANS filed cross- and counter-claims against the Company and Dr. Warner.  The Company believes these counterclaims to be wholly without merit, and intends to vigorously defend against them.  No assurance can be given as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these counterclaims it would have a material adverse effect on the pending litigation, the Company and its operations. On August 5, 2013, the Company filed a demurrer against certain of the causes of action against the Company. Dr. Warner filed a motion to quash service for a lack of personal jurisdiction. The court set a trial date for July 14, 2014. Merits discovery in the California matter has re-commenced.

In October 2010, the Company filed suit against LANS and seven other co-defendants in the United States District Court For the Northern District of Illinois Eastern Division alleging the following: (i) breach of contract; (ii) fraud; (iii) intentional interference with contractual relations; and (iv) conspiracy and other related claims in connection with the September 2005 Agreement that was assigned to LANS in April 2006.  The Company alleges the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them.  The Company also alleges that LANS and other co-defendants improperly competed with the Company.  The Company is seeking relief including compensatory damages in excess of $600 million, as well as exemplary and punitive damages, interest, and costs.  In January 2012, this case was ordered to be transferred to Federal Court in New Mexico.  In February 2012, the case was transferred to Federal Court in New Mexico.  On May 4, 2012 LANS filed counterclaims in New Mexico Federal Court against the Company and Dr. Warner making various claims of ownership to the Company’s existing intellectual property and seeking unspecified damages.  The Company believes these counterclaims to be wholly without merit, and intends to vigorously defend against them.  No assurance can be given as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these counterclaims it would have a material adverse effect on the pending litigation, the Company and its operations.  This matter is currently stayed. After the Regents and LANS exhausted their appeal in the California action, and the California action was remitted to California state court, on July 24, 2013, the Company moved to have the New Mexico district court action, including cross- and counter-claims, dismissed for lack of subject matter. The court has not yet ruled on the Company’s motion.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. LITIGATION (continued)

Suit against The Regents of the University of California, Los Alamos National Security, et al. (continued)

In September 2011, the Company filed suit against the Regents and LANS in the Circuit Court of Cook County, Illinois (“Cook County Action”).   The Company's complaint alleges the following: (i) breach of contract; (ii) breach of the implied covenant of good faith; (iii) fraud; and (iv) fraudulent inducement, in connection with the September 2005 Agreement with the Regents assigned to LANS in April 2006.  The Company alleges the defendants breached a License Agreement, and made false representations that were critical to the Company's decision to enter into the Agreement.  The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  The Company is seeking relief for compensatory damages in excess of $600 million, as well as exemplary and punitive damage, interest, and costs. LANS removed the case to the United States District Court for the Northern District of Illinois Eastern Division, Case # 11-CV-07259.  In March 2012, the Company filed a motion to remand the case to the Circuit Court of Cook County, and on May 11, 2012 the case was remanded to the Circuit Court of Cook County.  The Company then amended the complaint in October 2012 to include claims against UChicago Argonne and Liaohai Chen, a manager and scientist at Argonne, for intentional interference with contractual relations and related claims.  The Company also added conspiracy claims against all defendants.  Argonne removed the case to United States District Court for the Northern District of Illinois Eastern Division on October 22, 2012.  The Company moved to remand the action back to the Circuit Court of Cook County and on February 1, 2013, the matter was remanded.  On April 24, 2013, the Company filed a Second Amended Complaint alleging essentially the same causes of action.  After the Regents and LANS exhausted their appeal in the California action, and the Californai action was remitted to California state court, the Company moved to have the Cook County matter dismissed. On July 26, 2013, the court entered entered an order dismissing the action, in its entirety, without prejudice.

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

In February 2013 a settlement agreement was entered into between the Company, Joel Bellows and Peter Baltrus, with respect to the October 2008 and December 2010 suits, which requires the exchange of 105,000 common shares for 105,000 shares of Series A Stock or Series B Stock and a cash payment of $240,000, together with interest thereon at 6% per annum, over a three-year period.  An accrual of $257,972 had been recorded to deal with this matter as of December 31, 2012. A further legal settlement expense of $115,273 was recorded to reflect the fair market value of the Series A Stock issued to Mr. Bellows during the six months ended June 30, 2013.

On April 30, 2013, the October 2008 and the December 2010 suits were dismissed, with prejudice.  In terms of this settlement agreement, the Company paid the first cash installment of $80,000 during March 2013 and on May 20, 2013, issued 105,000 shares of Series A Stock to Joel Bellows, in exchange for his 105,000 common shares. The Company and Dr. Benjamin Warner have filed post-settlement motions for the Judge in the matter to reconsider his May 16, 2013 ruling wherein the Company and Dr Benjamin Warner were compelled to comply with a disputed version of the settlement agreement which entitled Bellows to a prejudicial conversion formula of his Series A Stock into Series B Stock which is contrary to our settlement intentions. The motion has been briefed and the matter is set for hearing on September 18, 2013.

19. SUBSEQUENT EVENTS

Subsequent to June 30, 2013, during July 2013, the Company entered into an employment agreement to appoint Mr. Gary Altman as the Chief Executive Officer and President of the Company. The employment agreement is for a term of four years, pursuant to which Mr. Altman will be entitled to an annual base salary of $300,000, increasing to $325,000 on the first anniversary of the employment agreement and will also entitle Mr. Altman to discretionary performance and transactional bonus payments as well as certain other specified benefits. Additionally, Mr. Altman was granted options to purchase 514,900 shares of the Company’s common stock at an exercise price of $2.50 per share. These options will vest as to 64,360 six months after the effective date of the contract and the remaining options will vest equally over the following forty-two month period. The Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Altman.

Subsequent to the six months ended June 30, 2013, on July 18, 2013, a further 14,000 Series B units were issued to new investors at a price of $2.50 per unit and a further 1,400 seven-year warrants were issued to the placement agent at $2.75 per share as a placement agent fee.

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

Overview and Financial Condition

The Company is a drug discovery and pharmaceutical services company that is based on a proprietary x-ray fluorescence technology, called XRpro®. We offer what we believe to be uniquely broad and simple technologies to evaluate drug molecules, which increases the efficiency of analyzing and evaluating drug molecules for safety and efficacy at an early and less expensive stage of drug development. We currently offer our current and prospective customers analytical services using our technology to evaluate drug candidates for safety and efficacy. We believe that our technology can reduce the cost of drug discovery by detecting safety and efficacy issues at an early stage of development. To date, substantially all of our revenue has been derived from our analytical services that we have performed for United States governmental agencies. However, we expect that our future revenue will be derived from: (i) provision of our analytical drug discovery services to commercial customers as well as United States governmental agencies; and, (ii)  to a lesser extent, sales of new drug candidates that we identify using the XRpro® drug discovery instruments.

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

Recent Developments

During the period April 23, 2013 to May 10, 2013, we sold an aggregate of 1,104,000 series B preferred units at a per unit price of $2.50 and on July 18, 2013 a further 14,000 series B preferred units were sold at a price per unit of $2.50, each unit consisting of one share of Series B Preferred Stock (the “Series B Shares”) and a seven-year warrant to acquire one share of the Company’s common stock, par value, $0.001 per share (“Common Stock”) at an exercise price of $2.50 per share, for aggregate cash proceeds of $2,760,000 and $35,000, respectively, pursuant to separate purchase agreements entered into with each investor.  The Company intends to use the net proceeds of the above-described offering (the “Offering”) for working capital and general corporate purposes, including without limitation, to repay certain bridge loans and retention of new officers. The sale was part of a private placement offering in which the Company offered for sale on a “best efforts–all or none” basis up to 550,000 units (gross proceeds of $1,375,000, including the principal amount of bridge notes exchanged for Units, and on a “best efforts” basis the remaining 1,450,000 units for a maximum of 2,000,000 units (gross proceeds of $5,000,000).   The Offering has been extended until August 31, 2013.

The Company retained Taglich Brothers, Inc. as the exclusive Placement Agent for the Offering. In connection therewith, the Company agreed to pay the Placement Agent a 9% commission from the gross proceeds of the Offering, to date this commission totaled $285,300, and reimbursed approximately $35,000 in respect of out of pocket expenses, FINRA filing fees and related legal fees incurred by the Placement Agent in connection with the Offering. The Placement Agent will also receive warrants to purchase an aggregate of 126,800 shares of Common Stock, to date, representing 10% of the shares of Common Stock into which the Series B Preferred Shares issued in connection with the Offering are convertible (the “Placement Agent Warrants”), exercisable at $2.75 per share of Common Stock for a period of seven years. The Placement Agent Warrants contain cashless exercise provisions and customary anti-dilution protection and registration rights. The Placement Agent will also be entitled to receive cash compensation and warrants upon the sale of additional units in the private placement. In addition, as an advisory fee, the Placement Agent will receive warrants to purchase 160,000 shares of Common Stock at an exercise price of $2.75 and warrants to purchase 40,000 shares of Common Stock at an exercise price of $.01. In terms of its right to appoint two members to the Board of Directors of the Company, Taglich Brothers have appointed Mr. Michael Taglich and Vincent Palmieri as their representatives. The board member appointments became effective 10 days after the filing of a Schedule 14-F Information Statement on May 16, 2013.

Each holder of Series A Preferred Stock had also been offered the opportunity to exchange all of such holder’s shares of Series A Preferred Stock and any accrued but unpaid dividends up to and including April 30, 2013, for a number of Series B Shares, determined by dividing the amount of such holder’s initial investment in the securities of the Company plus any accrued and unpaid dividends outstanding as of April 30, 2013, by $2.50 per share. All of the Series A shareholders as of April 30, 2013, exercised their rights to conversion and 341,607 shares of Series A Preferred Stock, including accrued and unpaid dividends thereon, exchanged such shares for 862,283 Series B Shares,

On December 18, 2012 and during March and April 2013 we received $500,000 in gross proceeds from the issuance of ten convertible bridge notes in the aggregate principal amount of $500,000, of which notes in the aggregate principal amount of $375,000, together with interest thereon of $9,160 were converted into 153,664 Series B units and notes in the aggregate principal amount of $100,000, together with accrued interest thereon, were repaid on May 31, 2013. The remaining note in the aggregate principal of $25,000, together with accrued interest thereon, remains outstanding. The notes were issued as part of a unit that included warrants to purchase 600 shares of our common stock for each $1,000 of note principal at an exercise price of $3.00. The notes bear interest at 10% per annum compounded and payable quarterly at our option, until the maturity date which is defined as the earliest of December 31, 2013, or the closing of a subsequent financing transaction, or an event of default as defined in the notes. The notes also provides for a default interest rate of 15% per annum should any amounts due to the note holders in terms of this agreement, be in default. If we receive net proceeds of at least $3,000,000 from various litigation proceedings, the note holders receive a premium equal to thirty percent (30%) of the principal amount. The notes convert, at the option of the note holder, into securities of a subsequent financing at a conversion price equal to the purchase price of the securities in the subsequent financing. The note holders also have the option to convert some or all of the principal and interest due on the notes into shares of our common stock at a conversion price of $2.50 per share, unless a default has occurred and is continuing, at which instance the conversion price during the default period shall be $1.50 per share. The notes contain certain dilutive protective provisions.

During July 2013, the Company entered into an employment agreement to appoint Mr. Gary Altman as the Chief Executive Officer and President of the Company. The employment agreement is for a term of four years, pursuant to which Mr. Altman will be entitled to an annual base salary of $300,000, increasing to $325,000 on the first anniversary of the employment agreement and will also entitle Mr. Altman to discretionary performance and transactional bonus payments as well as certain other specified benefits. Additionally, Mr. Altman was granted options to purchase 514,900 shares of the Company’s common stock at an exercise price of $2.50 per share. These options will vest as to 64,360 six months after the effective date of the contract and the remaining options will vest equally over the following forty-two month period. The Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Altman.

Results of Operations for the three months ended June 30, 2013 and the three months ended June 30, 2012.

Revenues

We had revenues totaling $82,881 and $493,288 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $410,407 or 83.2%. Substantially all of our revenues have been derived from federal government contracts. Our revenue is dependent on the number of contracts we have in operation and the progress we have made on these contracts to date. We have an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, which was fully utilized and expired on July 31, 2013. The final $1,000,000 was made available for us to invoice our project expenses against with effect from August 1, 2013 expiring on July 31, 2014. However, we do not know how or if the federal government’s recent spending cuts, known as sequestration, will affect our ability to obtain future contracts.  The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

Going forward, based on financing, we plan to market our analytical services and educate potential customers concerning the advantages and value propositions of the XRpro® technology. While we are optimistic about our prospects, since this is a relatively new product offering with significantly different characteristics compared with existing equipment on the market (and we have not recognized significant revenues to date), there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for us to be profitable.

We are pursuing several leads for the use of our technology by several significant companies within the pharmaceutical sector; however there can be no assurance that such leads will be successful and result in revenue.

Cost of goods sold

Cost of goods sold totaled $99,624 and $174,488 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $74,864 or 42.9%. Our cost of goods sold is dependent on the progress made on each project to date. Cost of goods sold for the three months ended June 30, 2013 includes $6,250 paid to third parties to fund animal trials on the NIH contract mentioned above. Cost of sales is primarily comprised of direct expenses related to providing our services under our contracts.  These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the three months ended June 30, 2013 and 2012 respectively was $36,804 and $148,979, a decrease of $112,175 or 75.3% due to lower activity on Government contracts. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the three months ended June 30, 2013 and 2012, respectively was laboratory supplies of $54,715 and $20,492. The increase in laboratory supplies used during the current period was due to experiments run for prospective customers.

Gross (loss)/profit

Gross (loss)/profit was $(16,743) and $318,800 for the three months ended June 30, 2013 and 2012, respectively. The gross (loss)/margin as a percentage of sales were (20.2)% and 64.6%, respectively and relate primarily to our Federal government contracts and may not be indicative of anticipated future results due to the Company’s plan to diversify its source of revenues into the provision of services or usage arrangements. The decrease in our gross profit is primarily due to the labor costs incurred on prospective customers and the increase in our laboratory supply expenses used to run experiments for these prospective customers.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $926,945 and $597,547 for the three months ended June 30, 2013 and 2012, respectively, an increase of $329,398 or 55.1%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended June 30,		Increase/	Percentage
	2013	2012	(decrease)	change

Marketing and selling expenses	$2,150	$27,669	$(25,519)	(92.2)%

Salary expenses	138,525	52,396	86,129	164.4%

Research and development salaries	39,972	5,184	34,788	671.1%

Stock option compensation charge	185,326	20,279	165,047	813.9%

Legal fees	211,266	338,656	(127,390)	(37.6)%

Consulting fees	101,876	69,544	32,332	46.5%

Audit fees	7,560	9,200	(1,640)	(17.8)%

Legal Settlement accrual	115,273	-	115,273	-
	$801,948	$522,928	$279,020	53.4%

Marketing and selling expenses, in the prior period, included professional promotional activities to promote our XRpro equipment and services. This expense was a once-off expense that was incurred in the prior year.

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

Total salary expenditure for the three months ended June 30, 2013 and 2012, respectively is included in the following expense categories:

	Three months ended June 30,		Increase/	Percentage
	2013	2012	(decrease)	change
Cost of sales	$36,804	$148,979	$(112,175)	(75.3)%

Selling, general and administrative expenses	138,525	52,396	86,129	164.4%

Research and development salaries	39,972	5,184	34,788	671.1%

	$215,301	$206,559	$8,742	4.2%

The increase in total salary expenditure for the three months ended June 30, 2013 of $8,742 is due to the employment of an additional scientist who has subsequently resigned, offset by the termination of our in-house legal counsel in the prior year.

The salary expense included in cost of sales for the three months ended June 30, 2013 decreased by $112,175 or 75.3%. The lower salary expense in the current year was due to the substantial completion of current Government contracts. The decrease of salary expense charged to cost of sales for the three months ended June 30, 2013 resulted in a corresponding increase in salary expense charged to Selling, general and administrative expenses and research and development salaries for the three months ended June 30, 2013.

The salary expense charged to Selling, general and administrative expenses for the three months ended June 30, 2013 increased by $86,129 or 164.4% due to the decrease in salary expense charged to cost of sales and the increase in total salary expense as discussed above.

Research and development salaries for the three months ended June 30, 2013 increased due to scientific employees having time available to conduct research experiments and to develop consumables for the XRpro® equipment.

The stock option compensation charge increased over the prior year due to 625,000 options issued to certain members of management and consultants to the Company in connection with a fund raising exercise that was substantially completed during the three months ended June 30, 2013.

Legal fees decreased by $127,390 over the prior period due to increased activity on the Bellows matter in the prior year and legal expenses incurred on the S-1 Filing which was completed in the prior year, partially offset by increased legal expenses in connection with the private placement recently undertaken by the Company. For additional information on our legal matters, see Item 3- Legal Proceedings.  The legal expenses incurred on the LANS and Bellows matters are not connected with our regular business activities and while still ongoing should be viewed as non-operating expenses.

The increase in consulting fees over the prior period is primarily due to the employment of Gary Altman as a consultant to the Company. Mr. Altman has subsequently been appointed as the CEO and President of the Company during July 2013.

The decrease in audit fees is due to the prior year including fees for the completion of our S-1 filing during that period.

The increase in the legal settlement accrual expense of $115,273 relates to the valuation of series A shares issued to Mr. Bellows in terms of a legal settlement agreement reached with him. This is a once off cost that was determined using a Black Scholes valuation model and is not expected to recur.

Depreciation and Amortization

We recognized depreciation expenses of $28,044 and $19,932 for the three months ended June 30, 2013 and 2012, respectively, the increase in the depreciation charge is primarily due to the addition of an XRpro® instrument in the third quarter of the prior year. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expenses were $12,921 for each of the three months ended June 30, 2013 and 2012.  Amortization expenses relates to the amortization of license fees paid to Los Alamos National Laboratories for the use of certain patents.

Interest  expense

Interest expense totaled $119,794 and $4,392 for the three months ended June 30, 2013 and 2012, respectively. The increase in interest expense is primarily due to the following; i) interest incurred and the non-cash amortization of discount on the Bridge notes issued to investors during the last quarter of the prior year and the six months of the current year amounting to $109,681, ii) interest incurred on the commercial loan entered into in June 2012 increased by $1,576, iii) interest incurred on the LANB line of credit increased by $1,217 over the prior period due to the increase in the principal balance outstanding from $50,000, in the prior year to $168,000 in the current year, and iv) interest accrued on the legal settlement reached with Joel Bellows in February 2013 amounted to $3,200.

Change in derivative liabilities

The fair value of derivative liabilities was re-assessed at June 30, 2013 using a Black Scholes valuation model resulting in the reduction of the liability by $59,728 due to a change in the underlying valuation assumptions.

Net loss

Net loss totaled ($1,044,155) and ($315,853) for the three months ended June 30, 2013 and 2012, respectively. The increased loss is primarily due to the lower revenues and lower margins earned, increased expenditure and the increase in interest expense as discussed above.

Results of Operations for the six months ended June 30, 2013 and the six months ended June 30, 2012.

Revenues

We had revenues totaling $320,295 and $871,025 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $550,730 or 63.2%. Substantially all of our revenues have been derived from federal government contracts. Our revenue is dependent on the number of contracts we have in operation and the progress we have made on these contracts to date. We have an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, which was fully utilized and expired on July 31, 2013. The final $1,000,000 was made available for us to invoice our project expenses against with effect from August 1, 2013 expiring on July 31, 2014. However, we do not know how or if the federal government’s recent spending cuts, known as sequestration, will affect our ability to obtain future contracts.  The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

Going forward, based on financing, we plan to market our analytical services and educate potential customers concerning the advantages and value propositions of the XRpro® technology. While we are optimistic about our prospects, since this is a relatively new product offering with significantly different characteristics compared with existing equipment on the market (and we have not recognized significant revenues to date), there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for us to be profitable.

We are pursuing several leads for the use of our technology by several significant companies within the pharmaceutical sector; however there can be no assurance that such leads will be successful and result in revenue.

Cost of goods sold

Cost of goods sold totaled $271,723 and $352,124 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $80,401 or 22.8%. Our cost of goods sold is dependent on the progress made on each project to date. Cost of goods sold for the six months ended June 30, 2013 includes $62,500 paid to third parties to fund animal trials on the NIH contract mentioned above. Cost of sales is primarily comprised of direct expenses related to providing our services under our contracts.  These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the six months ended June 30, 2013 and 2012 respectively was $117,744 and $290,202, a decrease of $172,458 or 59.4% due to lower activity on Government contracts. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the six months ended June 30, 2013 and 2012, respectively was laboratory supplies of $85,004 and $50,622. The increase in laboratory supplies used during the current period was due to experiments run for prospective customers.

Gross profit

Gross profit was $48,572 and $518,901 for the six months ended June 30, 2013 and 2012, respectively. The gross margin as a percentage of sales were 15.2% and 59.6%, respectively and relate primarily to our Federal government contracts and may not be indicative of anticipated future results due to the Company’s plan to diversify its source of revenues into the provision of services or usage arrangements.   The decrease in our gross profit is primarily due to the labor costs incurred on running experiments for prospective customers and the increase in our laboratory supply expenses used to run experiments for these prospective customers and the cost of third parties used to conduct animal trials on our NIH contract, as discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $1,489,991 and $1,076,038 for the six months ended June 30, 2013 and 2012, respectively, an increase of $413,953 or 38.5%.

The major expenses making up selling, general and administrative expenses included the following:

	Six months ended June 30,		Increase/	Percentage
	2013	2012	(decrease)	change

Marketing and selling expenses	$10,011	$79,897	$(69,886)	(87.5)%

Salary expenses	261,325	125,202	136,123	108.7%

Research and development salaries	75,403	23,049	52,354	227.1%

Stock option compensation charge	229,259	40,573	188,686	465.1%

Legal fees	394,219	521,536	(127,317)	(24.4)%

Consulting fees	160,876	112,051	48,825	43.6%

Audit fees	36,760	26,700	$10,060	37.7%

Legal settlement accrual	115,273	-	$115,273	100.0%
	$1,283,126	$929,008	354,118	38.1%

Marketing and selling expenses, in the prior period, included professional promotional activities to promote our XRpro equipment and services. This expense was a once-off expense that was incurred in the prior year.

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

Total salary expenditure for the six months ended June 30, 2013 and 2012, respectively is included in the following expense categories:

	Six months ended June 30,		Increase/	Percentage
	2013	2012	(decrease)	change
Cost of sales	$117,744	$290,202	$(172,458)	(59.4)%

Selling, general and administrative expenses	261,325	125,202	136,123	108.7%

Research and development salaries	75,403	23,049	52,354	227.1%

	$454,472	$438,453	$16,019	3.7%

The increase in total salary expenditure for the six months ended June 30, 2013 of $16,019 is due to the employment of an additional scientist who has subsequently resigned, offset by the termination of our in-house legal counsel in the prior year.

The salary expense included in cost of sales for the six months ended June 30, 2013 decreased by $172,458 or 59.4%.  The lower salary expense in the current year was due to the substantial completion of current Government contracts with extended contracts expected to commence in August 2013. The decrease of salary expense charged to cost of sales for the six months ended June 30, 2013 resulted in a corresponding increase in salary expense charged to Selling, general and administrative expenses and research and development salaries for the six months ended June 30, 2013.

The salary expense charged to Selling, general and administrative expenses for the six months ended June 30, 2013 increased by $136,123 or 108.7% due to the decrease in salary expense charged to cost of sales and the increase in total salary expense as discussed above.

Research and development salaries for the six months ended June 30, 2013 increased due to scientific employees having time available to conduct research experiments and to develop consumables for the XRpro® equipment.

The stock option compensation charge increased over the prior year due to 625,000 options issued to certain members of management and consultants to the Company in connection with a fund raising exercise that was substantially completed during the last fiscal quarter.

Legal fees decreased by $127,317 over the prior period due to increased activity on the LANS and Bellows matters in the prior year and legal expenses spent on the S-1 filing by the Company in the prior year. For additional information on our legal matters, see Item 3- Legal Proceedings.  The legal expenses incurred on the LANS and Bellows matters are not connected with our regular business activities and while still ongoing should be viewed as non-operating expenses.

The increase in consulting fees over the prior period is primarily due to an increase in financial support provided to us to meet the ongoing public reporting requirements and for capital raising expertise and the employment of Gary Altman as a consultant to the Company during the current period. Mr. Altman has subsequently been appointed as the CEO and President of the Company during July 2013.

The increase in audit fees is due to the completion of the 2012 year-end audit during the six month period.

Depreciation and Amortization

We recognized depreciation expenses of $55,650 and $39,024 for the six months ended June 30, 2013 and 2012, respectively, the increase in the depreciation charge is primarily due to the addition of an XRpro® instrument in the third quarter of the prior year. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expenses were $25,842 for each of the six months ended June 30, 2013 and 2012.  Amortization expenses relates to the amortization of license fees paid to Los Alamos National Laboratories for the use of certain patents.

Interest  expense

Interest expense totaled $139,701 and $7,838 for the six months ended June 30, 2013 and 2012, respectively. The increase in interest expense is primarily due to the following; i) interest incurred and the amortization of discount on the Bridge notes issued to investors during the last quarter of the prior and the current year amounting to $121,840, ii) increase in interest expense incurred on the commercial loan entered into in June 2012 of $3,606, iii) interest incurred on the LANB line of credit increased by $3,045 over the prior period due to the increase in the balance outstanding from $50,000 to $168,000, and iv) interest accrued on the legal settlement reached with Joel Bellows in February 2013 amounted to $3,200.

Change in derivative liabilities

The fair value of derivative liabilities was re-assessed at June 30, 2013 using a Black-Scholes valuation model resulting in an additional liability of $148,571 due to a change in the underlying valuation assumptions.

Net loss

Net loss totaled ($1,810,498) and ($629,347) for the six months ended June 30, 2013 and 2012, respectively. The increased loss is primarily due to the lower revenues and lower margins earned, increased expenditure, increased interest expense and the change in the fair value of derivative liabilities as discussed above.

Liquidity and Capital Resources

We have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants. As of June 30, 2013 our Company had cash totaling $1,690,490, other current assets totaling $231,157, and total assets of $2,914,894. We had total current liabilities of $3,029,386, including a derivative financial liability of $1,995,715, and a net working capital deficit of $1,107,739. Total liabilities were $3,417,268 and the Series A convertible redeemable preferred stock totaled $133,350 resulting in a stockholders’ deficit of ($635,724).

During April 2013 we received $100,000 from certain note holders to provide temporary funding to the business; these funds together with interest thereon were repaid in April 2013. We received $250,000 in gross proceeds from the issuance of seven convertible bridge notes in the aggregate principal amount of $250,000, of which $100,000 of these proceeds were used to repay the $100,000 notes on April 4, 2013. The Bridge notes were issued as part of a unit that included warrants to purchase 600 shares of our common stock for each $1,000 of note principal. During April 2013, $375,000, together with interest thereon of $9,160, of the $500,000 bridge notes outstanding, converted their notes into 153,664 Series B Preferred units, at $2.50 per unit. Each unit consists of a Series B Stock and a warrant to purchase a share of common stock at $2.50 per share. During May 2013, $100,000 of the remaining Bridge Notes, together with interest thereon, was repaid to the Bridge note holders. The remaining Bridge note of $25,000 including interest thereon remains outstanding and may be repaid out of available cash balances.

During the period April to June 2013, we issued 1,104,000 Series B preferred units to investors for gross proceeds of $2,760,000 at $2.50 per unit, to fund future operations.  In addition to this, we paid the placement agents, Taglich Brothers, a fee of $282,150 out of the gross proceeds realized, representing 9% of the gross proceeds raised, including the proceeds of any Bridge notes which converted into Series B Preferred units. Subsequent to June 30, 2013 on July 18, 2013 we issued a further 14,000 Series B preferred units to investors for gross proceeds of $35,000 at $2.50 per unit to fund future operations, we paid a further $3,150 s a placement agent fee out of these proceeds.

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

The funding facility of $750,000 available to us from the Los Alamos National Bank (“LANB”) has been reduced to the current capital balance outstanding of $167,943 and temporarily extended to August 23, 2013. We are in negotiations with LANB to extend this facility, repay this facility or re-negotiate the terms of both this facility and the commercial loan facility advanced to us. The facility currently bears interest at a coupon of the Wall Street Journal Prime rate plus 1% with a floor of 3.25% per annum. The loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. The loan is personally guaranteed by Benjamin Warner, our Chief Scientific Officer and majority common shareholder. The loan agreement provides that we cannot incur, permit or assume (i) any debt except: existing debt as of the date the loan agreements were executed, debts subordinate to the loan or accounts payable incurred in the ordinary course of business or (ii) any liens other than inconsequential liens incurred in the ordinary course of business. These restrictions may limit our ability to raise debt financing in the future. The lender can demand payment in full upon an event of default which includes an insolvency or bankruptcy, business termination through merger dissolution or reorganization, a default under any of the loan documents with the bank or any other agreement with the bank.

As of June 30, 2013, we owed $225,732 in accordance with the terms of a Project Participation Agreement with the Incorporated County of Los Alamos that we entered into in September 2006. The loan bears interest at a rate of 5% per annum, is for a thirteen year term, with monthly repayments of $3,547 that commenced on September 21, 2009.

As of June 30, 2013, we owed $131,360 in accordance with the commercial loan agreement with Los Alamos National Bank entered into on June 8, 2012 to purchase an XRpro instrument to be used for demonstration and the provision of services to our potential customers. This loan is for a period of 7 years, bears interest at the rate of the Wall Street Journal prime interest rate plus 1.5% with a floor of 6% per annum and is repayable in equal monthly installments of $2,169. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. The loan is personally guaranteed by Dr. Benjamin Warner, our Chief Scientific Officer and majority common shareholder.    The loan agreement provides that we cannot incur, permit or assume (i) any debt, except: existing debt as of the date the loan agreements were executed, debts subordinate to the loan or accounts payable incurred in the ordinary course of business or (ii) any liens other than inconsequential liens incurred in the ordinary course of business. The lender can demand payment in full upon an event of default which includes an insolvency or bankruptcy, business termination through merger dissolution or reorganization, a default under any of the loan documents with the bank or any other agreement with the bank.

An analysis of our cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2012 is provided below:

	Six months ended June 30, 2013	Six months ended June 30, 2012

Net cash used by operating activities	$(1,201,864)	$(717,607)

Net cash used in investing activities	(89,717)	(26,198)

Net cash provided by financing activities	2,603,428	214,569

Net increase/(decrease) in cash and cash equivalents	$1,311,847	$(529,236)

Net cash used in operating activities was $(1,201,864) and $(717,607) for the six months ended June 30, 2013 and 2012, respectively. The increase in cash used in operating activities was primarily due to the following:

	Six months ended June 30,		Increase/	Percentage
	2013	2012	(decrease)	change

Net loss	$(1,810,498)	$(629,347)	$(1,181,151)	(187.7)%

Adjustments for non-cash items	709,974	105,439	604,535	573.3%

Changes in operating assets and liabilities	(101,340)	(193,699)	92,359	47.7%

	$(1,201,864)	$(717,607)	$(484,257)	(67.5)%

The increase in the net loss is discussed under net loss in the results of operations for the six months ended June 2013 and 2012, respectively.

The change in adjustments for non-cash items is primarily due to the amortization of the bridge note discount of $111,050, the increase in stock based compensation of $188,686 due to the issue of 625,000 options to management and consultants, discussed above, the change in the derivative liability of $148,571, discussed above and the increase in the legal settlement accrual of 115,273, discussed above.

The changes in operating assets and liabilities included: (i) an increase in accounts receivable of $(10,757) which is primarily due to the timing of receipts before or after month end from our primarily government customers; (ii) an increase in our prepaid expenses due to a temporary security deposit of $100,000 paid to secure the Boston office lease, which was refunded in July 2013 and Directors and Officers insurance of $41,600 prepaid for the period ended May 2014 and iii)  the increase in the accounts payable balance of $94,647 including; legal expenses related to the Bellows matter of $41,165, and payables incurred primarily for fixed asset purchases of $33,000.

Net cash used in investing activities was $89,717 for the six months ended June 30, 2013. This was primarily due to laboratory equipment purchased for the Boston laboratory and an investment in a Certificate of Deposit to secure the Boston office lease.

Net cash provided by financing activities was $2,603,428 and $214,569 for the six months ended June 30, 2013 and 2012, respectively and is made up as follows:

	Six months ended June 30,		Increase/	Percentage
	2013	2012	(decrease)	change

Movement in borrowings from banks and third parties	$(24,422)	$183,821	$(208,243)	(113.3)%

Movement in Bridge Loans	150,000	-	150,000	100.0%

Net proceeds from stock issues	2,477,850	57,500	2,420,350	4,209.3%

Dividends paid	-	(26,752)	26,752	100.0%

	$2,603,428	$214,569	$2,388,859	1,113.3%

The movement in borrowings from banks and third parties in the current period included repayments of the Los Alamos National Bank and the Los Alamos County loans. The movement in the prior year represented a cash advance on the LANB letter of credit, a new equipment financing loan advanced by Los Alamos National bank net of repayments of the Los Alamos county loan.

The proceeds from stock issued in the current year include the net proceeds realized on the issue of 1,104,000 Series B preferred units discussed under liquidity and capital resources above. The proceeds from stock issued in the prior year represented the issuance of 10,088 Series A Preferred units at an issue price of $5.70 per unit.

The dividend paid in the prior year represents the payment of dividends due to Series A Stockholders who elected to receive cash dividends at $0.46 per share instead of shares of common stock at $5.70 per share.

Capital Expenditures

Our current plan is to restrict our capital expenditure to equipment necessary for the efficient functioning of our laboratory in Boston. Once we have established commercial customers, we will consider the addition of Bruker XRpro instruments to enhance our capacity.  Bruker produces the XRpro products that we market and our corporate facilities are contracted for with third parties and therefore do not require us to make capital purchases in this area.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that due to a lack of segregation of duties the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.   Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30 , 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

Suit against The Regents of the University of California, Los Alamos National Security, et al.

The Company filed suit against the Regents of the University of California (the “Regents”) and Los Alamos National Security LLC (“LANS”) in California Superior Court in San Francisco in December 2007. This suit alleges (i) breach of contract and (ii) fraud in connection with an exclusive Patent Licensing Agreement (the “Agreement”) originally entered into between the Company and the Regents in September 2005, and assigned to LANS in April 2006. The Company alleges the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement; and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them. The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  The Company is seeking relief for compensatory damages potentially in excess of $600 million, as well as exemplary and punitive damages, interest, and costs. This suit was dismissed for reason of lack of subject matter jurisdiction by the California Superior Court in 2010.  On April 24, 2012, the trial Court’s dismissal for lack of subject matter jurisdiction was reversed in full by the California Court of Appeal. The defendants unsuccessfully attempted to appeal this decisions to the California Supreme Court and, subsequently, to the Supreme Court of the United States. On February 25, 2013, the Supreme Court denied defendants’ petition for certiorari and the matter was remitted to California Superior Court.  On March 22, 2013, The Regents and LANS moved to re-file certain counterclaims against the Company and Benjamin Warner that had been dismissed voluntarily without prejudice after the matter was dismissed for lack of subject matter jurisdiction in 2010.   The motion was granted in May 2013 and, shortly thereafter, the Regents and LANS filed cross- and counter-claims against the Company and Dr. Warner.  The Company believes these counterclaims to be wholly without merit, and intends to vigorously defend against them.  No assurance can be given as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these counterclaims it would have a material adverse effect on the pending litigation, the Company and its operations. On August 5, 2013, the Company filed a demurrer against certain of the causes of action against the Company. Dr. Warner filed a motion to quash service for a lack of personal jurisdiction. The court set a trial date for July 14, 2014. Merits discovery in the California matter has re-commenced.

In October 2010, the Company filed suit against LANS and seven other co-defendants in the United States District Court For the Northern District of Illinois Eastern Division alleging the following: (i) breach of contract; (ii) fraud; (iii) intentional interference with contractual relations; and (iv) conspiracy and other related claims in connection with the September 2005 Agreement that was assigned to LANS in April 2006.  The Company alleges the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them.  The Company also alleges that LANS and other co-defendants improperly competed with the Company.  The Company is seeking relief including compensatory damages in excess of $600 million, as well as exemplary and punitive damages, interest, and costs.  In January 2012, this case was ordered to be transferred to Federal Court in New Mexico.  In February 2012, the case was transferred to Federal Court in New Mexico.  On May 4, 2012 LANS filed counterclaims in New Mexico Federal Court against the Company and Dr. Warner making various claims of ownership to the Company’s existing intellectual property and seeking unspecified damages.  The Company believes these counterclaims to be wholly without merit, and intends to vigorously defend against them.  No assurance can be given as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these counterclaims it would have a material adverse effect on the pending litigation, the Company and its operations.  This matter is currently stayed. After the Regents and LANS exhausted their appeal in the California action, and the California action was remitted to California state court, on July 24, 2013, the Company moved to have the New Mexico district court action, including cross- and counter-claims, dismissed for lack of subject matter. The court has not yet ruled on the Company’s motion.

In September 2011, the Company filed suit against the Regents and LANS in the Circuit Court of Cook County, Illinois (“Cook County Action”).   The Company's complaint alleges the following: (i) breach of contract; (ii) breach of the implied covenant of good faith; (iii) fraud; and (iv) fraudulent inducement, in connection with the September 2005 Agreement with the Regents assigned to LANS in April 2006.  The Company alleges the defendants breached a License Agreement, and made false representations that were critical to the Company's decision to enter into the Agreement.  The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  The Company is seeking relief for compensatory damages in excess of $600 million, as well as exemplary and punitive damage, interest, and costs. LANS removed the case to the United States District Court for the Northern District of Illinois Eastern Division, Case # 11-CV-07259.  In March 2012, the Company filed a motion to remand the case to the Circuit Court of Cook County, and on May 11, 2012 the case was remanded to the Circuit Court of Cook County.  The Company then amended the complaint in October 2012 to include claims against UChicago Argonne and Liaohai Chen, a manager and scientist at Argonne, for intentional interference with contractual relations and related claims.  The Company also added conspiracy claims against all defendants.  Argonne removed the case to United States District Court for the Northern District of Illinois Eastern Division on October 22, 2012.  The Company moved to remand the action back to the Circuit Court of Cook County and on February 1, 2013, the matter was remanded.  On April 24, 2013, the Company filed a Second Amended Complaint alleging essentially the same causes of action.  After the Regents and LANS exhausted their appeal in the California action, and the Californai action was remitted to California state court, the Company moved to have the Cook County matter dismissed. On July 26, 2013, the court entered entered an order dismissing the action, in its entirety, without prejudice.

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

On April 30, 2013, the October 2008 and the December 2010 suits were dismissed, with prejudice.  In terms of this settlement agreement, the Company paid the first cash installment of $80,000 during March 2013 and on May 20, 2013, issued 105,000 shares of Series A Stock to Joel Bellows, in exchange for his 105,000 common shares. The Company and Dr. Benjamin Warner have filed post-settlement motions for the Judge in the matter to reconsider his May 16, 2013 ruling wherein the Company and Dr Benjamin Warner were compelled to comply with a disputed version of the settlement agreement which entitled Bellows to a prejudicial conversion formula of his Series A Stock into Series B Stock which is contrary to our settlement intentions. The motion has been briefed and the matter is set for hearing on September 18, 2013.

As of June 30, 2013 we have spent a total of $855,126 with respect to these cases, of which $108,604 was spent during the six months ended June 30, 2013.

Item 1A. Risk Factors.

Risks Related to the Company

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the six months ended June 30, 2013 we had a net loss of ($1,810,498 ). For the year ended December 31, 2012 and December 31, 2011, we had a net loss of ($792,061) and ($2,152,923), respectively.  We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans for the sale of our instruments and services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

Substantially all of our net revenue has been generated from services provided to governmental agencies.  If such agencies were to terminate their existing agreement with us or no longer continue to use our services, our net revenue and results of operations would be adversely affected.

To date we have derived substantially all of our revenue from services we performed for two governmental agencies. For the quarter ended June 30, 2013 substantially all of our revenue was derived from two different research projects for the same two governmental agencies. For the year ended December 31, 2012 substantially all of our revenue was derived from three different research projects for the same two governmental agencies As of the date hereof we have one existing contract with the National Institutes of Health (“NIH”) and one contract with the Department of Defense pursuant to which we are still performing services.  We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012 which was fully utilized and expired on July 31, 2013. The final $1,000,000 was made available for us to invoice our project expenses against with effect from August 1, 2013 expiring on July 31, 2014.  However, under NIH policies the contracts can be terminated in whole or in part by the government for convenience at any time and in such case we would be entitled to payment of our costs incurred in the performance of the work terminated. If there were to be a decline in the demand for our services from governmental agencies, or the two governmental agencies from which we have received funding were required to reduce spending, our net revenue would be significantly impacted, which would negatively affect our business, financial condition and results of operations and may affect our ability to continue operations.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss for the six months ended June 30, 2013 of ($1,810,498 ), for the year ended December 31, 2012 of ($792,061) and for the year ended December 31, 2011 of ($2,152,923). Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our marketing plan. Other than our $167,943 funding facility from Los Alamos National Bank, all of which is currently outstanding, which has certain restrictions on future incurrence of debt that may limit our ability to raise additional money through the issuance of debt, we do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services provided will provide us with enough funds to continue our operations at our current level for an additional eight months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations, limit our marketing expenditures and concentrate solely on our government contracting services. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

Our financial statements had been prepared assuming that the Company will continue as a going concern.

We have generated losses to date and have limited working capital. We incurred a net loss of for the six months ended June 30, 2013 of $(1,810,498). At June 30, 2013 we had an accumulated deficit of $(10,654,430) and a working capital deficiency of $(1,107,739). We have generated losses to date and have limited working capital.  At December 31, 2012 we had an accumulated deficit of $(6,967,435) and a working capital deficiency of $(742,499). We incurred a net loss of for the year ended December 31, 2012 of $(792,061) and for the year ended December 31, 2011 of $(2,152,923). These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm for the years ended December 31, 2012 and 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report included herein. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our company. The going concern opinion may affect our ability to obtain financing because investors may be hesitant to invest in a company if its auditors make such a disclosure.

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

Until recently, our business has been solely dependent upon revenue derived from government agencies for services performed by us. We have derived only minimal revenue from the provision of our analyses services to biotech and pharmaceutical companies and there can be no assurance that the future revenue received from these customers will increase,  nor have any drug candidates that we discover while conducting our chemical analyses been approved by the FDA or commercialized from our technology.  There can be no assurance that  our commercialization efforts will be successful.

The life sciences research market is characterized by rapid technological change and frequent new product introductions. Our future success may depend on our ability to enhance our current products and to develop and introduce, on a timely basis, new products that address the evolving needs of our customers. We may experience difficulties or delays in our development efforts with respect to new products and the provision of our services, and we may not ultimately be successful in developing or commercializing them, which would harm our business. Any significant delay in releasing products or providing services could cause our revenues to suffer, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, our future success depends on our continued ability to develop new applications for our existing products and continuing to provide our current services. If we are not able to complete the development of these applications, or if we experience difficulties or delays, we may lose our current customers and may not be able to attract new customers, which could seriously harm our business and our future growth prospects.

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

We expect to spend a significant amount of time and resources to develop new products and refine existing products, and have spent significant time and money developing our XRpro® instruments. We commenced development of our XRpro® instruments in the year 2000 and since then have developed four enhanced versions of our original instrument; each enhancement was developed over an approximate two year period of time. Although we do not intend to enhance our XRpro® instruments in the near future, we may be forced to do so if customers request any modifications or enhancements. Our research and development expense for the six months ended June 30, 2013 was approximately $75,403, most of which was used to develop our XRpro® instruments and product line. In light of the long product development cycles inherent in our industry, any developmental expenditure will be made well in advance of the prospect of deriving revenues from the sale of new products. Our ability to commercially introduce and successfully market new products will be subject to a wide variety of challenges during this development cycle that could delay introduction of these products. In addition, since our potential customers are not expected to be obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, our operating results will suffer. Our products may also be priced higher than competitive products, which may impair commercial acceptance. We cannot predict whether new products that we expect to introduce will achieve commercial acceptance.

Our limited marketing capability may limit our ability to gain commercial acceptance of our XRpro®products and servicest and cause our future operating results to suffer.

Our future operating results will suffer if our products and services do not achieve commercial acceptance. Our ability to gain commercial acceptance of our XRpro® products and services will be limited by our marketing capability. Until such time as we have increased financial resources, we do not anticipate expending large sums of money on a sales force for our XRpro® products and services or our marketing efforts.

Our Chief Scientific Officer beneficially owns a substantial portion of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company.

The concentration of ownership of our stock could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. Our Chief Scientific Officer beneficially owns 3,322,432 shares of our common stock as of June 30, 2013, representing 74.9% of our outstanding shares of common stock on a fully diluted basis. Accordingly, our Chief Scientific Officer would have significant influence over the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our securities, you may have no effective voice in the management of our Company. Such significant influence over control of our Company may adversely affect the price of our common stock. Our principal stockholder may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, as well as mergers or other business combinations which require the vote of a majority of our outstanding shares. Such significant influence may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

We are highly dependent on the employment services of Dr. Benjamin Warner, our Chief Scientific Officer. The loss of Dr. Warner’s services could adversely affect us. We are also dependent on the other members of our management, engineering and scientific staff. The loss of the service of any of these persons could seriously harm our product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, and software and electronic engineering and recruitment and retention of personnel, particularly for employees with technical expertise, is uncertain. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business and may result in us relocating some or all of our operations.

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

As of June 30, 2013, we had spent $1,428,296 with respect to certain litigation with LANS in order to attempt to recover damages for lost opportunities. We believe the managers of LANS have not fully complied with their responsibilities under the Agreement. However there can be no assurance of success in this effort. In addition, there can be no assurance that the managers of LANL will further comply with their responsibilities under the Patent License Agreement.

The Company filed suit against the Regents of the University of California (the “Regents”) and Los Alamos National Security LLC (“LANS”) in California Superior Court in San Francisco in December 2007. This suit alleges (i) breach of contract and (ii) fraud in connection with an exclusive Patent Licensing Agreement (the “Agreement”) originally entered into between the Company and the Regents in September 2005, and assigned to LANS in April 2006. The Company alleges the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement; and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them. The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  The Company is seeking relief for compensatory damages potentially in excess of $600 million, as well as exemplary and punitive damages, interest, and costs. This suit was dismissed for reason of lack of subject matter jurisdiction by the California Superior Court in 2010.  On April 24, 2012, the trial Court’s dismissal for lack of subject matter jurisdiction was reversed in full by the California Court of Appeal. The defendants unsuccessfully attempted to appeal this decisions to the California Supreme Court and, subsequently, to the Supreme Court of the United States. On February 25, 2013, the Supreme Court denied defendants’ petition for certiorari and the matter was remitted to California Superior Court.  On March 22, 2013, The Regents and LANS moved to re-file certain counterclaims against the Company and Benjamin Warner that had been dismissed voluntarily without prejudice after the matter was dismissed for lack of subject matter jurisdiction in 2010.   The motion was granted in May 2013 and, shortly thereafter, the Regents and LANS filed cross- and counter-claims against the Company and Dr. Warner.  The Company believes these counterclaims to be wholly without merit, and intends to vigorously defend against them.  No assurance can be given as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these counterclaims it would have a material adverse effect on the pending litigation, the Company and its operations. On August 5, 2013, the Company filed a demurrer against certain of the causes of action against the Company. Dr. Warner filed a motion to quash service for a lack of personal jurisdiction. The court set a trial date for July 14, 2014. Merits discovery in the California matter has re-commenced.

In October 2010, the Company filed suit against LANS and seven other co-defendants in the United States District Court For the Northern District of Illinois Eastern Division alleging the following: (i) breach of contract; (ii) fraud; (iii) intentional interference with contractual relations; and (iv) conspiracy and other related claims in connection with the September 2005 Agreement that was assigned to LANS in April 2006.  The Company alleges the defendants made false representations that were critical to its decision to enter into the Agreement including: (i) the Regents was the lawful owner of the patent rights covered by the Agreement and (ii) the Regents would prosecute and maintain these patent rights and notify the Company if it decided to abandon them.  The Company also alleges that LANS and other co-defendants improperly competed with the Company.  The Company is seeking relief including compensatory damages in excess of $600 million, as well as exemplary and punitive damages, interest, and costs.  In January 2012, this case was ordered to be transferred to Federal Court in New Mexico.  In February 2012, the case was transferred to Federal Court in New Mexico.  On May 4, 2012 LANS filed counterclaims in New Mexico Federal Court against the Company and Dr. Warner making various claims of ownership to the Company’s existing intellectual property and seeking unspecified damages.  The Company believes these counterclaims to be wholly without merit, and intends to vigorously defend against them.  No assurance can be given as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these counterclaims it would have a material adverse effect on the pending litigation, the Company and its operations.  This matter is currently stayed. After the Regents and LANS exhausted their appeal in the California action, and the California action was remitted to California state court, on July 24, 2013, the Company moved to have the New Mexico district court action, including cross- and counter-claims, dismissed for lack of subject matter. The court has not yet ruled on the Company’s motion.

In September 2011, the Company filed suit against the Regents and LANS in the Circuit Court of Cook County, Illinois (“Cook County Action”).   The Company's complaint alleges the following: (i) breach of contract; (ii) breach of the implied covenant of good faith; (iii) fraud; and (iv) fraudulent inducement, in connection with the September 2005 Agreement with the Regents assigned to LANS in April 2006.  The Company alleges the defendants breached a License Agreement, and made false representations that were critical to the Company's decision to enter into the Agreement.  The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  The Company is seeking relief for compensatory damages in excess of $600 million, as well as exemplary and punitive damage, interest, and costs. LANS removed the case to the United States District Court for the Northern District of Illinois Eastern Division, Case # 11-CV-07259.  In March 2012, the Company filed a motion to remand the case to the Circuit Court of Cook County, and on May 11, 2012 the case was remanded to the Circuit Court of Cook County.  The Company then amended the complaint in October 2012 to include claims against UChicago Argonne and Liaohai Chen, a manager and scientist at Argonne, for intentional interference with contractual relations and related claims.  The Company also added conspiracy claims against all defendants.  Argonne removed the case to United States District Court for the Northern District of Illinois Eastern Division on October 22, 2012.  The Company moved to remand the action back to the Circuit Court of Cook County and on February 1, 2013, the matter was remanded.  On April 24, 2013, the Company filed a Second Amended Complaint alleging essentially the same causes of action.  After the Regents and LANS exhausted their appeal in the California action, and the Californai action was remitted to California state court, the Company moved to have the Cook County matter dismissed. On July 26, 2013, the court entered entered an order dismissing the action, in its entirety, without prejudice.

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

We currently have 4,197,270 shares of our common stock outstanding.  All of such shares are eligible for resale under Rule 144; however, 3,307,945 are held by affiliates and are subject to certain volume limitations.  If our shareholders sell substantial amounts of our common stock in the public market at the same time, the market price of the Common Stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our shareholders might sell significant shares of the Common Stock could also depress the market price of the Common Stock.

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

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee nor do we have an audit committee financial expert at this time. Our full board of directors functions as our audit committee and is currently comprised of six directors, four of whom are considered to be "independent" in accordance with the requirements set forth in NASDAQ Listing Rule 5605(a)(2). An independent audit committee plays a crucial role in the corporate governance process, assessing our processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange, therefore until such time as we have an independent audit committee we will be ineligible for listing on any national securities exchange.

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

Our board of directors is authorized by our charter to create and issue preferred stock. Certain of the rights of holders of preferred stock take precedence over the rights of holders of common stock. We are authorized to issue 10,000,000 shares of preferred stock, of which 400,000 are designated as Series A Preferred Stock and 3,000,000 are designated Series B Shares. We currently have 105,000 shares of Series A preferred stock outstanding and 2,113,947 Series B Shares outstanding.  The holders of the Series A preferred stock are entitled to a dividend of $.46 per share each year payable in cash or stock at the option of the holder and are entitled to a preference upon our liquidation, dissolution or winding up. The shares are convertible voluntarily at the election of the holder and automatically ten trading days after delivery to the holder by us of a notice that the volume-weighted average closing price of our common stock over the ten trading days immediately preceding the date of notice is at least $10.00 per share. The holders are also entitled to registration rights with respect to such shares.   Our holders of Series B Shares are entitled to a dividend at the rate per annum equal to (i) 8% of the sum of (x)the stated value (which initially is $2.50) and (y) the amount of accrued and unpaid dividends payable, out of funds legally available for payment, on January 31st of each year, if paid in cash, or (ii) 10% of the sum of (x) the stated value and (y) the amount of accrued and unpaid dividends payable, out of funds legally available for payment, on January 31st of each year, if paid in shares of Common Stock, based upon a price of $2.50 per share of Common Stock.  The holders of Series B Shares are entitled to a preference upon our liquidation, dissolution or winding up. The shares are convertible voluntarily at the election of the holder and automatically upon the listing of our stock on  a national securities exchange. The holders are also entitled to registration rights with respect to such shares and are entitled to two votes for each share held by them.   We may issue additional shares of Series A Preferred Stock and Series B Shares in addition to other preferred stock. As future tranches of capital are received by the Company, additional preferred stock may be issued which such terms and preferences as are determined in the sole discretion of our board of directors. The rights of future preferred stockholders could delay, defer or prevent a change of control, even if the holders of common stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

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

On May 20, 2013 , we issued 105,000 shares of Series A Preferred Stock to one investor pursuant to the terms of a legal settlement in exchange for 105,000 shares of our common stock. The issuance was exempt from registration under section 3(a)(9) of the Securities Act.

On July 18, 2013, we sold an aggregate of 14,000 units at a per unit price of $2.50, each unit consisting of one share of Series B Preferred Stock (the “Series B Shares”) and a seven year warrant to acquire one share of our Common Stock at an exercise price of $2.50 per share, to three accredited investors for aggregate cash proceeds of $35,00.

In July 2013, we issued options to Gary Altman, our Chief Executive Officer and President that were exercisable for 514,900 shares of common stock at an exercise price of $2.50 per share, which shares vest as to 64,360 shares six months from the date of issuance and the remainder vest equally over 42 months.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

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

CALDERA PHARMACEUTICALS, INC.

Date: August 14, 2013	By:	/s/ Gary Altman
Gary Altman
Chief Executive Officer (Principal Executive Officer)