Form 10-Q
period 2013-09-30
Caldera Pharmaceuticals Inc
filed 2013-11-14
CIK 1518520

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
Yes ☐  No ☒

Number of shares of common stock outstanding as of November 14, 2013 was 4,197,270.

CALDERA PHARMACEUTICALS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash	$1,009,701	$378,643
Accounts receivable, net	66,712	59,849
Prepaid expenses	67,674	17,055

Total current assets	1,144,087	455,547

Non-current assets:
Intangible assets, net	555,811	594,574
Plant and equipment, net	411,079	391,530
Investment in certificate of deposit	25,000	-
	991,890	986,104

TOTAL ASSETS	$2,135,977	$1,441,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$528,430	$374,048
Other payables and accrued expenses	282,140	197,307
Loans payable	115,671	218,324
Bridge notes payable, net of debt discount	-	233,955
Derivative financial liability	1,475,975	17,539
Dividends payable	242,374	156,873

Total current liabilities	2,644,590	1,198,046

Non-current liabilities:
Loans payable	370,306	332,055
Other payables and accrued expenses	82,800	160,000

	453,106	492,055

TOTAL LIABILITIES	3,097,696	1,690,101

Convertible Redeemable Preferred Stock
Series A Cumulative Convertible Redeemable Preferred Stock, $0.001 par value, 400,000 shares designated, 105,000 and 341,607 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively, liquidation preference is $5.70 per share.	133,350	2,065,392

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 6,600,000 shares undesignated and unissued.	-	-
Series B Cumulative Convertible Preferred Stock, $0.001 par value, 3,000,000 designated shares, and 2,133,947 shares issued and outstanding as of September 30, 2013, liquidation preference is $2.50 per share.	5,167,810	-
Common stock, $0.001 par value, 50,000,000 authorized shares, 4,851,270 and 4,956,270 shares issued and, 4,197,270 and 4,302,270 outstanding as of September 30, 2013 and December 31, 2012, respectively.	4,851	4,957
Additional paid in capital	5,090,675	4,649,109
Treasury stock, at cost, 654,000 shares of common stock as of September 30, 2013 and December 31, 2012	(473)	(473)
Accumulated deficit	(11,357,932)	(6,967,435)

Total stockholders’ deficit	(1,095,069)	(2,313,842)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,135,977	$1,441,651

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012

Sales	$60,628	$582,925	$380,923	$1,453,950

Cost of sales	101,119	151,968	372,843	504,092

Gross (loss)/profit	(40,491)	430,957	8,080	949,858

Operating expenses:
Selling, general and administrative expenses	976,848	308,934	2,466,838	1,384,972
Depreciation	30,704	27,009	86,353	66,033
Amortization	12,921	12,921	38,763	38,763
Total operating expenses	1,020,473	348,864	2,591,954	1,489,768

Operating (loss)/profit	(1,060,964)	82,093	(2,583,874)	(539,910)

Other income/(expense)
Other income	-	140,880	-	140,880
Interest income	458	141	1,142	635
Interest expense	(16,267)	(7,306)	(155,968)	(15,144)
Change in fair value of derivative liabilities	536,665	-	388,094	-

Total other income	520,856	133,715	233,268	126,371

Net (loss)/profit	(540,108)	215,808	(2,350,606)	(413,539)

Deemed preferred stock dividends	(16,925)	-	(1,745,837)	(2,857)
Preferred stock dividends	(146,470)	(39,499)	(294,054)	(117,373)

Net (loss)/profit applicable to common stock	$(703,503)	$176,309	$(4,390,497)	$(533,769)

Net loss per common stock: -
Basic	$(0.17)	$0.04	$(1.03)	$(0.12)
Diluted	$(0.17)	$0.04	$(1.03)	$(0.12)

Weighted average number of common stock outstanding: -
Basic	4,197,270	4,302,270	4,251,116	4,297,848
Diluted	4,197,270	4,310,225	4,251,116	4,297,848

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012

Cash flow from operating activities
Net loss	$(2,350,606)	$(413,539)
Adjustments for non-cash items:
Depreciation	86,353	66,033
Amortization	38,763	38,763
Amortization of bridge note discount	117,629	-
Stock based compensation payments	441,566	48,852
Loss on plant and equipment scrapped	1,082	-
Increase in receivables provision	14,086	-
Decrease in fair value of derivative financial liability	(388,094)	-
Increase in legal settlement accrual	115,273	-
Gain on settlement reached with supplier	-	(130,880)
Changes in operating assets and liabilities:
Increase in accounts receivable	(20,949)	(72,043)
Increase in prepaid expenses	(50,619)	(21,154)
Increase/(decrease) in accounts payable	154,382	(89,332)
Increase in other payables and accrued expenses	33,190	8,143

Net cash used in operating activities	(1,807,944)	(565,157)

Cash flow from investing activities
Purchase of plant and equipment	(106,984)	(238,360)
Investment in certificate of deposit	(25,000)	-

Net cash used in investing activities	(131,984)	(238,360)

Cash flow from financing activities
Advance on term loan	267,392	-
Advance on line of credit	-	168,000
Advance on commercial loans	-	148,500
Advance on Bridge loans	250,000	-
Repayment of Los Alamos County loan	(23,274)	(22,152)
Repayment of line of credit	(168,000)	-
Repayment of commercial loan	(139,832)	(4,331)
Repayment of Bridge loans	(125,000)	-
Proceeds on Series A Preferred stock issued	-	57,500
Proceeds on Series B Preferred stock issued, net of issue expenses	2,509,700	-
Preferred stock dividends paid	-	(26,752)

Net cash provided by financing activities	2,570,986	320,765

Net increase/(decrease) in cash	631,058	(482,752)

Cash at the beginning of the period	378,643	678,300

Cash at the end of the period	$1,009,701	$195,548

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$30,752	$13,800
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in lieu of preferred stock dividends	$-	$60,705
Series B Preferred stock issued in exchange for Series A Preferred stock	$2,065,392	-
Series B Preferred stock issued in lieu of series A Preferred stock dividends	$208,558	-
Series B Preferred stock issued upon conversion of Bridge notes and interest thereon	$384,160	-
Deemed preferred stock dividends relating to warrants issued to preferred stock holders	$1,745,837	$2,857

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

Caldera Pharmaceuticals, Inc. (“the Company”, “we”, “us”, “our”) is a Delaware corporation. The principal office was relocated from Los Alamos, New Mexico to Cambridge, Massachusetts during June 2013. The Company was incorporated in November 2003.

The Company uses proprietary x-ray fluorescence technology called XRpro® to deliver ion channel screening, ion channel kinetics and custom screening services to our customers. Our proprietary technology detects and quantitatively analyzes the x-ray signature of each element with an atomic number greater than 10, we combine the flexibility of the analysis with patented sample processing to address a wide range of ion channel and other biological targets.

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

Intangible assets
All of our intangible assets are subject to amortization. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Where intangibles are deemed to be impaired we recognize an impairment loss measured as the difference between the estimated fair value of the intangible and its book value.

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

These Government research contracts are primarily from two government agencies: The Department of Defense and the National Institutes of Health. The granting of research contracts from Government agencies is a competitive process and there is no certainty that we will be awarded future contracts, which may cause our revenue to fluctuate from year to year. Furthermore, Government grants are subject to audits by the granting agency. If such audits were to determine that expenditures of the grant funds did not meet the applicable criteria, these amounts could be subject to retroactive adjustment and refunded to the granting agency.

Total revenues by customer type are as follows:

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012

National Institutes of Health	$60,628	$552,708	$313,805	$1,423,733
Department of Defense	-	16,925	67,118	16,925
Commercial customers	-	13,292	-	13,292
	$60,628	$582,925	$380,923	$1,453,950

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

The balance of the receivables provision as at September 30, 2013 and December 31, 2012 was $14,086 and $0, respectively. The amount charged to bad debt provision for the nine months ended September 30, 2013 and 2012 was $14,086 and $0, respectively.

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the three months and the nine months ended September 30, 2013 was $46,944 and $122,347, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Patent Costs
Legal costs in connection with approved patents and patent applications are expensed as incurred and classified as Selling, general and administrative expense in our consolidated statement of operations.

Share-Based Compensation
Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the nine months ended September 30, 2013 and 2012 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

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

Reclassification
Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications have no effect on reported net loss.

Recent accounting pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flow.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $2,350,606 and $413,539 during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the Company had an accumulated deficit of $11,357,932. The Company had a working capital deficiency of $1,500,503, including a non-cash derivative liability of $1,475,975 as of September 30, 2013. These operating losses and working capital deficiency create an uncertainty about the Company’s ability to continue as a going concern. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital contributions or financing to fund ongoing operations.

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

In terms of the agreement, the Company issued shares to the Licensor equal to 3% of the issued equity of the Company. The agreement contains anti-dilutive clauses that will ensure that the Licensor maintains at least a 3% shareholding in the Company until the Company achieves equity financing of at least $20 million. The anti-dilutive clauses do not result in a freestanding instrument as they are directly linked to the shareholding that the Licensor currently holds in the Company. Should any percentage of that shareholding be sold to third parties, prior to the triggering of any anti-dilution event, the anti-dilution clause will be void for that percentage of the shareholding sold to third parties.   As of September 30, 2013, the Company has not yet raised the requisite amount of financing.  The Licensor continued to hold, at a minimum 3% of the Company’s common stock.

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

Future annual minimum payments required under license agreement obligations at September 30, 2013, are as follows:

Amount

2014	$50,000
2015	50,000
2016	50,000
2017	50,000
2018 and thereafter	250,000

Total	$450,000

Licenses consist of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
Licenses, at cost	$972,000	$972,000
Less: Accumulated amortization	(416,189)	(377,426)

	$555,811	$594,574

The aggregate amortization expense charged to operations was $12,921 for the three months ended September 30, 2013 and 2012, respectively and $38,763 for the nine months ended September 30, 2013 and 2012, respectively. The amortization policies followed by the Company are described in Note 2.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	INTANGIBLE ASSETS (continued)

Amortization expense for future periods is summarized as follows:

Amount

Remainder of 2013	$12,921
2014	51,684
2015	51,684
2016	51,684
2017 and thereafter	387,838
Total	$555,811

Patents
The Company has various patents pending or registered in its name. These patents have been internally generated and all costs associated with the research and development of these patents has been expensed.

The patents assigned to Caldera are as follows:

●	Well Plate – apparatus for preparing samples for measurement by x-ray fluorescence spectrometry. Patent filed August 15, 2008

●	Method and Apparatus for measuring Protein Post Translational Modification. Patent filed September 26, 2008.

●	Method and Apparatus for Measuring Analyte Transport across barriers. Patent filed July 1, 2009.

5.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
Leasehold improvements	$6,393	$6,393
Furniture and fittings	15,635	9,979
Laboratory equipment	770,851	679,310
Computer equipment	19,044	29,327
Vehicles	17,658	17,658
Total	829,581	742,667
Accumulated depreciation	(418,502)	(351,137)
	$411,079	$391,530

The aggregate depreciation charge to operations was $30,704 and $27,009 for the three months ended September 30, 2013 and 2012, respectively and $86,353 and $66,033 for the nine months ended September 30, 2013 and 2012 respectively. The depreciation policies followed by the Company are described in Note 2.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	OTHER PAYABLES AND ACCRUED EXPENSES

	September 30, 2013	December 31, 2012
	(Unaudited)
Short-term portion
Credit card liabilities	$20,038	$7,505
Vacation and Sick Pay accrual	117,018	89,730
Other payables	82,800	97,972
Payroll liabilities	60,184	-
Other	2,100	2,100
	282,140	197,307
Long-term portion
Other payables	82,800	160,000
	$364,940	$357,307

The repayment schedule of other payables is as follows:

Amount

Within 1 year	$82,800
1 to 2 years	82,800
Total	$165,600

The other payables relates to the Bellows matter disclosed under Litigation in note 18 below.

7.	LOANS PAYABLE

	September 30, 2013	December 31, 2012
	(Unaudited)
Short term portion
Los Alamos County project participation loan	$32,459	$31,270
Los Alamos National Bank term loan	83,212	-
Los Alamos National Bank revolving draw loan	-	168,827
Los Alamos National Bank commercial loan	-	18,227
	115,671	218,324
Long term portion
Los Alamos County project participation loan	185,408	209,923
Los Alamos National Bank term loan	184,898	-
Los Alamos National Bank commercial loan	-	122,132
	370,306	332,055

Total	$485,977	$550,379

The amortization of the principal outstanding on the loans payable is as follows:

Amount

Within 1 year	$115,671
1 to 2 years	122,097
2 to 3 years	128,954
3 to 4 years	37,233
Thereafter	82,022
Total	$485,977

Los Alamos County project participation loan
The Company entered into a Project Participation Agreement (as Amended) and a Loan Agreement with the Incorporated County of Los Alamos as of September 21, 2006. The Agreement provided for funding up to a maximum of $2,200,000 for the construction of a building and purchase of equipment. The maximum amount of equipment to be funded out of the total available loan of $2,200,000 was $625,000. The term of the loan is 13 years. The loan agreement provided for no repayments for 36 months with 120 equal monthly repayments commencing on September 21, 2009. The interest rate on the loan is 5% per annum. The assets funded in terms of the Project Participation Agreement and the Loan Agreement is to be used as security for the balance of the loan outstanding. The Company made use of the loan to purchase assets amounting to $302,009 during the 2007 financial year. Repayments of the loan commenced on September 21, 2009 at an interest rate of 5% per annum with equal monthly repayments of $3,547, inclusive of interest. The Company owed $217,867 and $241,193 as of September 30, 2013 and December 31, 2012, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	LOANS PAYABLE (continued)

Los Alamos National Bank (“LANB”)
The Company entered into a one year revolving draw loan with LANB for up to a maximum of $750,000 as of May 23, 2012. The loan bears interest at a coupon of the Wall Street Journal Prime rate plus 1.5% with a floor of 4.75% per annum. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. Interest is payable quarterly. The Company drew $50,000 under this facility on May 23, 2012 to repay a previous and similar facility. An additional $118,000 was drawn down on this facility on July 11, 2012 to settle a liability owing to a supplier. On May 23, 2013, the revolving draw loan agreement was extended to August 23, 2013 and the availability under the facility was reduced to $167,943, the capital balance outstanding as of May 23, 2013. On September 16, 2013 the Company concluded a new term loan agreement, see below, with LANB and settled the outstanding balance, on this loan, inclusive of unpaid interest of $168,472.  The Company owed $168,827 as of December 31, 2012.

The Company entered into a single advance commercial loan agreement with LANB for $148,500 on June 8, 2012. The purpose of this loan was to acquire an XRpro instrument. This loan bears interest at the Wall Street Journal Prime rate plus 1.5% with a floor of 6.00% per annum. This loan expires on June 8, 2019. The loan is repayable in 84 monthly installments of $2,169, inclusive of interest, which installment may vary depending on the variable interest rate mentioned above. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. This loan has been advanced to both the Company and XRpro Corp., a wholly owned subsidiary, jointly and severally, and has been guaranteed by Dr. Benjamin Warner and his wife. On September 16, 2013 the Company concluded a new term loan agreement, see below, with LANB and settled the outstanding balance, on this loan, inclusive of unpaid interest of $126,501. The Company owed $140,359 as of December 31, 2012.

On September 16, 2013 the Company concluded a term loan agreement with LANB to replace the revolving draw loan and the commercial loan disclosed above. The Company paid a combined $26,886 against the revolving draw line and the commercial loan and LANB advanced a new term loan to the Company of $267,392, the proceeds of which were used to settle the remaining balance, inclusive of interest, of the revolving draw line and the commercial loan. This loan bears interest at the Wall Street Journal Prime rate plus 2.0% with a floor of 7.0% per annum. This loan expires on September 16, 2016. The loan is repayable in 36 monthly installments of $8,256, inclusive of interest, which installment may vary depending on the variable interest rate mentioned above. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. This loan has been advanced to both the Company and XRpro Corp., a wholly owned subsidiary, jointly and severally, and has been guaranteed by Dr. Benjamin Warner and his wife.

8.	BRIDGE NOTES PAYABLE

The Company entered into a 10% Bridge Note (the “Bridge Notes”) agreement with nine principals for $500,000 between December 18, 2012 and April 2, 2013. The Bridge Notes are issued as part of a unit that includes warrants to purchase 600 shares of the Company’s common stock for each $1,000 of Bridge Note principal, at an exercise price of $3.00 per share, see note 13 below. The Bridge Notes bear interest at 10% per annum compounded and payable quarterly at the Company’s option, until the maturity date which is defined as the earliest of December 31, 2013, or the closing of any subsequent financing transactions, or an event of default as defined in the agreement. The Bridge note agreement also provides for a default interest rate of 15% per annum should any amounts due to the note holders in terms of the agreement be in default.

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

On May 31, 2013 and August 30, 2013, the Bridge notes due to three principals of $100,000 and $25,000, together with accrued and unpaid interest thereon of $1,541 and $1,073, respectively, were repaid and cancelled.

The Bridge Notes included a total discount of $118,232 relating to the fair value of the warrants issued together with those notes. The conversion of the $375,000 and the repayment of $125,000 of the Bridge Notes mentioned above resulted in the immediate amortization of $90,487 of this discount. The Bridge note discount amortized over the three months ended September 30, 2013 was $1,096.

	September 30, 2013	December 31, 2012
	(Unaudited)
Bridge notes payable	$-	$250,890
Unamortized bridge note discount	-	(16,935)
	$-	$233,955

9.	NOTES PAYABLE

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

The warrants arising from the issue of the Bridge notes (“Bridge Warrants”) disclosed under note 8 above have anti-dilution protection, whereby the exercise price of the warrant will re-price, based on a pre-determined formula, if any securities are sold, exercisable or convertible at a price less than the exercise price of the Bridge Warrants. This gives rise to a derivative financial liability, which was valued at $118,232 as of September 30, 2013 using a Black-Scholes valuation model. The value of this derivative financial liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of income in the period in which it is incurred.

The warrants arising from the issue of the series B preferred units (“Series B Shares”), together with the placement agent warrants directly related to that issue, disclosed under note 13 below have anti-dilution protection, whereby the exercise price of the warrant will re-price, based on a pre-determined formula, if any securities are sold, exercisable or convertible at a price less than the exercise price of the series B warrants. This gives rise to a derivative financial liability, which was valued at $1,745,836 and recorded as a deemed dividend expense, as of the date of issuance of the series B shares using a Black-Scholes valuation model. The value of this derivative financial liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of income in the period in which it is incurred.

The value of the derivative financial liability was re-assessed as of September 30, 2013 resulting in a net credit to the unaudited consolidated statement of operations of $388,093 for the nine months ended September 30, 2013.

	September 30, 2013	December 31, 2012
	(Unaudited)
Opening balance	$17,539	$-
Derivative financial liability arising on bridge warrants with re-pricing terms	100,693	17,539
Derivative financial liability arising on the issue of warrants relating to Series B shares	1,745,836	-
Fair value adjustments	(388,093)	-
	$1,475,975	$17,539

The following assumptions were used in the Black-Scholes valuation model:

Nine months ended September 30, 2013

Calculated stock price	$1.13- $1.27
Risk-free interest rate	0.02% to 0.07%
Expected life of warrants	5 Years
Expected volatility of the underlying stock	100% -164%
Expected dividend rate	0%

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	PREFERRED STOCK

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

Series A 8% Convertible, Redeemable Preferred Stock (“Series A Stock”)
Series A Stock consists of 400,000 designated shares of $0.001 par value each, 105,000 and 341,607 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.

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

An accrual for Series A Stock dividends of $69,268 and $117,373 was made for the nine months ended September 30, 2013 and 2012, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	PREFERRED STOCK (continued)

Series B Convertible Preferred Stock (“Series B Stock”)
Series B Stock consists of 3,000,000 designated shares of $0.001 par value each and 2,133,947 and nil shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.

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

●
New, qualified investors, acquired 1,118,000 Series B preferred units of the Company at a price of $2.50 per unit, each unit consisting of one share of Series B Stock and one seven-year common stock purchase warrant at an exercise price of $2.50 per share, for net proceeds of $2,509,700 after deducting placement agent fees of $285,300 based on the Series B preferred units issued to new investors and the conversion of the Bridge Notes mentioned above.

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

An accrual for Series B Stock dividends of $224,786 was made for the nine months ended September 30, 2013.

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

Common stock consists of 50,000,000 authorized shares of $0.001 each, 4,851,270 and 4,956,270 shares issued and 4,197,270 and 4,302,270 shares outstanding as of September 30, 2013 and December 31, 2012, respectively.

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

●
Warrants to purchase 1,118,000 shares of common stock at a purchase price of $2.50 per shares were issued to new qualified investors in series B units as disclosed in note 11 above. These warrants have a seven-year term and are exercisable at the option of the holder. These warrants may be exercised for shares of common stock in lieu of cash by applying the number of warrants to the formula whereby the exercise price of the warrants is deducted from the closing price of the common stock on a quoted market divided by the closing price of the common stock on a quoted market. These warrants also have dilution protection in certain instances.

●
Warrants to purchase 286,800 shares of common stock at a purchase price of $2.75 per share and a further 40,000 warrants to purchase shares of common stock at $0.01 per share were issued to the placement agent as placement agent fees and advisory fees. These warrants have a seven-year term and are exercisable at the option of the holder. These warrants may be exercised for shares of common stock in lieu of cash by applying the number of warrants to the formula whereby the exercise price of the warrants is deducted from the closing price of the common stock on a quoted market divided by the closing price of the common stock on a quoted market. These warrants also have dilution protection in certain instances.

In terms of Bridge Note agreements entered into with certain principals during the nine months ended September 30, 2013 and the year ended December 31, 2012 warrants for the purchase of 300,000 shares of common stock at an exercise price of $3.00 per share were issued to Bridge Note holders in conjunction with the Bridge notes disclosed in note 8 above. These warrants have a five-year term and are exercisable at the option of the holder. These warrants may be exercised for shares of common stock in lieu of cash by applying the number of warrants to the formula whereby the exercise price of the warrants is deducted from the closing price of the common stock on a quoted market divided by the closing price of the common stock on a quoted market. These warrants also have dilution protection in certain instances.

During the year ended December 31, 2012 warrants for the purchase of 10,088 shares of common stock at an exercise price of $5.70 per share were issued to investors in conjunction with the issuance of 10,088 shares of Series A Stock. These warrants have a five-year term and are exercisable at the option of the holder.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	WARRANTS (continued)

The fair value of these warrants was determined using the Black-Scholes valuation model. The following assumptions were used:

	Nine months ended September 30, 2013	Year ended December 31, 2012

Calculated stock price	$1.13- $1.27	$0.55
Risk-free interest rate	0.02% to 0.07%	0.01% to 0.15%
Expected life of warrants	5 - 7 Years	5 Years
Expected volatility of the underlying stock	100% - 164%	157%
Expected dividend rate	0%	0%

A fair market value of $1,745,836, determined using the Black-Scholes valuation model with the assumptions listed above, for the 1,271,664 warrants issued in conjunction with the Series B Stock offering and the 326,800 warrants issued as placement agent and advisory fees for that offering, was recorded as a deemed preferred stock dividend during the nine months ended September 30, 2013.

The additional 300,000 warrants issued during the nine months ended September 30, 2013 and December 2012 in conjunction with the Bridge notes were valued using the Black-Scholes model with the assumptions listed above and a discount of $100,693 and $17,539, respectively was applied to the Bridge Notes and has been fully amortized, see note 8 above.

A fair market value for the 10,088 warrants issued in conjunction with the Series A Stock of $2,857 was recorded as a deemed preferred stock dividend during the 2012 year.

The following table summarizes warrants outstanding and exercisable as of September 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.01	40,000	6.75		40,000
$2.00	15,000	3.07		15,000
$2.50	1,271,664	6.58		1,271,664
$2.75	286,800	6.75		286,800
$3.00	300,000	4.36		300,000
$5.70	384,407	2.69		384,407

	2,297,871	5.64	$3.09	2,297,871	$3.09

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK BASED COMPENSATION

In October 2005, the Company's Board of Directors adopted the Caldera Pharmaceuticals, Inc. 2005 Stock Option Plan (the "Plan"), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has set aside 3,000,000 shares of common stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of up to two years, and expire 1 year to 10 years from the grant date. At September 30, 2013, 1,365,946 shares were available for future grant under the Incentive Plan.

Stock option based compensation expense totaled $441,566 and $48,852 for the nine months ended September 30, 2013 and 2012, respectively. The Company expenses the value of stock options on a straight line basis over the life of the options. The fair value of the options granted is determined using the Black-Scholes option-pricing model.

The following weighted average assumptions were used:

	Nine months ended September 30, 2013	Year ended December 31, 2012

Calculated stock price	$1.13 to $1.27	$0.55
Risk-free interest rate	0.02% to 0.07%	0.01% to 0.15%
Expected life of options	5 Years	5 Years
Expected volatility of the underlying stock	100 - 164%	128%
Expected dividend rate	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option-pricing model. For all options granted since October 1, 2005 the Company has generally used option terms of between 1 to 10 years. The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as Caldera Pharmaceuticals.  The risk-free interest rate used in the Black-Scholes option-pricing model is determined by reference to historical U.S. Treasury constant maturity rates with short-term maturities of no more than three months. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of September 30, 2013, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants.

No options were exercised for the nine months ended September 30, 2013 and the year ended December 31, 2012.

We canceled options exercisable for 37,000 and 59,291 shares of common stock for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, held by employees whose service to our company terminated during those respective periods. The shares underlying such options were returned to and are available for re-issuance under the 2005 Plan pursuant to the terms described above.

During the nine months ended September 30, 2013 and the year ended December 31, 2012, all awards granted under the Plan were incentive stock options. A summary of all of our option activity during the period January 1, 2012 to September 30, 2013 is as follows:

	Shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2012	518,445	$2.00 - 5.71	$3.54
Granted	47,000	0.20 - 5.71	1.97
Forfeited/Cancelled	(59,291)	1.10 - 5.71	5.71
Exercised	-	-	-
Outstanding December 31, 2012	506,154	$0.20 - 5.71	$3.14
Granted	1,164,900	1.50 – 5.71	1.99
Forfeited/Cancelled	(37,000)	2.00 -5.71	3.93
Exercised	-	-	-
Outstanding September 30, 2013	1,634,054	$0.20 - 5.71	$2.31

Stock options outstanding as of September 30, 2013 and December 31, 2012, as disclosed in the above table, have an intrinsic value of $33,325 and $0, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK BASED COMPENSATION (continued)

The following tables summarize information about stock options outstanding as of September 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.20	30,000	8.59		27,500
$1.10	220,000	7.42		220,000
$1.50	625,000	9.46		312,504
$2.00	15,000	2.12		15,000
$2.50	524,900	6.81		-
$5.71	219,154	5.10		219,154

	1,634,054	7.67	$2.31	794,158	$2.52

The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2013 and the year ended December 31, 2012 was $1,282,147 ($1.10 per option) and $17,068 ($0.46 per option), respectively. As of September 30, 2013 there were unvested options to purchase 839,896 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $833,356, which is expected to be recognized over a period of 45 months.

Subsequent to the nine months ended September 30, 2013, options over 20,000 shares were issued to a newly appointed board member, see note 19 below.

15. NET LOSS PER COMMON SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the three months and nine months ended September 30, 2013 and 2012 all stock options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Nine months ended September 30, 2013 (Shares)	Nine months ended September 30, 2012 (Shares)

Options to purchase shares of common stock	1,634,054	477,967
Series A convertible, redeemable preferred stock	105,000	341,607
Series B convertible preferred stock	2,133,947	-
Warrants	2,297,871	399,407
	6,170,872	1,218,981

16. RELATED PARTY TRANSACTIONS

The majority of the common shares in the Company are owned by Dr. Benjamin Warner, the Chief Scientific Officer. As of September 30, 2013 and December 31, 2012, Dr. Benjamin Warner owned 76.0% and 74.1%, respectively of the issued and outstanding shares of common stock on an un-diluted basis.

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

During July 2013, a new CEO and President of the Company was appointed, and Dr. Benjamin Warner relinquished his position as CEO and President and accepted the appointment as Chief Scientific Officer. The terms of his Employment Agreement remain unchanged.

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

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17. OPERATING LEASES

The Company entered into a laboratory and office lease agreement for 2,813 square feet in Cambridge, Massachusetts effective June 1, 2013. The term of the lease is for a twelve month period terminating on May 31, 2014. The monthly rental amounts to $15,118. Rental expense for the nine months ended September 30, 2013 amounted to $61,795.

The Company entered into a corporate apartment lease agreement in Cambridge, Massachusetts effective June 4, 2013. The term of the lease is for a twelve month period terminating on June 3, 2014. The monthly rental amounts to $3,325. Rental expense for the nine months ended September 30, 2013 amounted to $14,243.

The Company extended its existing office lease in New Mexico effective November 1, 2010. The monthly rent amounts to $5,075 per month and the lease terminates in October 2013. Rental expense for the nine months ended September 30, 2013 and 2012 was $45,678 and $44,348, respectively.

Future annual minimum payments required under operating lease obligations as of September 30, 2013, are as follows:

Amount

2013	$60,404
2014	92,214
$152,618

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

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. LITIGATION (continued)

Suit against The Regents of the University of California, Los Alamos National Security, et al. (continued)

In September 2011, the Company filed suit against the Regents and LANS in the Circuit Court of Cook County, Illinois (“Cook County Action”).   The Company's complaint alleges the following: (i) breach of contract; (ii) breach of the implied covenant of good faith; (iii) fraud; and (iv) fraudulent inducement, in connection with the September 2005 Agreement with the Regents assigned to LANS in April 2006.  The Company alleges the defendants breached a License Agreement, and made false representations that were critical to the Company's decision to enter into the Agreement.  The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  The Company is seeking relief for compensatory damages in excess of $600 million, as well as exemplary and punitive damage, interest, and costs. LANS removed the case to the United States District Court for the Northern District of Illinois Eastern Division, Case # 11-CV-07259.  In March 2012, the Company filed a motion to remand the case to the Circuit Court of Cook County, and on May 11, 2012 the case was remanded to the Circuit Court of Cook County.  The Company then amended the complaint in October 2012 to include claims against UChicago Argonne and Liaohai Chen, a manager and scientist at Argonne, for intentional interference with contractual relations and related claims.  The Company also added conspiracy claims against all defendants.  Argonne removed the case to United States District Court for the Northern District of Illinois Eastern Division on October 22, 2012.  The Company moved to remand the action back to the Circuit Court of Cook County and on February 1, 2013, the matter was remanded.  On April 24, 2013, the Company filed a Second Amended Complaint alleging essentially the same causes of action.  After the Regents and LANS exhausted their appeal in the California action, and the Californai action was remitted to California state court, the Company moved to have the Cook County matter dismissed. On July 26, 2013, the court entered an order dismissing the action, in its entirety, without prejudice.

The Company has a contingency fee arrangement for legal expenses in connection with the litigation against the Regents of the University of California and Los Alamos National Security, LLC, et al. The fees involved are contingent upon the successful outcome of this litigation and will not be due if we are unsuccessful. A small percentage of the fees are currently subject to a negotiation with the law firm in question. The maximum estimated contingency fee arrangement is dependent on the successful outcome of the matters and the negotiation with the law firm, as of September 30, 2013, amounts to $2,177,463.

Joel Bellows Suit

In October 2008, Seddie Bastanipour and Joel Bellows filed suit against the Company, Dr. Benjamin Warner, and a former consultant to the Company, Sigmund Eisenchenk. Joel Bellows provided legal services to the Company through his legal firm, Bellows and Bellows P.C. The suit was filed in the Circuit Court of Cook County, Illinois and alleged the following: (i) Violation of Illinois Securities Act of 1953; (ii) Violation of Illinois Consumer Fraud Act; and (iii) Common Law Fraud, in connection with aggregate investments of $218,000 in the Company’s common stock claimed by Bastanipour and Bellows. They are seeking compensatory damages, costs and expenses.

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

In February 2013 a settlement agreement was entered into between the Company, Joel Bellows and Peter Baltrus, with respect to the October 2008 and December 2010 suits, which requires the exchange of 105,000 common shares for 105,000 shares of Series A Stock or Series B Stock and a cash payment of $240,000, together with interest thereon at 6% per annum, over a three-year period.  An accrual of $257,972 had been recorded to deal with this matter as of December 31, 2012. A further legal settlement expense of $115,273 was recorded to reflect the fair market value of the Series A Stock issued to Mr. Bellows during the nine months ended September 30, 2013.

On April 30, 2013, the October 2008 and the December 2010 suits were dismissed, with prejudice.  In terms of this settlement agreement, the Company paid the first cash installment of $80,000 during March 2013 and on May 20, 2013, issued 105,000 shares of Series A Stock to Joel Bellows, in exchange for his 105,000 common shares. The Company and Dr. Benjamin Warner have filed post-settlement motions for the Judge in the matter to reconsider his May 16, 2013 ruling wherein the Company and Dr Benjamin Warner were compelled to comply with a disputed version of the settlement agreement which entitled Bellows to a prejudicial conversion formula of his Series A Stock into Series B Stock which is contrary to our settlement intentions. The motion was heard on September 25, 2013 and denied. On October 24, 2013, the Company and Dr. Benjamin Warner filed a notice of appeal.

Subsequent to the period end, on October 4, 2013, the March 2010 suit was dismissed with prejudice and a settlement agreement was entered into. In terms of this settlement agreement the Company received a net $30,000 cash settlement.

19. SUBSEQUENT EVENTS

On October 1, 2013 a director with significant industry experience, Timothy C. Tyson was appointed to the board of directors. Mr. Tyson was granted 20,000 options at an exercise price of $2.50 per share vesting over a 36 month period and an annual cash payment of $25,000 payable quarterly in arrears.

Other than disclosed above, the Company has evaluated subsequent events through the date the unaudited consolidated financial statements were issued, and has concluded that no such events or transactions took place that would require disclosure herein.

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

Overview and Financial Condition

The Company uses proprietary x-ray fluorescence technology called XRpro® to deliver ion channel screening, ion channel kinetics and custom screening services to our customers. Our proprietary technology detects and quantitatively analyzes the x-ray signature of each element with an atomic number greater than 10, we combine the flexibility of the analysis with patented sample processing to address a wide range of ion channel and other biological targets. We believe that our technology can reduce the cost of drug discovery by detecting safety and efficacy issues at an early stage of development. To date, substantially all of our revenue has been derived from our analytical services that we have performed for United States governmental agencies. However, we expect that our future revenue will be derived from: (i) provision of our analytical drug discovery services to commercial customers as well as United States governmental agencies; and, (ii)  to a lesser extent, sales of new drug candidates that we identify using the XRpro® drug discovery instruments.

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

Recent Developments

During the period April 23, 2013 to July 18, 2013, we sold an aggregate of 1,118,000 series B preferred units at a per unit price of $2.50 each unit consisting of one share of Series B Preferred Stock (the “Series B Shares”) and a seven-year warrant to acquire one share of the Company’s common stock, par value, $0.001 per share (“Common Stock”) at an exercise price of $2.50 per share, for aggregate cash proceeds of $2,795,000, pursuant to separate purchase agreements entered into with each investor.  The Company agreed to use the net proceeds of the above-described offering (the “Offering”) for working capital and general corporate purposes, including without limitation, to repay certain bridge loans and retention of new officers. The sale was part of a private placement offering in which the Company offered for sale on a “best efforts–all or none” basis up to 550,000 units (gross proceeds of $1,375,000, including the principal amount of bridge notes exchanged for Units, and on a “best efforts” basis the remaining 1,450,000 units for a maximum of 2,000,000 units (gross proceeds of $5,000,000).   The Offering closed on August 31, 2013.

The Company retained Taglich Brothers, Inc. as the exclusive Placement Agent for the Offering. In connection therewith, the Company agreed to pay the Placement Agent a 9% commission from the gross proceeds of the Offering, to date this commission totaled $285,300, and reimbursed $35,000 in respect of out of pocket expenses, FINRA filing fees and related legal fees incurred by the Placement Agent in connection with the Offering. The Placement Agent received warrants to purchase an aggregate of 126,800 shares of Common Stock, to date, representing 10% of the shares of Common Stock into which the Series B Preferred Shares issued in connection with the Offering are convertible (the “Placement Agent Warrants”), exercisable at $2.75 per share of Common Stock for a period of seven years. The Placement Agent Warrants contain cashless exercise provisions and customary anti-dilution protection and registration rights. In addition, as an advisory fee, the Placement Agent received warrants to purchase 160,000 shares of Common Stock at an exercise price of $2.75 and warrants to purchase 40,000 shares of Common Stock at an exercise price of $.01. In terms of its right to appoint two members to the Board of Directors of the Company, Taglich Brothers have appointed Mr. Michael Taglich and Vincent Palmieri as their representatives. The board member appointments became effective 10 days after the filing of a Schedule 14-F Information Statement on May 16, 2013.

Each holder of Series A Preferred Stock had also been offered the opportunity to exchange all of such holder’s shares of Series A Preferred Stock and any accrued but unpaid dividends up to and including April 30, 2013, for a number of Series B Shares, determined by dividing the amount of such holder’s initial investment in the securities of the Company plus any accrued and unpaid dividends outstanding as of April 30, 2013, by $2.50 per share. All of the Series A shareholders as of April 30, 2013, exercised their rights to conversion and 341,607 shares of Series A Preferred Stock, including accrued and unpaid dividends thereon, exchanged such shares for 862,283 Series B Shares,

On December 18, 2012 and during March and April 2013 we received $500,000 in gross proceeds from the issuance of ten convertible bridge notes in the aggregate principal amount of $500,000, of which notes in the aggregate principal amount of $375,000, together with interest thereon of $9,160 were converted into 153,664 Series B units and notes in the aggregate principal amount of $100,000, together with accrued interest thereon, were repaid on May 31, 2013. The remaining note in the aggregate principal of $25,000, together with accrued interest thereon, was repaid on August 30, 2013. The notes were issued as part of a unit that included warrants to purchase 600 shares of our common stock for each $1,000 of note principal at an exercise price of $3.00. The notes bear interest at 10% per annum compounded and payable quarterly at our option.

During July 2013, the Company entered into an employment agreement with Mr. Gary Altman for Mr. Altman to serve as the Chief Executive Officer and President of the Company. The employment agreement is for a term of four years, pursuant to which Mr. Altman will be entitled to an annual base salary of $300,000, increasing to $325,000 on the first anniversary of the employment agreement and will also entitle Mr. Altman to discretionary performance and transactional bonus payments as well as certain other specified benefits. Additionally, Mr. Altman was granted options to purchase 514,900 shares of the Company’s common stock at an exercise price of $2.50 per share. These options will vest as to 64,360 six months after the effective date of the contract and the remaining options will vest equally over the following forty-two month period. The Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Altman.

Results of Operations for the three months ended September 30, 2013 and the three months ended September 30, 2012.

Revenues

We had revenues totaling $60,628 and $582,925 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $522,297 or 89.6%. Substantially all of our revenues have been derived from federal government contracts. Our revenue is dependent on the number of contracts we have in operation and the progress we have made on these contracts to date. We have an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, which was fully utilized and expired on July 31, 2013. The final $1,000,000 was made available for us to invoice our project expenses against with effect from August 1, 2013 expiring on July 31, 2014. However, we do not know how or if the federal government’s recent spending cuts, known as sequestration, will affect our ability to obtain future contracts.  The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

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

Cost of goods sold

Cost of goods sold totaled $101,119 and $151,968 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $50,849 or 33.5%. Our cost of goods sold is dependent on the progress made on each project to date. Cost of sales is primarily comprised of direct expenses related to providing our services under our contracts.  These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the three months ended September 30, 2013 and 2012 respectively was $28,909 and $132,497, a decrease of $103,588 or 78.2% due to lower activity on Government contracts. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the three months ended September 30, 2013 and 2012, respectively was laboratory supplies of $55,124 and $58,457. The slight decrease in laboratory supplies used was due to the use of consumables on experiments run for prospective customers offset by the significant activity on government contracts in the prior year.

Gross (loss)/profit

Gross (loss)/profit was $(40,491) and $430,957 for the three months ended September 30, 2013 and 2012, respectively. The gross (loss)/margin as a percentage of sales were (66.8)% and 73.9%, respectively. The gross loss for the three months ended September 2013, is primarily due to the cost of laboratory supplies used on experiments run for prospective customers while the gross profit for the three months ended September 30, 2012 relates primarily to our Federal government contracts and may not be indicative of anticipated future results due to the Company’s plan to diversify its source of revenues into the provision of services or usage arrangements. The decrease in our gross profit is primarily due to the labor costs incurred on prospective customers and the increase in our laboratory supply expenses used to run experiments for these prospective customers.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $976,848 and $308,934 for the three months ended September 30, 2013 and 2012, respectively, an increase of $667,914 or 216.2%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended September 30,		Increase/	Percentage
	2013	2012	(decrease)	change

Marketing and selling expenses	$23,692	$5,460	$18,232	333.9%

Salary expenses	255,672	50,683	204,989	404.5%

Research and development salaries	46,944	776	46,168	* %

Stock option compensation charge	212,307	8,279	204,028	* %

Legal fees	139,360	108,965	30,395	27.9%

Consulting fees	66,539	70,464	(3,925)	(5.6)%

Audit fees and taxation services	7,700	-	7,700	* %

Rent	77,178	14,783	62,395	422.1%

	$829,392	$259,410	$569,982	219.7%

* Increase substantially above 1,000%, percentage number not relevant, see explanation below.

Marketing and selling expenses in the three months ended September 30, 2013, primarily consists of website design and development expenses to increase the relevancy and the clarity of the message we are delivering to prospective customers.

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

Total salary expenditure for the three months ended September 30, 2013 and 2012, respectively is included in the following expense categories:

	Three months ended September 30,		Increase/	Percentage
	2013	2012	(decrease)	change
Cost of sales	$28,909	$132,497	$(103,588)	(78.2)%

Selling, general and administrative expenses	255,672	50,683	204,989	404.5%

Research and development salaries	46,944	8,279	38,665	467.0%

	$331,525	$191,459	$140,066	73.2%

The increase in total salary expenditure for the three months ended September 30, 2013 of $140,066 is due to the employment of a new CEO, Gary Altman effective July 1, 2013 at an annual salary of $300,000 per annum, the increase in the salary of our Chief Scientific officer of $50,000 per annum, effective March 2013 the employment of an additional scientist effective September 1, 2013 at a salary of $125,000 per annum, severance pay of $9,500 paid to our controller effective August 30, 2013 and the increase in our sick and vacation pay provision of $27,287 for the three months ended September 30, 2013.

The salary expense included in cost of sales for the three months ended September 30, 2013 decreased by $103,588 or 78.2%. The lower salary expense in the current year was due to a slower than expected start on the additional $1,000,000 contract from the National Institutes of Health, together with a substantial portion of scientific time utilized on development of viable assays for commercial applications. The decrease of salary expense charged to cost of sales for the three months ended September 30, 2013 resulted in a corresponding increase in salary expense charged to Selling, general and administrative expenses and research and development salaries for the three months ended September 30, 2013.

The salary expense charged to Selling, general and administrative expenses for the three months ended September 30, 2013 increased by $204,989 or 404.5% due to the decrease in salary expense charged to cost of sales and the increase in total salary expense as discussed above.

Research and development salaries for the three months ended September 30, 2013 increased due to scientific employees conducting research on viable assays for commercial applications.

The stock option compensation charge increased over the prior year primarily due to the issue of 1,139,900 options to management, including 514,900 options issued to our new CEO, Gary Altman and certain other members of management, consultants and advisors to the Company in connection with a fund raising exercise that was conducted over the prior and current quarters and completed on August 31, 2013.

Legal fees increased by $30,395 over the prior period due to increased activity on the settlement of the Bellows matter. For additional information on our legal matters, see Item 3- Legal Proceedings.  The legal expenses incurred on the LANS and Bellows matters are not connected with our regular business activities and while still ongoing should be viewed as non-operating expenses.

The slight decrease in consulting fees of $3,925 over the prior period is primarily due to the termination of the consulting arrangement with a management consultant, partially offset by an investor relations consulting arrangement entered into during the current year.

The increase in audit fees is due to the payment of fees on the completion of the second quarter review and the payment for the preparation of the 2012 federal and state tax returns.

Depreciation and Amortization

We recognized depreciation expenses of $30,704 and $27,009 for the three months ended September 30, 2013 and 2012, respectively, the increase in the depreciation charge is primarily due to the addition of laboratory equipment for the newly established Boston laboratory. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expenses were $12,921 for each of the three months ended September 30, 2013 and 2012.  Amortization expenses relates to the amortization of license fees paid to Los Alamos National Laboratories for the use of certain patents.

Other income

Other income of $140,880 recognized in the prior year related to insurance proceeds of $10,000 received to fund our legal expenses incurred on the LANS matter and a further $130,880 from an agreement entered into with one of our suppliers of legal services whereby they agreed to reduce the amount of liability owing to them by 50% of the original invoiced amount.

Interest  expense

Interest expense totaled $16,267 and $7,306 for the three months ended September 30, 2013 and 2012, respectively. The increase in interest expense is primarily due to the following; interest incurred and the non-cash amortization of discount on the Bridge notes issued to investors during the last quarter of the prior year and the nine months of the current year amounting to $7,009 and iv) interest accrued on the legal settlement reached with Joel Bellows in February 2013 amounted to $2,400.

Change in derivative liabilities

The fair value of derivative liabilities was re-assessed at September 30, 2013 using a Black Scholes valuation model resulting in the reduction of the liability by $536,665 due to a change in the underlying valuation assumptions.

Net loss

Net (loss)/profit totaled ($540,108) and $215,808 for the three months ended September 30, 2013 and 2012, respectively. The increased loss is primarily due to the lower revenues and lower margins earned, increased expenditure and the increase in interest expense and the other income generated in the prior year, as discussed above.

Results of Operations for the nine months ended September 30, 2013 and the nine months ended September 30, 2012.

Revenues

We had revenues totaling $380,923 and $1,453,950 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $1,073,027 or 73.8%. Substantially all of our revenues have been derived from federal government contracts. Our revenue is dependent on the number of contracts we have in operation and the progress we have made on these contracts to date. We have an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, which was fully utilized and expired on July 31, 2013. The final $1,000,000 was made available for us to invoice our project expenses against with effect from August 1, 2013 expiring on July 31, 2014. However, we do not know how or if the federal government’s recent spending cuts, known as sequestration, will affect our ability to obtain future contracts.  The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

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

Cost of goods sold

Cost of goods sold totaled $372,843 and $504,092 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $131,249 or 26.0%. Our cost of goods sold is dependent on the progress made on each project to date. Cost of goods sold for the nine months ended September 30, 2013 includes $62,500 paid to third parties to fund animal trials on the NIH contract mentioned above. Cost of sales is primarily comprised of direct expenses related to providing our services under our contracts.  These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the nine months ended September 30, 2013 and 2012 respectively was $146,653 and $422,699, a decrease of $276,046 or 65.3% due to lower activity on Government contracts. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the nine months ended September 30, 2013 and 2012, respectively was laboratory supplies of $140,128 and $58,969. The increase in laboratory supplies used during the current period was due to experiments run on developing assays for  prospective commercial customers partially offset by lower activity on government contracts.

Gross profit

Gross profit was $8,080 and $949,858 for the nine months ended September 30, 2013 and 2012, respectively. The gross margin as a percentage of sales were 2.1% and 65.3%, respectively and relate primarily to our Federal government contracts and may not be indicative of anticipated future results due to the Company’s plan to diversify its source of revenues into the provision of services or usage arrangements.   The decrease in our gross profit is primarily due to the labor costs incurred on running experiments on developing assays for prospective commercial customers, the increase in our laboratory supply expenses used to run experiments for these prospective customers and the cost of third parties used to conduct animal trials on our NIH contract, as discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $2,466,838 and $1,384,972 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $1,081,866 or 78.1%.

The major expenses making up selling, general and administrative expenses included the following:

	Nine months ended September 30,		Increase/	Percentage
	2013	2012	(decrease)	change

Marketing and selling expenses	$23,692	$85,358	$(61,666)	(72.2)%

Salary expenses	516,957	175,885	341,072	193.9%

Research and development salaries	122,347	23,826	98,521	413.5%

Stock option compensation charge	441,566	48,852	392,714	803.9%

Legal fees	544,609	630,502	(85,893)	(13.6)%

Consulting fees	227,416	182,515	44,901	24.6%

Audit fees	44,460	26,700	17,760	66.5%

Legal settlement accrual	115,273	-	115,273	-%

Rent	126,515	48,531	77,984	160.7%

	$2,162,835	$1,222,169	$940,666	77.0%

Marketing and selling expenses, in the current period primarily consists of website design and development expenses to increase the relevancy and the clarity of the message we are delivering to prospective customers. In the prior period, marketing and selling expenses included professional promotional activities to promote our XRpro equipment and services. This expense was a once-off expense.

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

Total salary expenditure for the nine months ended September 30, 2013 and 2012, respectively is included in the following expense categories:

	Nine months ended September 30,		Increase/	Percentage
	2013	2012	(decrease)	change
Cost of sales	$146,653	$422,699	$(276,046)	(65.3)%

Selling, general and administrative expenses	516,997	175,885	341,112	193.9%

Research and development salaries	122,347	23,826	98,521	413.5%

	$785,997	$622,410	$163,587	26.3%

The increase in total salary expenditure for the three months ended September 30, 2013 of $163,587 is due to the employment of a new CEO, Gary Altman effective July 1, 2013 at an annual salary of $300,000 per annum, the increase in the salary of our Chief Scientific officer of $50,000 per annum, effective March 2013 the employment of two additional scientists, one who has subsequently resigned and the other effective September 1, 2013 at a salary of $125,000 per annum, severance pay of $9,500 paid to our controller effective August 30, 2013 and the increase in our leave pay provision of $27,287 for the nine months ended September 30, 2013.

The salary expense included in cost of sales for the nine months ended September 30, 2013 decreased by $276,046 or 65.3%. The lower salary expense in the current year was due to a slower than expected start on the additional $1,000,000 contract from the National Institutes of Health, together with a substantial portion of scientific time utilized on development of viable assays for commercial applications. The decrease of salary expense charged to cost of sales for the nine months ended September 30, 2013 resulted in a corresponding increase in salary expense charged to Selling, general and administrative expenses and research and development salaries for the nine months ended September 30, 2013.

The salary expense charged to Selling, general and administrative expenses for the nine months ended September 30, 2013 increased by $341,112 or 193.9% due to the decrease in salary expense charged to cost of sales and the increase in total salary expense as discussed above.

Research and development salaries for the nine months ended September 30, 2013 increased due to scientific employees conducting research on viable assays for commercial applications.

The stock option compensation charge increased over the prior year primarily due to the issue of 1,139,900 options to management, including 514,900 options issued to our new CEO, Gary Altman and certain other members of management, consultants and advisors to the Company in connection with a fund raising exercise that was conducted over the prior and current quarters and completed on August 31, 2013.

Legal fees decreased by $85,893 over the prior period due to lower activity on the LANS matter in the current year and increased legal expenses incurred on  the S-1 filing by the Company in the prior year. For additional information on our legal matters, see Item 3-Legal Proceedings.  The legal expenses incurred on the LANS and Bellows matters are not connected with our regular business activities and while still ongoing should be viewed as non-operating expenses.

The increase in consulting fees over the prior period is primarily due to the employment of Gary Altman as a consultant to the Company during the months of May and June 2013. Mr. Altman has subsequently been appointed as the CEO and President of the Company during July 2013.

The increase in audit fees is due to the completion of the 2012 year-end audit during the current nine month period.

Depreciation and Amortization

We recognized depreciation expenses of $86,353 and $66,033 for the nine months ended September 30, 2013 and 2012, respectively, the increase in the depreciation charge is primarily due to the addition of an XRpro® instrument in the third quarter of the prior year and additional laboratory equipment purchased for the establishment of the Boston laboratory. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expenses were $38,763 for each of the nine months ended September 30, 2013 and 2012.  Amortization expenses relates to the amortization of license fees paid to Los Alamos National Laboratories for the use of certain patents.

Other income

Other income of $140,880 recognized in the prior year related to insurance proceeds of $10,000 received to fund our legal expenses incurred on the LANS matter and a further $130,880 from an agreement entered into with one of our suppliers of legal services whereby they agreed to reduce the amount of liability owing to them by 50% of the original invoiced amount.

Interest  expense

Interest expense totaled $155,968 and $15,144 for the nine months ended September 30, 2013 and 2012, respectively. The increase in interest expense is primarily due to the following; i) interest incurred and the amortization of discount on the Bridge notes issued to investors during the last quarter of the prior and the current year amounting to $128,822, ii) increase in interest expense incurred on the commercial loan entered into in June 2012 of $2,968, iii) interest incurred on the LANB line of credit increased by $2,924 over the prior period due to the increase in the balance outstanding from $50,000 to $168,000, and iv) interest accrued on the legal settlement reached with Joel Bellows in February 2013 amounted to $5,600.

Change in derivative liabilities

The fair value of derivative liabilities was re-assessed at September 30, 2013 using a Black-Scholes valuation model resulting in a net reduction of the liability by $388,094 due to a change in the underlying valuation assumptions.

Net loss

Net loss totaled ($2,350,606) and ($413,539) for the nine months ended September 30, 2013 and 2012, respectively. The increased loss is primarily due to the lower revenues and lower margins earned, increased expenditure, other income earned in the prior year, increased interest expense and the change in the fair value of derivative liabilities as discussed above.

Liquidity and Capital Resources

We have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants. As of September 30, 2013 our Company had cash totaling $1,009,701, other current assets totaling $134,386, and total assets of $2,135,977. We had total current liabilities of $2,644,590, including a derivative financial liability of $1,475,975, and a net working capital deficit of $1,500,503. Total liabilities were $3,097,696 and the Series A convertible redeemable preferred stock totaled $133,350 resulting in a stockholders’ deficit of ($1,095,069).

During April 2013 we received $100,000 from certain note holders to provide temporary funding to the business; these funds together with interest thereon were repaid in April 2013. We received $250,000 in gross proceeds from the issuance of seven convertible bridge notes in the aggregate principal amount of $250,000, of which $100,000 of these proceeds were used to repay the $100,000 notes on April 4, 2013. The bridge notes were issued as part of a unit that included warrants to purchase 600 shares of our common stock for each $1,000 of note principal. During April 2013, $375,000, together with interest thereon of $9,160, of the $500,000 bridge notes outstanding, converted their notes into 153,664 Series B Preferred units, at $2.50 per unit. Each unit consists of a Series B Stock and a warrant to purchase a share of common stock at $2.50 per share. During May and August 2013, $125,000 of the bridge Notes, together with interest thereon, was repaid to the bridge note holders.

During the period April to July 2013, we issued 1,118,000 Series B preferred units to investors for gross proceeds of $2,795,000 at $2.50 per unit, to fund future operations.  In addition to this, we paid the placement agent, Taglich Brothers, a fee of $285,300 out of the gross proceeds realized, representing 9% of the gross proceeds raised, including the proceeds of any Bridge notes which converted into Series B Preferred units.

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

The terms of the commercial loan facility and the revolving funding facility from Los Alamos National Bank were renegotiated and on September 16, 2013 the Company concluded a new term loan agreement with LANB to replace the revolving draw loan and the commercial loan. The Company paid a combined $26,886 against the revolving draw line and the commercial loan and LANB advanced a new term loan to the Company of $267,392, the proceeds of which were used to settle the remaining balance, inclusive of interest, of the revolving draw line and the commercial loan. This loan bears interest at the Wall Street Journal Prime rate plus 2.0% with a floor of 7.00% per annum. This loan expires on September 16, 2016. The loan is repayable in 36 monthly installments of $8,256, inclusive of interest, which installment may vary depending on the variable interest rate mentioned above. The loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. The loan is personally guaranteed by Benjamin Warner, our Chief Scientific Officer and majority common shareholder. The loan agreement provides that we cannot incur, permit or assume (i) any debt except: existing debt as of the date the loan agreements were executed, debts subordinate to the loan or accounts payable incurred in the ordinary course of business or (ii) any liens other than inconsequential liens incurred in the ordinary course of business. These restrictions may limit our ability to raise debt financing in the future. The lender can demand payment in full upon an event of default which includes an insolvency or bankruptcy, business termination through merger dissolution or reorganization, a default under any of the loan documents with the bank or any other agreement with the bank. As of September 30, 2013 we owed $268,110 in accordance with the term loan agreement.

As of September 30, 2013, we owed $217,867 in accordance with the terms of a Project Participation Agreement with the Incorporated County of Los Alamos that we entered into in September 2006. The loan bears interest at a rate of 5% per annum, is for a thirteen year term, with monthly repayments of $3,547 that commenced on September 21, 2009.

An analysis of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 is provided below:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012

Net cash used by operating activities	$(1,807,944)	$(565,157)

Net cash used in investing activities	(131,984)	(238,360)

Net cash provided by financing activities	2,570,986	320,765

Net increase/(decrease) in cash and cash equivalents	$631,058	$(482,752)

Net cash used in operating activities was $(1,807,944) and $(565,157) for the nine months ended September 30, 2013 and 2012, respectively. The increase in cash used in operating activities was primarily due to the following:

	Nine months ended September 30,		Increase/	Percentage
	2013	2012	(decrease)	change

Net loss	$(2,350,606)	$(413,539)	$(1,937,067)	(468.4)%

Adjustments for non-cash items	426,658	22,768	403,890	* %

Changes in operating assets and liabilities	116,004	(174,386)	290,390	166.5%

	$(1,807,944)	$(565,157)	$(1,242,787)	(219.9)%

* Increase substantially above 1,000%, percentage number not relevant, see explanation below.

The increase in the net loss is discussed under net loss in the results of operations for the nine months ended September 2013 and 2012, respectively.

The change in adjustments for non-cash items is primarily due to the amortization of the bridge note discount of $117,629, the increase in stock based compensation of $392,714 due to the issue of 1,139,900 options to management and consultants, discussed above, the change in the derivative liability of $(388,094), discussed above the increase in the legal settlement accrual of $115,273 discussed above, and the gain on the settlement reached with a supplier of $130,880 in the prior period, discussed under other income above.

The changes in operating assets and liabilities included: (i) an increase in accounts receivable of $(20,949) which is primarily due to the timing of receipts before or after month end from our primarily government customers; (ii) an increase in our prepaid expenses of $29,465 due to the prepayment of a directors and officers insurance policy in the current year and,  iii)  the increase in the accounts payable balance of $154,382 is primarily due to legal expenses incurred on the Bellows and LANS matter and several smaller payables which were paid after month end.

Net cash used in investing activities was $131,984 for the nine months ended September 30, 2013. This was primarily due to laboratory equipment purchased for the Boston laboratory and an investment in a Certificate of Deposit to secure the Boston office lease.

Net cash provided by financing activities was $2,570,986 and $320,765 for the nine months ended September 30, 2013 and 2012, respectively and is made up as follows:

	Nine months ended September 30,		Increase/	Percentage
	2013	2012	(decrease)	change

Movement in borrowings from banks and third parties	$(63,714)	$290,017	$(353,731)	(122.0)%

Movement in Bridge Loans	125,000	-	125,000	-%

Net proceeds from stock issues	2,509,700	57,500	2,452,200	-%

Dividends paid	-	(26,752)	26,752	100.0%

	$2,570,986	$320,765	$2,250,221	701.5%

The movement in borrowings from banks and third parties in the current period included the refinancing of the Los Alamos National Bank commercial loan and revolving loan into a new 36 month term loan. This included a once-off net capital reduction of $26,886. The movement also includes the repayment of the Los Alamos County loan in equal monthly installments. The movement in the prior year represented a cash advance on the LANB letter of credit, a new equipment financing loan advanced by Los Alamos National bank net of repayments of the Los Alamos county loan.

The movement in the bridge loan represents funds that were advanced to the company during the current year, which has subsequently been converted into Series B preferred shares.

The proceeds from stock issued in the current year include the net proceeds realized on the issue of 1,118,000 Series B preferred units discussed under liquidity and capital resources above. The proceeds from stock issued in the prior year represented the issuance of 10,088 Series A Preferred units at an issue price of $5.70 per unit.

The dividend paid in the prior year represents the payment of dividends due to Series A Stockholders who elected to receive cash dividends at $0.46 per share instead of shares of common stock at $5.70 per share.

Capital Expenditures

Our current plan is to restrict our capital expenditure to equipment necessary for the efficient functioning of our laboratory in Boston. Once we have established commercial customers, we will consider the addition of XRpro instruments to enhance our capacity. A third party produces the XRpro products that we market and our corporate facilities are contracted for with third parties and therefore do not require us to make capital purchases in this area.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30 , 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2011, the Company filed suit against the Regents and LANS in the Circuit Court of Cook County, Illinois (“Cook County Action”).   The Company's complaint alleges the following: (i) breach of contract; (ii) breach of the implied covenant of good faith; (iii) fraud; and (iv) fraudulent inducement, in connection with the September 2005 Agreement with the Regents assigned to LANS in April 2006.  The Company alleges the defendants breached a License Agreement, and made false representations that were critical to the Company's decision to enter into the Agreement.  The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  The Company is seeking relief for compensatory damages in excess of $600 million, as well as exemplary and punitive damage, interest, and costs. LANS removed the case to the United States District Court for the Northern District of Illinois Eastern Division, Case # 11-CV-07259.  In March 2012, the Company filed a motion to remand the case to the Circuit Court of Cook County, and on May 11, 2012 the case was remanded to the Circuit Court of Cook County.  The Company then amended the complaint in October 2012 to include claims against UChicago Argonne and Liaohai Chen, a manager and scientist at Argonne, for intentional interference with contractual relations and related claims.  The Company also added conspiracy claims against all defendants.  Argonne removed the case to United States District Court for the Northern District of Illinois Eastern Division on October 22, 2012.  The Company moved to remand the action back to the Circuit Court of Cook County and on February 1, 2013, the matter was remanded.  On April 24, 2013, the Company filed a Second Amended Complaint alleging essentially the same causes of action.  After the Regents and LANS exhausted their appeal in the California action, and the Californai action was remitted to California state court, the Company moved to have the Cook County matter dismissed. On July 26, 2013, the court entered an order dismissing the action, in its entirety, without prejudice.

As of September 30, 2013 we have spent a total of $1,515,999 with respect to these cases, of which $250,427 was spent during the nine months ended September 30, 2013.

Joel Bellows Suit

In October 2008, Seddie Bastanipour and Joel Bellows filed suit against the Company, Dr. Benjamin Warner, and a former consultant to the Company, Sigmund Eisenchenk. Joel Bellows provided legal services to the Company through his legal firm, Bellows and Bellows P.C. The suit was filed in the Circuit Court of Cook County, Illinois and alleged the following: (i) Violation of Illinois Securities Act of 1953; (ii) Violation of Illinois Consumer Fraud Act; and (iii) Common Law Fraud, in connection with aggregate investments of $218,000 in the Company’s common stock claimed by Bastanipour and Bellows. They are seeking compensatory damages, costs and expenses.

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

In February 2013 a settlement agreement was entered into between the Company, Joel Bellows and Peter Baltrus, with respect to the October 2008 and December 2010 suits, which requires the exchange of 105,000 common shares for 105,000 shares of Series A Stock or Series B Stock and a cash payment of $240,000, together with interest thereon at 6% per annum, over a three-year period.  An accrual of $257,972 had been recorded to deal with this matter as of December 31, 2012. A further legal settlement expense of $115,273 was recorded to reflect the fair market value of the Series A Stock issued to Mr. Bellows during the nine months ended September 30, 2013.

On April 30, 2013, the October 2008 and the December 2010 suits were dismissed, with prejudice.  In terms of this settlement agreement, the Company paid the first cash installment of $80,000 during March 2013 and on May 20, 2013, issued 105,000 shares of Series A Stock to Joel Bellows, in exchange for his 105,000 common shares. The Company and Dr. Benjamin Warner have filed post-settlement motions for the judge in the matter to reconsider his May 16, 2013 ruling wherein the Company and Dr Benjamin Warner were compelled to comply with a disputed version of the settlement agreement which entitled Bellows to a prejudicial conversion formula of his Series A Stock into Series B Stock which is contrary to our settlement intentions. The motion was heard on September 25, 2013 and denied. On October 24, 2013, the Company and Dr. Benjamin Warner filed a notice of appeal.

Subsequent to the period end, on October 4, 2013, the March 2010 suit was dismissed with prejudice and a settlement agreement was entered into. In terms of this settlement agreement the Company received a net $30,000 cash settlement.

As of September 30, 2013 we have spent a total of $891,038 with respect to these cases, of which $144,516 was spent during the nine months ended September 30, 2013.

Item 1A. Risk Factors.

Risks Related to the Company

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the nine months ended September 30, 2013 we had a net loss of ($2,350,606). For the year ended December 31, 2012 and December 31, 2011, we had a net loss of ($792,061) and ($2,152,923), respectively.  We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans for the sale of our instruments and services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

Substantially all of our net revenue has been generated from services provided to governmental agencies.  If such agencies were to terminate their existing agreement with us or no longer continue to use our services, our net revenue and results of operations would be adversely affected.

To date we have derived substantially all of our revenue from services we performed for two governmental agencies. For the quarter ended September 30, 2013 substantially all of our revenue was derived from two different research projects for the same two governmental agencies. For the year ended December 31, 2012 substantially all of our revenue was derived from three different research projects for the same two governmental agencies As of the date hereof we have one existing contract with the National Institutes of Health (“NIH”) and one contract with the Department of Defense pursuant to which we are still performing services.  We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012 which was fully utilized and expired on July 31, 2013. The final $1,000,000 was made available for us to invoice our project expenses against with effect from August 1, 2013 expiring on July 31, 2014.  However, under NIH policies the contracts can be terminated in whole or in part by the government for convenience at any time and in such case we would be entitled to payment of our costs incurred in the performance of the work terminated. If there were to be a decline in the demand for our services from governmental agencies, or the two governmental agencies from which we have received funding were required to reduce spending, our net revenue would be significantly impacted, which would negatively affect our business, financial condition and results of operations and may affect our ability to continue operations.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss for the nine months ended September 30, 2013 of ($2,350,606), for the year ended December 31, 2012 of ($792,061) and for the year ended December 31, 2011 of ($2,152,923). Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our marketing plan. Other than our current debt with the Los Alamos County and with Los Alamos National Bank, all of which is fully utilized, which also has certain restrictions on future incurrence of debt that may limit our ability to raise additional money through the issuance of debt, we do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services provided will provide us with enough funds to continue our operations at our current level for an additional eight months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations, limit our marketing expenditures and concentrate solely on our government contracting services. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

Our financial statements had been prepared assuming that the Company will continue as a going concern.

We have generated losses to date and have limited working capital. We incurred a net loss of for the nine months ended September 30, 2013 of $(2,350,606). At September 30, 2013 we had an accumulated deficit of $(11,357,932) and a working capital deficiency of $(1,500,503). We have generated losses to date and have limited working capital.  At December 31, 2012 we had an accumulated deficit of $(6,967,435) and a working capital deficiency of $(742,499). We incurred a net loss of for the year ended December 31, 2012 of $(792,061) and for the year ended December 31, 2011 of $(2,152,923). These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. The report of our independent registered public accounting firm for the years ended December 31, 2012 and 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report included herein. If we cannot generate the required revenues and gross margin to achieve profitability or obtain additional capital on acceptable terms, we will need to substantially revise our business plan or cease operations and an investor could suffer the loss of a significant portion or all of his investment in our company. The going concern opinion may affect our ability to obtain financing because investors may be hesitant to invest in a company if its auditors make such a disclosure.

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

We rely on one outside vendor to manufacture substantial portions of critical hardware that will be used with or included in our XRpro® instruments. We have an agreement with this vendor for an indefinite period of time to develop a product that incorporates our technology with a product already produced by this vendor. Our agreement provides that we will not develop, manufacture, or distribute products that compete directly or indirectly with the product that is supplied and incorporated into the XRPro® instruments during the term of the agreement and for a period of three years subsequent to the termination of the agreement if we should terminate the agreement for any reason. Our agreement with this vendor may be terminated by either party without cause upon six (6) months prior written notice. Our equipment vendor is located in Germany and its ability to perform the agreement will be affected by the quality controls in Germany, which may be different than those in the United States, as well as the regional or worldwide economic, political or governmental conditions. Disruptions in international trade and finance or in transportation may have a material adverse effect on our business, financial condition and results of operation. Any significant disruption in the Company’s operations for any reason, such as regulatory requirements, scheduling delays, quality control problems, loss of certifications, power interruptions, fires, hurricanes, war or threats of terrorism, labor strikes, contract disputes, could adversely affect our sales and customer relationships. There can be no assurances that a third party contract manufacturer will be able to meet the design specifications of our technology.

Our reliance on one manufacturer is expected to continue and involve several other risks including limited control over the availability of components, delivery schedules, pricing and product quality. We may experience delays, additional expenses and lost sales because of our dependency upon a single manufacturer. Although we have no reason to believe that our vendor will be unable to supply us with needed products, if our vendor was unable to supply us with adequate equipment in a timely manner, or if we are unable to locate a suitable alternative supplier or at favorable terms, our business could be materially adversely impacted. While we believe alternative manufacturers exist, we have not specifically identified any alternative manufacturer and may not be able to replace our equipment vendor if we need to in a timely fashion.

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

In addition, in the event of a breach of law by our equipment vendor or a breach of a contractual obligation that has an adverse effect upon our operations, we will have little or no recourse because all of our manufacturer’s assets are located in Germany. In addition, it may not be possible to effect service of process in Germany and uncertainty exists as to whether the courts in Germany would recognize or enforce judgments of U.S. courts obtained against a German company.

We must expend a significant amount of time and resources to develop new products, and if these products do not achieve commercial acceptance, our operating results may suffer.

We expect to spend a significant amount of time and resources to develop new products and refine existing products, and have spent significant time and money developing our XRpro® instruments. We commenced development of our XRpro® instruments in the year 2000 and since then have developed four enhanced versions of our original instrument; each enhancement was developed over an approximate two year period of time. Although we do not intend to enhance our XRpro® instruments in the near future, we may be forced to do so if customers request any modifications or enhancements. Our research and development expense for the nine months ended September 30, 2013 was approximately $75,403, most of which was used to develop our XRpro® instruments and product line. In light of the long product development cycles inherent in our industry, any developmental expenditure will be made well in advance of the prospect of deriving revenues from the sale of new products. Our ability to commercially introduce and successfully market new products will be subject to a wide variety of challenges during this development cycle that could delay introduction of these products. In addition, since our potential customers are not expected to be obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, our operating results will suffer. Our products may also be priced higher than competitive products, which may impair commercial acceptance. We cannot predict whether new products that we expect to introduce will achieve commercial acceptance.

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

The concentration of ownership of our stock could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. Our Chief Scientific Officer beneficially owns 3,322,432 shares of our common stock as of September 30, 2013, representing 32% of our outstanding shares of common stock on a fully diluted basis. Accordingly, our Chief Scientific Officer would have significant influence over the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our securities, you may have no effective voice in the management of our Company. Such significant influence over control of our Company may adversely affect the price of our common stock. Our principal stockholder may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, as well as mergers or other business combinations which require the vote of a majority of our outstanding shares. Such significant influence may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

As of September 30, 2013, we had spent $1,515,999 with respect to certain litigation with LANS in order to attempt to recover damages for lost opportunities. We believe the managers of LANS have not fully complied with their responsibilities under the Agreement. However there can be no assurance of success in this effort. In addition, there can be no assurance that the managers of LANL will further comply with their responsibilities under the Patent License Agreement.

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

Although we have not successfully sold any of our products yet, we currently offer our products both in the United States and outside of the United States, and we intend to manufacture products at our equipment vendor’s facility in Germany once we receive purchase orders. Because we intend to do so, our business is subject to risks associated with doing business internationally, including:

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

We do not expect to pay dividends on our common stock for the foreseeable future, and we may never pay dividends.  Consequently, the only opportunity for investors to achieve a return on their investment may be if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit. Our holders of Series A Preferred Stock are entitled to an annual dividend of $0.46 for each share of Series A Preferred Stock on January 1 of each year. Our holders of Series B Shares are entitled to a dividend at the rate per annum equal to (i) 8% of the sum of (x)the stated value (which initially is $2.50) and (y) the amount of accrued and unpaid dividends payable, out of funds legally available for payment, on January 31st of each year, if paid in cash, or (ii) 10% of the sum of (x) the stated value and (y) the amount of accrued and unpaid dividends payable, out of funds legally available for payment, on January 31st of each year, if paid in shares of Common Stock , based upon a price of $2.50 per share of Common Stock.   We   currently intend to retain any future earnings other than those paid as dividends to the Series A Preferred Stock, Series B Shares or any other class of preferred stock to support the development and expansion of its business and does not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of its Board of Directors after taking into account various factors, including but not limited to its financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that it may be a party to at the time. In addition, the Company’s ability to pay dividends on its common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business or dividends on their Series A Preferred Stock or Series B Shares. At the present time there is no trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase its business on acceptable terms and at a price that would enable its investors to recognize a profit.

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

Our board of directors is authorized by our charter to create and issue preferred stock. Certain of the rights of holders of preferred stock take precedence over the rights of holders of common stock. We are authorized to issue 10,000,000 shares of preferred stock, of which 400,000 are designated as Series A Preferred Stock and 3,000,000 are designated Series B Shares. We currently have 105,000 shares of Series A preferred stock outstanding and 2,133,947 Series B Shares outstanding.  The holders of the Series A preferred stock are entitled to a dividend of $.46 per share each year payable in cash or stock at the option of the holder and are entitled to a preference upon our liquidation, dissolution or winding up. The shares are convertible voluntarily at the election of the holder and automatically ten trading days after delivery to the holder by us of a notice that the volume-weighted average closing price of our common stock over the ten trading days immediately preceding the date of notice is at least $10.00 per share. The holders are also entitled to registration rights with respect to such shares.   Our holders of Series B Shares are entitled to a dividend at the rate per annum equal to (i) 8% of the sum of (x)the stated value (which initially is $2.50) and (y) the amount of accrued and unpaid dividends payable, out of funds legally available for payment, on January 31st of each year, if paid in cash, or (ii) 10% of the sum of (x) the stated value and (y) the amount of accrued and unpaid dividends payable, out of funds legally available for payment, on January 31st of each year, if paid in shares of Common Stock, based upon a price of $2.50 per share of Common Stock.  The holders of Series B Shares are entitled to a preference upon our liquidation, dissolution or winding up. The shares are convertible voluntarily at the election of the holder and automatically upon the listing of our stock on  a national securities exchange. The holders are also entitled to registration rights with respect to such shares and are entitled to two votes for each share held by them.   We may issue additional shares of Series A Preferred Stock and Series B Shares in addition to other preferred stock. As future tranches of capital are received by the Company, additional preferred stock may be issued which such terms and preferences as are determined in the sole discretion of our board of directors. The rights of future preferred stockholders could delay, defer or prevent a change of control, even if the holders of common stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

Our common stock is not currently traded on any market, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

The Common Stock is not currently traded on any market. We cannot predict the extent to which investors’ interests will lead to an active trading market for our common stock once trading commences or whether the market price of our common stock will be volatile following this offering. If an active trading market does not develop, investors may have difficulty selling any of our common stock that they buy. There may be limited market activity in our stock and we are likely to be too small to attract the interest of many brokerage firms and analysts. If we trade on OTC markets, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds as well as individual investors, follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our Company. The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

On July 18, 2013, we sold an aggregate of 14,000 units at a per unit price of $2.50, each unit consisting of one share of Series B Preferred Stock (the “Series B Shares”) and a seven year warrant to acquire one share of our Common Stock at an exercise price of $2.50 per share, to three accredited investors for aggregate cash proceeds of $35,000.

In July 2013, we issued options to Gary Altman, our Chief Executive Officer and President that were exercisable for 514,900 shares of common stock at an exercise price of $2.50 per share, which shares vest as to 64,360 shares six months from the date of issuance and the remainder vest equally over 42 months.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder). The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

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

CALDERA PHARMACEUTICALS, INC.

Date: November 14, 2013	By:	/s/ Gary Altman
Gary Altman
Chief Executive Officer (Principal Executive Officer)