Form 10-K
period 2013-12-31
Caldera Pharmaceuticals Inc
filed 2014-06-02
CIK 1518520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number:  000-54748

CALDERA PHARMACEUTICALS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-0982060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Kendall Square, Suite B2002
Cambridge, MA, 02139
 (Address of principal executive offices) (Zip Code)

(617) 294 - 9697
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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013, was approximately $402,504 based on $0.55, the price at which the registrant’s common stock was last sold, which was December 30, 2011.

As of May 30, 2014, the issuer had 4,039,770 shares of common stock outstanding.

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

Overview

The Company uses proprietary x-ray fluorescence technology called XRpro® to deliver ion channel screening, ion channel kinetics and custom screening services to our customers. Our proprietary technology is designed to detect and quantitatively analyze the x-ray signature of each element with an atomic number greater than 10, we combine the flexibility of the analysis with patented sample processing to address a wide range of ion channel and other biological targets. We believe that our technology can reduce the cost of drug discovery by detecting safety and efficacy issues at an early stage of development. To date, substantially all of our revenue has been derived from our analytical services that we have performed for United States governmental agencies. However, we expect that our future revenue will be derived from: (i) provision of our analytical drug discovery services to commercial customers as well as United States governmental agencies; and, (ii) to a lesser extent, sales of new drug candidates that we identify using the XRpro® drug discovery instruments.

Since inception, we have financed our operations primarily through private sales of our securities and revenue derived from our analytical services that we have performed for United States governmental agencies. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all.

Discussions with respect to our operations included herein include the operations of our operating subsidiary, XRpro Corp. We formed XRpro Corp. on July 9, 2010. We have no other operations than those of Caldera Pharmaceuticals, Inc. and XRpro Corp.

To date, we have been granted nineteen (19) contracts from governmental agencies; of which nine (9) were granted from the Department of Defense and ten (10) were granted from the National Institutes of Health. Of such contracts, eighteen (18) have been completed and we received payment in full for all eighteen (18) completed contracts. All the contracts contained standard terms, including termination provisions which allow for the government to terminate the contract, in whole or in part, at any time for convenience. In that event, the government agency concerned will notify us of their intention to terminate, and all costs incurred in our performance of the work terminated will be recoverable and we will have no refund obligations for our research conducted to the date of termination. The contracts also contain Bayh-Dole and related provisions for disposition of intellectual property.  The Bayh-Dole Act allows small businesses, such as ours, to retain title to federally funded inventions if we follow certain procedures, including filing for patent protection and actively pursuing commercialization of the invention, and the U.S. government retains a non-exclusive, non-transferable, paid up irrevocable license, throughout the world, with respect to the invention. In addition, the U.S. government also retains a “march in” right that allows it to license the invention to third parties, without our consent, if it determines that the invention is not being made available to the public on a reasonable basis.  Set forth below are the details of the firm - fixed price contract under which we are continuing to provide services to the National Institutes of Health under which we expect to receive an additional $675,000 for our services.

•
Contract 2R44AI079935-03 with the National Institutes of Health; to develop strontium-selective therapies, contract amount:  $3,000,000.00 operative from August 24, 2011 to July 31, 2014, approximately $2,325,000 paid to date, $675,000 remaining in contract. $2,000,000 of the grant was awarded for the period August 24, 2011 to July 31, 2013. An additional $1,000,000 was made available for us to invoice our project time and expenses against on July 9, 2013, expiring on July 31, 2014. To date we have received $325,000 under this contract.

XRpro® Drug Discovery Services

We currently derive substantially all of our revenue from the provision of our analytical drug discovery services to the federal government. We have recently expanded our customer base and are performing pilot studies on ion channel testing with two major pharmaceutical companies. The Company believes that due to the unique properties of its technology there is the potential to convert these pilot studies into commercial customers and conduct large-scale research and development in collaboration with these customers.

XRpro® Drug Discovery Instruments

The XRpro® instrument is a high-throughput x-ray fluorescence microscope. In July 2011, we entered into an exclusive contract with a German company engaged in the manufacture and sale of components and systems for micro and nanoanalysis of electron microscopes, to customize its desk top analyzer by incorporating our improvements and intellectual property into its already existing product. The agreement is for an indefinite term but may be terminated by either party without cause upon six months notice or immediately upon the happening of certain events, including bankruptcy, violation of export laws and nonpayment of commitments of $100,000 or more. The agreement includes a non-competition provision specifying that we cannot copy the product manufactured by our equipment supplier and that they will not sell such product to any third party or end user that competes with us.

We have not sold or leased any XRpro® instruments and to date no one other than us has used the XRpro® instruments to perform analytical services. Until such time as we have indications of increased market acceptance of our product and increased financial resources we do not anticipate expending large sums of money on a sales force for our product or marketing efforts. Although we have not shipped XRpro® instruments to the private sector, we believe that use of the XRpro® instrument can demonstrate significant cost savings by allowing pharmaceutical companies to combine multiple safety and efficacy tests in the drug discovery process at a price substantially lower than current industry standards without the need to modify the drug, protein, or cell, or use expensive reagents.

New Drug Candidates

Often when we conduct our chemical analysis of molecules for safety and efficacy in accordance with government funded research, we discover new drug candidates.   We have developed new molecules including new MRI contrast agents, radiopharmaceuticals, anti-infectives, and therapies for heavy metal toxicity. These chemicals have been developed using our XRpro® technology and have been tested using in vitro safety and efficacy models. We plan to further develop these molecules as far as possible using Federal contracts and grants that pay for substantially all the research and development costs and either sell them or license them to third parties who will apply for FDA approval of such drugs. We obtained a $3,000,000 grant in August 2011 from the National Institutes of Health/ National Institute for Allergies and Infectious Diseases to conduct animal trials for one of our drug candidates, which is a therapy for exposure to radioactive strontium. The grant was awarded for the period August 24, 2011 to July 31, 2014, depending on the availability of government funds and satisfactory progress on the project and to date we have received $325,000 under this grant.

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

Corporate Information.

We were incorporated in the State of Delaware on November 12, 2003.  Our principal executive offices are located at One Kendall Square, Suite B2002, Cambridge, Massachusetts, 02139 our telephone number is (617) 294-9697.

Recent Events

On March 6, 2014, the Company and Dr. Benjamin Warner entered into a confidential settlement  agreement with Los Alamos National Security LLC (“LANS”), The Regents of the University of California, the UChicago Argonne, LLC and certain individuals (“the Parties”) relating to the following:
(i)
a lawsuit, Caldera Pharmaceuticals, Inc. v. The Regents of the University of California, et al., Case No. CGC-07-470554, brought in the Superior Court of the State of California, County of San Francisco;

(ii)	a lawsuit, Caldera Pharmaceuticals, Inc. v. Los Alamos National Security, LLC, et al., Case No. 1:10-cv-06347, brought in the United States District Court for the District of New Mexico; and
(iii)
a lawsuit, Caldera Pharmaceuticals, Inc. v. The Regents of the University of California, et al., Case No. 2011-L-9329, brought in the Circuit Court of Cook County, Illinois, County Department – Law Division and dismissed without prejudice on or about July 26, 2013 (collectively the “Actions”).

The agreement called for the Parties to:

(i)	mutually release each other from all existing, past, present or future claims, counter-claims, demands and causes of action;
(ii)	amend the Company’s license agreement with Los Alamos National Security LLC, to include rights to certain issued and pending patents;
(iii)	return of 157,500 shares of the Company’s Common stock; and
(iv)
pay the Company $7,000,000, which resulted in a net cash settlement of approximately $5,852,000 after the deduction of legal expenses.

On July 5, 2013, the Company entered into a fee agreement with Dentons US LLP (“Dentons”), our previous legal counsel, which called for a payment of 50% of any settlement up to $6 million and 5% thereafter.  The agreement also called for Dentons to cooperate with the Company by making its partners and/or employees available to furnish information or reasonable assistance in connection with any future disqualification proceedings, as reasonably requested by the Company. Subsequent to signing the agreement the Company determined that Dentons had egregiously breached this cooperation clause.  As a result, the Company has suffered significant harm.  The Company further believes that due to Dentons breach of its contract with the Company, Dentons is not owed any amount under the breached agreement and the Company is also considering its legal remedies in regard to the harm it has suffered.

There is no certainty as to how Dentons will respond to the Company's claims or to the ultimate amount that the Company may collect from or have to pay to Dentons.

The proceeds received of $7,000,000 and any additional proceeds we may receive or any additional expenditure incurred on this matter will be recognized as income or expense in future periods. No liability to Dentons has been recorded by the Company.

Employees

As of May 30, 2014, we employed eight full time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Available Information

Additional information about Caldera Pharmaceuticals is contained at our website, www.xrpro.com. Information on our website is not incorporated by reference into this report. We make available on our website, www.calderapharmaceuticals.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the SEC. Our phone number is (617) 294-9697 and our facsimile number is (302) 347-1326.

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

For the year ended December 31, 2013 and 2012, we had a net loss of $(3,694,786) and $(792,061), respectively.  We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans for the sale of our instruments and services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

Substantially all of our net revenue has been generated from services provided to governmental agencies.  If such agencies were to terminate their existing agreement with us or no longer continue to use our services, our net revenue and results of operations would be adversely affected.

To date we have derived substantially all of our revenue from services we performed for two governmental agencies. For the year ended December 31, 2013, substantially all of our revenue was derived from two (2) different research projects for the same two governmental agencies. For the year ended December 31, 2012 substantially all of our revenue was derived from three (3) different research projects for the same two governmental agencies. For the year ended December 31, 2011, ninety six percent (96%) of our revenue was derived from six (6) different research projects for the same two governmental agencies. As of the date hereof we have one existing contract with the National Institutes of Health (“NIH”) pursuant to which we are continuing to perform services.  We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012 which was fully utilized and expired on July 31, 2013, a further $1,000,000 was made available to us on July 9, 2013 for the period August 1, 2013 to July 2014, depending on availability of government funding and satisfactory progress made on the project and to date we have received $325,000 under the grant.  However, under NIH policies the contracts can be terminated in whole or in part by the government for convenience at any time and in such case we would be entitled to payment of our costs incurred in the performance of the work terminated. If there were to be a decline in the demand for our services from governmental agencies, or the two governmental agencies from which we have received funding were required to reduce spending, our net revenue would be significantly impacted, which would negatively affect our business, financial condition and results of operations and may affect our ability to continue operations.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss for the year ended December 31, 2013 of $(3,694,786) and for the year ended December 31, 2012 of $(792,061). Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings and the settlement of the LANS litigation will provide us with enough funds to continue our operations at our current level for an additional eighteen months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations, limit our marketing expenditures and concentrate solely on our government contracting services. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

We may not be able to utilize our tax net operating loss carry-forwards to offset future taxable income.

At December 31, 2013 the Company had approximately $6,565,000 in tax net operating loss carry-forwards available to offset future taxable income, thereby potentially reducing our future tax expense/liabilities.  However, these tax net operating loss carry-forwards may be limited in accordance with IRC Section 382 following a more than fifty (50) percentage point change in ownership, in aggregate during any three (3) year look-back period.  This potential limitation on our ability to use our tax net operating loss carry-forwards to offset future taxable income could result in increased tax expense/liabilities and decreased net earnings.  These loss carry-forwards expire through 2033 if unused.

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

We rely on one outside vendor to manufacture substantial portions of critical hardware that will be used with or included in our XRpro® instruments. We have an agreement with our equipment supplier for an indefinite period of time to develop a product that incorporates our technology with a product already produced by them. Our agreement provides that we will not develop, manufacture, or distribute products that compete directly or indirectly with the product that is supplied by them and incorporated into the XRPro® instruments during the term of the agreement and for a period of three years subsequent to the termination of the agreement if we should terminate the agreement for any reason. Our agreement may be terminated by either party without cause upon six (6) months prior written notice.  Our supplier is located in Berlin, Germany and its ability to perform the agreement will be affected by the quality controls in Germany, which may be different than those in the United States, as well as the regional or worldwide economic, political or governmental conditions.  Disruptions in international trade and finance or in transportation may have a material adverse effect on our business, financial condition and results of operation.  Any significant disruption in the Company’s operations for any reason, such as regulatory requirements, scheduling delays, quality control problems, loss of certifications, power interruptions, fires, hurricanes, war or threats of terrorism, labor strikes, contract disputes, could adversely affect our sales and customer relationships. There can be no assurances that a third party contract manufacturer will be able to meet the design specifications of our technology.

Our reliance on one manufacturer is expected to continue and involve several other risks including limited control over the availability of components, delivery schedules, pricing and product quality. We may experience delays, additional expenses and lost sales because of our dependency upon a single manufacturer. Although we have no reason to believe that our supplier will be unable to supply us with needed products, if they were to be unable to supply us with adequate equipment in a timely manner, or if we are unable to locate a suitable alternative supplier or at favorable terms, our business could be materially adversely impacted.  While we believe alternative manufacturers exist, we have not specifically identified any alternative manufacturer and may not be able to replace our equipment supplier if we need to in a timely fashion.

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

In addition, in the event of a breach of law by our equipment supplier or a breach of a contractual obligation that has an adverse effect upon our operations, we will have little or no recourse because all of our manufacturer’s assets are located in Germany. In addition, it may not be possible to effect service of process in Germany and uncertainty exists as to whether the courts in Germany would recognize or enforce judgments of U.S. courts obtained against a German company.

We must expend a significant amount of time and resources to develop new products, and if these products do not achieve commercial acceptance, our operating results may suffer.

We expect to spend a significant amount of time and resources to develop new products and refine existing products, and have spent significant time and money developing our XRpro® instruments. We commenced development of our XRpro® instruments in the year 2000 and since then have developed four enhanced versions of our original instrument; each enhancement was developed over an approximate two year period of time. Although we do not intend to enhance our XRpro® instruments in the near future, we may be forced to do so if customers request any modifications or enhancements. Our research and development expense for the year ended December 31, 2013 was approximately $194,222, most of which was used to develop assays for commercial applications. In light of the long product development cycles inherent in our industry, any developmental expenditure will typically be made well in advance of the prospect of deriving revenues from the sale of new products. Our ability to commercially introduce and successfully market new products will be subject to a wide variety of challenges during this development cycle that could delay introduction of these products. In addition, since our potential customers are not expected to be obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, our operating results will suffer. Our products may also be priced higher than competitive products, which may impair commercial acceptance. We cannot predict whether new products that we expect to introduce will achieve commercial acceptance.

Our limited marketing capability may limit our ability to gain commercial acceptance of our XRpro® instrument and cause our future operating results to suffer.

Our future operating results will suffer if our products do not achieve commercial acceptance. Our ability to gain commercial acceptance of our XRpro® product will be limited by our marketing capability. Until such time as we have increased financial resources, we do not anticipate expending large sums of money on a sales force for our XRpro® products or our marketing efforts. We have not sold or leased any XRpro® instruments and to date no one other than us has used the XRpro® instrument to perform analytical services.

Our Chief Scientific Officer beneficially owns a substantial portion of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company.

The concentration of ownership of our stock could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. Our Chief Scientific Officer beneficially owns 3,445,768 shares of our common stock, representing 80.2% (and 40.8% of the total voting power, based on the Series B entitlement of two for one votes on the number of Series B shares outstanding) of our outstanding shares of common stock on a fully diluted basis. Accordingly, our Chief Scientific Officer would have significant influence over the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our securities, you may have no effective voice in the management of our Company. Such significant influence over control of our Company may adversely affect the price of our common stock. Our principal stockholder may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, as well as mergers or other business combinations which require the vote of a majority of our outstanding shares. Such significant influence may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Although we have not successfully sold any of our products yet, we currently offer our products both in the United States and outside of the United States, and we intend to manufacture products at our equipment suppliers’ facility in Germany once we receive purchase orders. Because we intend to do so, our business is subject to risks associated with doing business internationally, including:

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

As a public reporting company, we are in a continuing process of developing, establishing, and maintaining internal controls and procedures that allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting if and when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company. Our management is required to report on our internal controls over financial reporting under Section 404. If we fail to achieve and maintain the adequacy of our internal controls, we would not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Our Management has determined that the adequacy of our internal controls is not as effective as they could be and is therefore unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, that must be performed may reveal other material weaknesses or that the material weaknesses described above have not been fully remediated. If we do not remediate any material weaknesses identified, or if other material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.

Future sales of our common stock by our existing shareholders could cause our stock price to decline.

We currently have 4,039,770 shares of our common stock outstanding. All of such shares are eligible for resale under Rule 144; however, 3,307,945 are held by affiliates and are subject to certain volume limitations.  If our shareholders sell substantial amounts of our common stock in the public market at the same time, the market price of the Common Stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our shareholders might sell significant shares of the Common Stock could also depress the market price of the Common Stock.

A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause you to lose part or all of your investment in our shares of common stock.

We do not expect to pay dividends on our common stock in the foreseeable future.

The Company does not expect to pay dividends on its common stock for the foreseeable future, and it may never pay dividends.  Consequently, the only opportunity for common stockholders to achieve a return on their investment may be if a trading market develops and common stockholders are able to sell their shares for a profit or if our business is sold at a price that enables common stockholders to recognize a profit. The Company’s holders of Series B Preferred stockholders are entitled to an annual dividend of 8% if paid in cash or 10% if paid in common stock, at the election of the Company, on January 31 of each year. Our Series A Preferred Stockholders are entitled to an annual dividend of $0.46 for each share of Series A Preferred Stock, payable in cash or common stock, at the election of the holder, on January 31 of each year. The Company currently intends to retain any future earnings other than those paid as dividends to the Series A and Series B Preferred Stock or any other class of preferred stock to support the development and expansion of its business and does not anticipate paying cash dividends for the foreseeable future. The Company’s payment of any future dividends will be at the discretion of its Board of Directors after taking into account various factors, including but not limited to its financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that it may be a party to at the time. In addition, the Company’s ability to pay dividends on its common stock may be limited by state law. Accordingly, the Company cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of the Company’s business or dividends on their Series A and Series B Preferred Stock. At the present time there is no trading market for the Company’s shares. Therefore, holders of the Company’s securities may be unable to sell them. The Company cannot assure investors that an active trading market will develop or that any third party will offer to purchase its business on acceptable terms and at a price that would enable its investors to recognize a profit.

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

Our board of directors is authorized by our charter to create and issue preferred stock. Certain of the rights of holders of preferred stock take precedence over the rights of holders of common stock. We are authorized to issue 10,000,000 shares of preferred stock, of which 3,000,000 are designated as Series B Preferred Stock and 400,000 are designated as Series A Preferred Stock. We currently have 2,113,947 shares of Series B and 105,000 shares of Series A preferred stock outstanding. The holders of the Series B Preferred Stock are entitled to a dividend of 8%, if paid in cash or 10% if paid on common stock, at the option of the Company. Series A preferred stock are entitled to a dividend of $.46 per share each year payable in cash or stock at the option of the holder and both Series B Preferred stock and Series A Preferred stock are entitled to a preference upon our liquidation, dissolution or winding up.

The Series B shares are convertible voluntarily at the election of the holder. The Series A Preferred shares are convertible voluntarily at the election of the holder or automatically ten trading days after delivery to the holder by us of a notice that the volume-weighted average closing price of our common stock over the ten trading days immediately preceding the date of notice is at least $10.00 per share. The holders of the Series B and Series A Preferred stock are also entitled to registration rights with respect to such shares.   We may issue additional shares of Series B or Series A Preferred Stock in addition to other preferred stock. As future tranches of capital are received by the Company, additional preferred stock may be issued which such terms and preferences as are determined in the sole discretion of our board of directors. The rights of future preferred stockholders could delay, defer or prevent a change of control, even if the holders of common stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

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

New Mexico
We lease approximately 5,160 square feet at 278 DP Road, Suite D, Los Alamos, New Mexico 87544, where one of our laboratories is located under the terms of two leases. Each lease is on a month to month basis until we determine our future need for these premises. The leases provide for an aggregate annual rent of approximately $60,900 or $5,075 per month excluding utilities and property taxes. We believe these facilities are in good condition and adequate to meet our current requirements.

Cambridge
We lease approximately 2,813 square feet at One Kendall Square, Suite B2002, Cambridge, Massachusetts 02139 where our main laboratory and corporate head office is located. The term of the lease is for a twelve month period terminating on May 31, 2014. The monthly rental amounts to $15,118. The lease has recently been renewed for a period of twenty four months terminating on May 31, 2016.

The Company entered into a corporate apartment lease agreement in Cambridge, Massachusetts effective June 4, 2013. The term of the lease is for a twelve month period terminating on June 3, 2014. The monthly rental amounts to $3,325. The renewal of this lease is currently being negotiated.

The Company entered into a second corporate apartment lease agreement in Cambridge Massachusetts, effective 1 February 2014. The term of the lease is for a fourteen month period terminating on March 31, 2015. The monthly rental amounts to $2,987.

Item 3.	Legal Proceedings

Suit against the Regents of the University of California, Los Alamos National Security, et al.

On March 6, 2014, the Company and Dr. Benjamin Warner entered into a confidential settlement  agreement with Los Alamos National Security LLC (“LANS”), The Regents of the University of California, the UChicago Argonne, LLC and certain individuals (“the Parties”) relating to the following:

(i)
a lawsuit, Caldera Pharmaceuticals, Inc. v. The Regents of the University of California, et al., Case No. CGC-07-470554, brought in the Superior Court of the State of California, County of San Francisco;

(ii)	a lawsuit, Caldera Pharmaceuticals, Inc. v. Los Alamos National Security, LLC, et al., Case No. 1:10-cv-06347, brought in the United States District Court for the District of New Mexico; and
(iii)
a lawsuit, Caldera Pharmaceuticals, Inc. v. The Regents of the University of California, et al., Case No. 2011-L-9329, brought in the Circuit Court of Cook County, Illinois, County Department – Law Division and dismissed without prejudice on or about July 26, 2013 (collectively the “Actions”).

The agreement called for the Parties to:

(i)	mutually release each other from all existing, past, present or future claims, counter-claims, demands and causes of action;
(ii)	amend the Company’s license agreement with Los Alamos National Security LLC, to include rights to certain issued and pending patents;
(iii)	return of 157,500 shares of the Company’s Common stock; and
(iv)
pay the Company $7,000,000, which resulted in a net cash settlement of approximately $5,852,000 after the deduction of legal expenses.

On July 5, 2013, the Company entered into a fee agreement with Dentons US LLP (“Dentons”), our previous legal counsel, which called for a payment of 50% of any settlement up to $6 million and 5% thereafter.  The agreement also called for Dentons to cooperate with the Company by making its partners and/or employees available to furnish information or reasonable assistance in connection with any future disqualification proceedings, as reasonably requested by the Company. Subsequent to signing the agreement the Company determined that Dentons had egregiously breached this cooperation clause.  As a result, the Company has suffered significant harm.  The Company further believes that due to Dentons breach of its contract with the Company, Dentons is not owed any amount under the breached agreement and the Company is also considering its legal remedies in regard to the harm it has suffered.

There is no certainty as to how Dentons will respond to the Company's claims or to the ultimate amount that the Company may collect from or have to pay to Dentons.

The proceeds received of $7,000,000 and any additional proceeds we may receive or any additional expenditure incurred on this matter will be recognized as income or expense in future periods. No liability to Dentons has been recorded by the Company.

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

In February 2013 a settlement agreement was entered into between the Company, Joel Bellows and Peter Baltrus, with respect to the above mentioned suits, which requires the exchange of 105,000 common shares for 105,000 shares of Series A Stock or Series B Stock and a cash payment of $240,000, together with interest thereon at 6% per annum, over a three-year period.   On April 30, 2013, these suits were dismissed, with prejudice.  In terms of this settlement agreement, the Company paid the first cash installment of $80,000 during March 2013 and on May 20, 2013, issued 105,000 shares of Series A Stock to Joel Bellows, in exchange for his 105,000 common shares. The Company and Dr. Benjamin Warner had filed post-settlement motions for the Judge in the matter to reconsider his May 16, 2013 ruling wherein the Company and Dr Benjamin Warner were compelled to comply with a disputed version of the settlement agreement which entitled Bellows to a prejudicial conversion formula of his Series A Stock into Series B Stock which is contrary to our settlement intentions. The motion was heard on September 25, 2013 and denied. On October 24, 2013, the Company and Dr. Benjamin Warner filed a notice of appeal.

In March, 2010, the Company filed suit against Joel Bellows and Bellows and Bellows P.C. in the United States District Court for the District of New Mexico alleging the following: (i) Breach of Contract; (ii) Negligence; (iii) Breach of Fiduciary Duty; (iv) Fraud; and (v) Tortious Interference with Contract. The aforementioned complaints relate to legal services provided by Bellows and Bellows P.C. for the Company. The Company is seeking compensatory damages, punitive damages, interest, costs and fees. On October 4, 2013, this suit was dismissed with prejudice and a settlement agreement was entered into, in terms of this settlement agreement the Company received a net $30,000 cash settlement.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is not currently trading on any established market.

As of May 15, 2014, there were 70 holders of our common stock, 79 holders of Series B Preferred Stock and 1 holder of Series A Preferred Stock.

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

None.

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

Results of Operations for the year ended December 31, 2013 and the year ended December 31, 2012.

Revenues

We had revenues totaling $708,273 and $1,904,044 for the years ended December 31, 2013 and 2012, respectively, a decrease of $1,195,771 or 62.8%. Substantially all of our revenues have been from federal government contracts. The decrease over the previous year is due to the timing of work performed on our government contracts during the 2012 year where significant work was performed on the NIH contract during the first and second half of 2012, limited work was performed on the NIH contract during the first half of 2013 with an increase in activity in the last quarter of 2013. In the 2012 year, we billed a significantly higher amount of recoverable expenses which we incurred on our government contracts. We have an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, which was fully utilized and expired on July 31, 2013 with a further $1,000,000 made available for us to invoice our project time and expenses against on July 9, 2013, expiring on July 31, 2014, of which we have received $325,000 to date, depending on availability of government funding and satisfactory progress made on the project. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the project to date. However, we do not know how or if the federal government’s recent spending cuts, known as sequestration, will affect our current contract or our ability to obtain future contracts.  The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

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

Cost of goods sold

Cost of goods sold totaled $507,766 and $656,641 for the years ended December 31, 2013 and 2012, respectively. The decrease of $148,875 or 22.7% is primarily due to the decreased revenue earned in the current year. The percentage reduction in cost of sales is not equal to the percentage reduction in sales as significant revenue from equipment usage was generated in the prior year, the current year cost of sales included proportionately more laboratory supply expense and direct material expense than in the prior year. Cost of sales is primarily comprised of direct expenses related to providing our services under our contracts.  These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the year ended December 31, 2013 and 2012 respectively was $236,451 and $557,092. For additional information regarding salary expense reference is made to the discussion of total salary expense in Selling, general and administrative expenses below.

Gross Profit

Gross profit was $200,507 and $1,247,403 for the years ended December 31, 2013 and 2012, respectively. The gross margin percentages were 28.3% and 65.5%, respectively and relate primarily to our Federal government contracts and may not be indicative of anticipated future results due to the Company’s plan to diversify its source of revenues into the provision of services and equipment sales or usage arrangements.  The decrease in our gross profit percentage is primarily due to the reduction in billing for equipment usage in the current year which is significantly more profitable than billing of direct materials and labor costs.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $4,511,078 and $2,011,212 for the years ended December 31, 2013 and 2012, respectively, an increase of $2,499,866 or 124.3%.

The major expenses making up selling, general and administrative expenses included the following:

	Year ended December 31,		Increase/	Percentage
	2013	2012	(decrease)	change

Marketing and selling expenses	$24,942	$89,441	$(64,499)	(72.1)%

Salary expenses	740,600	211,378	529,222	250.4%

Research and development salaries	194,222	32,403	161,819	499.4%

Stock option compensation charge	660,468	45,769	614,699	1,343.0%

Legal fees	1,700,668	810,040	890,628	109.9%

Consulting fees	340,631	248,603	92,028	37.0%

Audit fees	72,160	26,700	45,460	170.3%

Rental expense	199,070	63,609	135,461	213.0%

Legal settlement expense	115,273	257,972	(142,699)	(55.3)%
	$4,048,034	$1,785,915	$2,262,119

Marketing and selling expenses decreased over the prior year due to professional promotional activities that commenced in the third quarter of 2011 and was concluded in the second quarter of 2012 to promote our XRpro equipment. The current year expenditure consisted primarily of website development costs.

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

Total salary expenditure for the year ended December 31, 2013 and 2012, respectively is included in the following expense categories:

	Year ended December 31,		Increase/	Percentage
	2013	2012	(decrease)	change
Cost of sales	$236,451	$557,092	$(320.641)	(57.6)%

Selling, general and administrative expenses	740,600	211,378	529,222	250.4%

Research and development salaries	194,222	32,403	161,819	499.4%

	$1,171,273	$800,873	$370,400	46.2%

The increase in total salary expenditure for the year ended December 31, 2013 of $370,400 is primarily due to; i) the employment of Mr. Gary Altman as Chief Executive Officer of the company at an annual salary of $300,000 per annum, accounting for $150,000 of the increase in the current year; ii) the employment of an additional senior scientist in our Cambridge laboratory at an annual cost of $125,000 per annum, resulting in an increase of $41,606 for the current year; iii) the increase in salary paid to our Chief Scientific officer of $50,000 per annum, resulting in an additional cost of $41,667 for the current year, as well as a discretionary bonus of $50,000 paid to our Chief Scientific officer during the current year; iv) the employment of a public relations representative, who has subsequently left the Company, for eight months resulting in a salary expense of $31,800, and v) the increase in our leave pay provision of $58,250 for the current year, offset by the resignation of our in house legal counsel during the prior year.

The salary expense included in cost of sales for the year ended December 31, 2013 decreased by $320,641 or 57.6% The lower salary expense charged to cost of sales in the current year was primarily due to the lower level of activity on our government contracts in the current year, primarily due to the timing of when work is performed on these contracts. The decrease in salary expense charged to cost of sales for the year ended December 31, 2013 resulted in a corresponding increase in salary expense charged to Selling, general and administrative expenses and research and development salaries for the year ended December 31, 2013.

The salary expense charged to Selling, general and administrative expenses for the year ended December 31, 2013 increased by $529,222 or 250.4% due to the decreased salary expense charged to cost of sales and the increase in total salary expense as discussed above.

Research and development salaries for the year ended December 31, 2013 increased due to employees allocating their time to research work done on the development of commercial assays for two significant pharmaceutical companies.

The stock option compensation charge increased by $614,699 over the prior year due to the issue of 1,184,900 options during the current year, primarily to members of management and certain key consultants. These options were valued at $1,296,119 at the time of issue and are being amortized over their vesting periods which range from one to four years.

Legal fees increased by $890,628 over the prior year due to an increase in the legal activity on the LANS matter as we prepared for settlement negotiations during the current year. The legal fees on the Bellows matter decreased as the matter has for the most part been settled, other than a minor dispute on the settlement agreement wording enforced by the judge. The LANS matter is in the process of being settled, the details of which are confidential. For additional information on our legal matters, see Item 3- Legal Proceedings. The legal expenses incurred on the LANS and Bellows matters are not connected with our regular business activities and while still ongoing should be viewed as non-operating expenses. Based on our recent settlement of the LANS matter, we do not anticipate legal expenses of this magnitude in future.

The increase in consulting fees of $92,028 is primarily due to consulting fees paid to Gary Altman, our CEO during the months of May and June of $46,402, prior to his appointment as CEO, Public relations fees of approximately $40,500 paid during the current year, partially offset by the reduction in management consulting fees of $36,000 during the current year, and consulting fees of $13,165 incurred on the LANS legal matter discussed above.

The increase in audit fees of $45,460 is primarily due to an accrual of $27,500 made for the 2013 audit and the review fees of our quarterly SEC filings of $4,200 per quarter.

The increase in our rental expense is primarily due to the establishment of a second laboratory and the relocation of our main operating office to Cambridge, Massachusetts during June 2013. In addition to this we leased a corporate apartment in Cambridge, Massachusetts for our executive officers.

The legal settlement expense represents the net charge for the settlement arrangements entered into with Joe Bellows in our Illinois legal actions. This expense is not expected to recur in the future.

Depreciation and Amortization

We recognized depreciation expenses of $118,227 and $94,280 for the years ended December 31, 2013 and 2012, respectively, this depreciation is primarily depreciation on our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expenses were $51,684 for each of the years ended December 31, 2013 and 2012.  Amortization expenses relates to the amortization of license fees paid to Los Alamos National Laboratories for the use of certain patents.

Other income

Other income for the year ended December 31, 2013 of $30,120 consists primarily of net proceeds of $30,000 received on a settlement agreement entered into on the Joel Bellows matter in the New Mexico legal jurisdiction. The other income of $140,880 in the prior year consisted primarily of insurance proceeds of $10,000 received to fund our legal expenses incurred on the LANS matter and a further $130,880 from an agreement entered into with one of our suppliers of legal services whereby they agreed to reduce the amount of liability owing to them by 50% of the original invoiced amount.

Interest expense

Interest expense totaled $165,635 and $23,949 for the years ended December 31, 2013 and 2012, respectively. The increase of $141,686 is primarily made up of bridge note discount of $117,629, bridge note interest of $11,193 and interest on the legal settlement due to Joel Bellows of $8,000.

Net loss

Net loss totaled $(3,694,786) and $(792,061), representing a net loss per share (applicable to common stock) of $(1.39) and $(0.22) per share for the years ended December 31, 2013 and 2012, respectively. The increase in loss is primarily due to the decrease in revenues and gross margins and the increased level of expenditure as discussed above.

Liquidity and Capital Resources

We have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants. As of December 31, 2013 our Company had cash totaling $519,733, other current assets totaling $140,072, and total assets of $1,681,400. We had total current liabilities of $3,737,185, including a non-cash derivative financial liability of $944,121, and a net working capital deficit of $3,077,380. Total liabilities were $3,915,038 and the Series A convertible redeemable preferred stock totaled $133,350 resulting in a stockholders’ deficit of $(2,366,988).

During April 2013 we received $600,000 from certain note holders to provide temporary funding to the business; $100,000 in the form of temporary notes payable and $500,000 in Bridge notes payable. The temporary notes together with interest thereon were repaid in April 2013. We received $500,000 in gross proceeds from the issuance of ten convertible bridge notes in the aggregate principal amount of $500,000, of which $100,000 of these proceeds were used to repay the $100,000 temporary notes on April 4, 2013. The bridge notes were issued as part of a unit that included warrants to purchase 600 shares of our common stock for each $1,000 of note principal. During April 2013, $375,000, together with interest thereon of $9,160, of the $500,000 bridge notes outstanding, converted their notes into 153,664 Series B Preferred units, at $2.50 per unit. Each unit consists of a Series B Stock and a warrant to purchase a share of common stock at $2.50 per share. During May and August 2013, $125,000 of the bridge Notes, together with interest thereon, was repaid to the bridge note holders.

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

Subsequent to year end, on March 6, 2014, we settled the litigation with LANS resulting in a net cash inflow to the Company of $5,852,000, this amount may be reduced substantially based on discussions with our previous attorneys on this matter.

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

The terms of the commercial loan facility and the revolving funding facility from Los Alamos National Bank were renegotiated and on September 16, 2013 the Company concluded a new term loan agreement with LANB to replace the revolving draw loan and the commercial loan. The Company paid a combined $26,886 against the revolving draw line and the commercial loan and LANB advanced a new term loan to the Company of $267,392, the proceeds of which were used to settle the remaining balance, inclusive of interest, of the revolving draw line and the commercial loan. This loan bears interest at the Wall Street Journal Prime rate plus 2.0% with a floor of 7.00% per annum. This loan expires on September 16, 2016. The loan is repayable in 36 monthly installments of $8,256, inclusive of interest, which installment may vary depending on the variable interest rate mentioned above. The loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. The loan is personally guaranteed by Benjamin Warner, our Chief Scientific Officer and majority common shareholder. The loan agreement provides that we cannot incur, permit or assume (i) any debt except: existing debt as of the date the loan agreements were executed, debts subordinate to the loan or accounts payable incurred in the ordinary course of business or (ii) any liens other than inconsequential liens incurred in the ordinary course of business. These restrictions may limit our ability to raise debt financing in the future. The lender can demand payment in full upon an event of default which includes an insolvency or bankruptcy, business termination through merger dissolution or reorganization, a default under any of the loan documents with the bank or any other agreement with the bank. As of December 31, 2013 we owed $247,912 in accordance with the term loan agreement.

Subsequent to year end on April 11, 2014, the term loan, together with interest thereon was repaid for a consideration totaling $227,717. There are no further obligations under this term loan and the guarantees provided by Dr. Benjamin Warner and his wife has been released.

As of December 31, 2013, we owed $209,923 in accordance with the terms of a Project Participation Agreement with the Incorporated County of Los Alamos that we entered into in September 2006. The loan bears interest at a rate of 5% per annum, is for a thirteen year term, with monthly repayments of $3,547 that commenced on September 21, 2009.

An analysis of our cash flows from operating, investing and financing activities for the years ended December 31, 2013 and 2012 is provided below:

	Year ended December 31, 2013	Year ended December 31, 2012

Net cash used by operating activities	$(2,195,268)	$(615,035)

Net cash used in investing activities	(206,483)	(243,484)

Net cash provided by financing activities	2,542,841	558,862

Net increase/(decrease) in cash and cash equivalents	$141,090	$(299,657)

Net cash used in operating activities was $2,195,268 and $615,035 for the year ended December 31, 2013 and 2012, respectively. The decrease in cash used in operating activities was primarily due to the following:

	Year ended December 31,		Increase/	Percentage
	2013	2012	(decrease)	change

Net loss	$(3,694,786)	$(792,061)	$(2,902,725)	(366.5)%

Adjustments for non-cash items	172,664	193,787	(21,123)	(10.9)%

Changes in operating assets and liabilities	1,326,854	(16,761)	1,343,615	* %

Net cash used in operating activities	$(2,195,268)	$(615,035)	$(1,580,233)	(256.9)%

* Greater than 1,000%

The increase in net loss is discussed under net loss in the results of operations for the year ended December 31, 2013 and the year ended December 31, 2012.

The adjustments for non-cash items was primarily due to a non-cash stock based compensation charges of $660,468 due to 1,184,900 options issued primarily to management and certain key consultants during the current year, the non-cash movement in the derivative financial liability of $(919,948) which arose on the issue of Bridge notes and warrants issued to series B shareholders during the current year, the amortization of bridge loan discount of $117,025 which arose on bridge loans granted to the Company during the current year and the non-cash increase in the legal settlement accrual of $115,273 incurred on the Bellows settlement, and an increase in the depreciation expense of $23,947 over the prior year.

The changes in operating assets and liabilities included: (i) an increase in accounts receivable of $(65,254) which is primarily due to the timing of receipts before or after month end from our primarily government customers; (ii) an increase in our accounts payable balances of $1,336,125 which is primarily due to the increase in our legal bills incurred on the LANS legal matter; and (iii) an increase in other payables of 72,982, primarily due to an increase in the vacation pay accrual, payroll liabilities at year end and an increase in other payables including an audit fee provision of $27,500.

Net cash used in investing activities was $206,483 for the year ended December 31, 2013 compared to $243,484 for the prior year and consists primarily of laboratory equipment purchased for our new Cambridge laboratory.

Net cash provided by financing activities was $2,542,841 and $558,862 for the years ended December 31, 2013 and 2012, respectively and is made up as follows:

	Year ended December 31,		Increase/	Percentage
	2013	2012	(decrease)	change

Movement in borrowings from banks and third parties	$(91,859)	$278,114	$(369,973)	(133.0)%

Movements in bridge note borrowings	125,000	250,000	(125,000)	50.0%

Net proceeds from stock issues and repurchases	2,509,700	57,500	2,452,200	4,264.7%

Dividends paid	-	(26,752)	26,752	100%

Net cash provided by financing activities	$2,542,841	$558,862	$1,983,979	355.0%

The movement in borrowings from banks and third parties in the current year included a restructure of our borrowings from Los Alamos National Bank. The Commercial loan and the revolving draw line advanced by Los Alamos National bank were settled during the current year for $307,832 and a new term loan of $267,392 was advanced to the Company, repayments of $20,191 were made against the term loan during the current year. In the prior year a cash advance of $168,000 on the revolving letter of credit and an advance on the commercial loan of $148,500 were made by Los Alamos National Bank.

A further net, $125,000 was advanced under Bridge notes during the current year; the bridge note proceeds, net of bridge note repurchases, received during 2012 and 2013 were converted into Series B shares during the current year and were not repaid.

The proceeds from Series B Preferred stock issuances in the current year was from the issuance of 1,118,000 Series B units to new investors at an issue price of $2.50 per unit, net of transaction costs of $285,300. The prior year stock issuances was made up of 10,088 series A units at $5.70 per share.

The dividend paid in the prior year represents the payment of dividends due to those preferred stockholders who elected to receive cash dividends at $0.46 per share instead of shares of common stock at $5.70 per share.

Capital Expenditures

Our current plans, dependent on the successful outcome of a fund raising or proceeds from litigation settlements is to improve the efficiency of our laboratory operations by employing additional scientific personnel and equipment to further automate the processes required in our Assay workflows to meet our customer requirements.

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

Revenue recognition

Revenue sources consist of government contracts and commercial development contracts.

We account for our long-term Firm Fixed Price Government contracts associated with the delivery of feasible research on drug candidates and the development of drug candidates using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract.

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

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2013 and 2012 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2013, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Recent accounting pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the Caldera Pharmaceuticals financial statements included herein.

Off Balance Sheet Arrangements

None.

Contractual Obligations

None.

Inflation

The effect of inflation on the Company's operating results was not significant.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

Caldera Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Caldera Pharmaceutical, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caldera Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

May 30, 2014

New York, New York

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS

Current assets:
Cash	$519,733	$378,643
Accounts receivable, net	106,019	59,849
Prepaid expenses	34,053	17,055

Total current assets	659,805	455,547

Non-current assets:
Intangible assets, net	542,890	594,574
Plant and equipment, net	453,701	391,530
Investment in certificate of deposit	25,004	-

Total non-current assets	1,021,595	986,104

TOTAL ASSETS	$1,681,400	$1,441,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,710,173	$374,048
Other payables and accrued expenses	413,892	197,307
Loans payable	280,782	218,324
Bridge notes payable, net of debt discount	-	233,955
Derivative financial liability	944,121	17,539
Dividends payable	389,017	156,873

Total current liabilities	3,737,985	1,198,046

Non-current liabilities:
Loans payable	177,053	332,055
Other payables and accrued expenses	-	160,000
Total non-current liabilities	177,053	492,055

TOTAL LIABILITIES	3,915,038	1,690,101

Convertible Redeemable Preferred Stock
Series A Cumulative Convertible Redeemable Preferred Stock, $0.001 par value, 400,000 shares designated, 105,000 and 341,607 shares issued and outstanding as of December 31, 2013 and 2012, respectively, liquidation preference is $5.70 per share.	133,350	2,065,392

Commitments and contingencies

STOCKHOLDERS DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 6,600,000 shares undesignated and unissued.	-	-
Series B Cumulative Convertible Preferred Stock, $0.001 par value, 3,000,000 designated shares, and 2,133,947 shares issued and outstanding as of December 31, 2013, liquidation preference is $2.50 per share.	2,134	-
Common stock, $0.001 par value, 50,000,000 authorized shares, 4,851,270 and 4,956,270 shares issued and, 4,197,270 and 4,302,270 outstanding as of December 31, 2013 and 2012, respectively.	4,852	4,957
Additional paid in capital	10,475,253	4,649,109
Treasury stock, at cost (654,000 shares of common stock as of December 31, 2013 and 2012)	(473)	(473)
Accumulated deficit	(12,848,754)	(6,967,435)

Total stockholder’s deficit	(2,366,988)	(2,313,842)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$1,681,400	$1,441,651

See notes to the consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2013	Year ended December 31, 2012

Sales	$708,273	$1,904,044

Cost of sales	507,766	656,641

Gross profit	200,507	1,247,403

Operating expenses:
Selling, general and administrative expenses	4,511,078	2,011,212
Depreciation	118,227	94,280
Amortization	51,684	51,684
Total operating expenses	4,680,989	2,157,176

Operating loss	(4,480,482)	(909,773)

Other income/(expense)
Other income	30,120	140,880
Interest income	1,263	781
Interest expense	(165,635)	(23,949)
Change in fair value of derivative financial liabilities	919,948	-

Total other income	785,696	117,712

Net loss	(3,694,786)	(792,061)

Deemed preferred stock dividends	(1,745,837)	(2,857)
Preferred stock dividends	(440,696)	(156,873)

Net loss applicable to common stock	$(5,881,319)	$(951,791)

Net loss per common stock: -
Basic and diluted	$(1.39)	$(0.22)

Weighted average number of common stock outstanding: -
Basic and diluted	4,237,544	4,298,642

See notes to the consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S (DEFICIT)

	Common Stock		Series B Preferred Stock		Treasury	Additional		Total
	Number of shares	Amount	Number of shares	Amount	stock Amount	Paid-in capital	Accumulated deficit	Stockholder’s (deficit)
Balance at December 31, 2011	4,291,620	$4,946	-	$-	$(473)	$4,542,646	$(6,015,644)	$(1,468,525)

Common stock issued in lieu of cash for preferred stock dividend	10,650	11	-	-	-	60,694	-	60,705

Fair value of stock options issued to employees	-	-	-	-	-	45,769	-	45,769

Net loss	-	-	-	-	-	-	(792,061)	(792,061)

Deemed preferred stock dividend	-	-	-	-	-	-	(2,857)	(2,857)

Preferred stock dividend	-	-	-	-	-	-	(156,873)	(156,873)

Balance at December 31, 2012	4,302,270	4,957	-	-	(473)	4,649,109	(6,967,435)	(2,313,842)

Series B Preferred stock issued for cash	-	-	1,118,000	1,118	-	2,793,882	-	2,795,000

Conversion of Bridge notes and accrued interest into Series B Preferred stock	-	-	153,664	154	-	384,006	-	384,160

Series B Preferred stock issued to Series A stockholders in lieu of dividends	-	-	83,423	83	-	208,475	-	208,558

Conversion of Series A Preferred stock to Series B Preferred stock	-	-	778,860	779	-	2,064,613	-	2,065,392

Share issue expenses related to Series B Preferred stock issuance	-	-	-	-	-	(285,300)	-	(285,300)

Common stock exchanged for Series A preferred shares	(105,000)	(105)	-	-	-	-	-	(105)

Fair value of stock options issued to employees	-	-	-	-	-	660,468	-	660,468

Net loss	-	-	-	-	-	-	(3,694,786)	(3,694,786)

Deemed preferred stock dividend	-	-	-	-	-	-	(1,745,837)	(1,745,837)

Preferred stock dividend	-	-	-	-	-	-	(440,696)	(440,696)

Balance at December 31, 2013	4,197,270	$4,852	2,133,947	$2,134	$(473)	$10,475,253	$(12,848,754)	$(2,366,988)

See notes to the consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2013	Year ended December 31, 2012

Cash flow from operating activities
Net loss	$(3,694,786)	$(792,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	118,227	94,280
Amortization	51,684	51,684
Amortization of bridge loan discount	117,629	604
Stock based compensation	660,468	45,769
Loss on plant and equipment scrapped	1,082	1,450
Series B Preferred stock issued for interest expense on Bridge loan	9,165	-
Gain on change in fair value of derivative financial liability	(919,948)	-
Increase in legal settlement accrual	115,273	-
Increase in bad debt provision	19,084	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(65,254)	(29,344)
Increase in prepaid expenses	(16,999)	(1,439)
Increase/(decrease) in accounts payable	1,336,125	(198,667)
Increase in other payables and accrued expenses	72,982	212,689
Net cash used in operating activities	(2,195,268)	(615,035)

Cash flow from investing activities
Purchase of plant and equipment	(181,479)	(243,484)
Investment in certificates of deposit	(25,004)	-
Net cash used in investing activities	(206,483)	(243,484)

Cash flow from financing activities
Advance on term loan	267,392	-
Proceeds of bridge loan	250,000	250,000
Advance on line of credit	-	218,000
Advance of commercial equipment loan	-	148,500
Repayment of term loan	(20,191)	-
Repayment of bridge loan	(125,000)	-
Repayment of line of credit	(168,000)	(50,000)
Repayment of commercial equipment loan	(139,832)	(8,668)
Repayment of Los Alamos County loan	(31,228)	(29,718)
Proceeds of Series A Preferred stock issued	-	57,500
Proceeds of Series B Preferred stock issued	2,795,000	-
Share issue expenses	(285,300)	-
Series A Preferred stock dividend paid	-	(26,752)
Net cash provided by financing activities	2,542,841	558,862

Net increase/(decrease) in cash	141,090	(299,657)

Cash at the beginning of the period	378,643	678,300

Cash at the end of the period	$519,733	$378,643

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$54,430	$20,463
Income taxes	$-	$-

Non cash investing and financing activities:
Deemed preferred stock dividend relating to warrants issued to preferred stockholders	$1,745,837	$2,857
Discount applied to Bridge notes relating to warrants issued	$100,693	$17,539
Series A dividends paid in common stock	$-	$60,705
Series A dividends paid in preferred stock	$208,558	$-
Accrued Preferred stock dividends	$440,696	$156,873
Conversion of Bridge notes and accrued interest into Series B Preferred stock	$384,160	$-
Conversion of Series A Preferred stock into Series B Preferred stock	$2,065,392	$-
Common stock exchanged for Series A Preferred stock	$133,350	$-

See notes to the consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

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

Caldera Pharmaceuticals, Inc. - Parent Company
XRpro Corp. – Wholly owned subsidiary

Estimates
The preparation of these consolidated financial statements in accordance with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts and recovery of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment and intangible assets, and assumptions used in assessing impairment of long-term assets and the assumptions used in determining percentage of completion on our long-term contracts.

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, loans payable, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits of corporations, the current limit of coverage is $250,000. As a result of this coverage the Company has cash balances of $101,648 that are not covered by the FDIC as of December 31, 2013.

Concentration of major customers
The Company currently derives substantially all of its revenues from Government research contracts.

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

Total revenues by customer type are as follows:

	Year ended December 31, 2013	Year ended December 31, 2012

National Institutes of Health	$611,155	$1,804,523
Department of Defense	67,118	83,440
Commercial customers	30,000	16,081

Total revenues	$708,273	$1,904,044

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

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

The balance of the receivables provision as at December 31, 2013 and 2012 was $19,084 and $0, respectively. The amount charged to bad debt provision for the year ended December 31, 2013 and 2012 was $19,084 and $0, respectively.

Cash and cash equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with two financial institutions in the USA.

Revenue recognition
Revenue sources consist of government contracts and commercial development contracts.

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the years ended December 31, 2013 and 2012 was $194,222 and $32,403, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Patent Costs
Legal costs in connection with approved patents and patent applications are expensed as incurred and classified as Selling, general and administrative expense in our consolidated statement of operations.

Share-Based Compensation
Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2013 and 2012 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2013, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

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

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	LIQUIDITY

Subsequent to year end the Company received a substantial cash infusion (See note 19 and 20 below) providing the Company with sufficient capital resources to meet its projected cash flow requirements in conducting its operations for at least the next twelve month period. However there can be no assurance that additional and unforeseen non-recurring expenses will not arise during the next twelve month period or that the Company will be successful in completing its business development plan.

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

In terms of the agreement, the Company issued shares to the Licensor equal to 3% of the issued equity of the Company. The agreement contains anti-dilutive clauses that will ensure that the Licensor maintains at least a 3% shareholding in the Company until the Company achieves equity financing of at least $20 million. The anti-dilutive clauses do not result in a freestanding instrument as they are directly linked to the shareholding that the Licensor currently holds in the Company. Should any percentage of that shareholding be sold to third parties, prior to the triggering of any anti-dilution event, the anti-dilution clause will be void for that percentage of the shareholding sold to third parties.  As of December 31, 2013, the Company has not yet raised the requisite amount of financing.  The Licensor continued to hold, at a minimum 3% of the Company’s common stock.

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

The agreement further provides for an annual royalty to be paid to the Licensor at a rate of 2% per annum on net sales, excluding any sales to Government agencies. The agreement provided for a minimum fee payment of $50,000 per annum up until December 31, 2022. The fee will be deducted from any royalties due in excess of the fee due for that financial year. See footnote 20, subsequent events.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	INTANGIBLE ASSETS (continued)

Future annual minimum payments required under license agreement obligations at December 31, 2013, are as follows:

Amount

2014	$50,000
2015	50,000
2016	50,000
2017	50,000
2018 and thereafter	250,000

Total	$450,000

Licenses consist of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Licenses, at cost	$972,000	$972,000
Less: Accumulated amortization	(429,110)	(377,426)

	$542,890	$594,574

The aggregate amortization expense charged to operations was $51,684 for the years ended December 31, 2013 and 2012. The amortization policies followed by the company are described in Note 2.

Amortization expense for the future years is summarized as follows:

Amount

2014	$51,684
2015	51,684
2016	51,684
2017	51,684
2018 and thereafter	336,154
Total	$542,890

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	INTANGIBLE ASSETS (continued)

Patents
The Company has various patents pending or registered in its name. These patents have been internally generated and all costs associated with the research and development of these patents has been expensed.

The patents assigned to Caldera are as follows:

●	Well Plate – apparatus for preparing samples for measurement by x-ray fluorescence spectrometry. Patent filed August 15, 2008

●	Method and Apparatus for measuring Protein Post Translational Modification. Patent filed September 26, 2008.

●	Method and Apparatus for Measuring Analyte Transport across barriers. Patent filed July 1, 2009.

5.	PLANT AND EQUIPMENT

Plant and equipment consists of the following at December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012

Leasehold improvements	$6,393	$6,393
Furniture and fittings	23,099	9,979
Laboratory equipment	837,882	679,310
Computer equipment	19,044	29,327
Vehicles	17,658	17,658

Total	904,076	742,667
Accumulated depreciation	(450,375)	(351,137)
Plant and equipment, net	$453,701	$391,530

The aggregate depreciation charge to operations was $118,227 and $94,280 for the years ended December 31, 2013 and 2012 respectively. The depreciation policies followed by the company are described in Note 2.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	OTHER PAYABLES AND ACCRUED EXPENSES

	December 31, 2013	December 31, 2012
Short term portion
Credit card liabilities	$11,670	$7,505
Vacation and Sick Pay accrual	147,980	89,730
Other payables and accrued expenses	168,000	97,972
Payroll liabilities	47,192	-
Other	39,050	2,100
	413,892	197,307
Long term portion
Other payables	-	160,000

Total other payables and accrued expenses	$413,892	$357,307

Subsequent to year end, on March 31, 2014, the other payable and accrued expenses consisting of a legal settlement accrual relating to the Bellows matter (see note 19 below) was settled in full by the payment of $167,616, including accrued interest thereon.

7.	INCOME TAXES

The income tax provision/ (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to income before income tax expense. The items causing this difference for the years ended December 31, 2013 and 2012 are as follows:

	Year ended December 31, 2013	Year ended December 31, 2012

Income tax benefit at federal statutory rate	$(1,293,000)	$(277,000)
State taxes, net of federal benefit	(185,000)	(40,000)
Derivative financial liability	(321,000)	-
Stock based compensation	264,000	-
Accrual to cash adjustments	492,000	-
Prior year under provision	83,000	-
Other	20,000	-
	(940,000)	(317,000)
Valuation allowances	940,000	317,000
	$-	$-

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets
Accrual to cash adjustments	$789,000	$198,000
Options based compensation	422,000	158,000
Plant and equipment	-	-
Capital loss	50,000	50,000
Net operating loss	2,626,000	1,686,000
	3,887,000	2,092,000
Valuation allowance	(3,804,000)	(2,053,000)
	83,000	39,000
Deferred tax liabilities
Amortization of licenses	(83,000)	(39,000)
	$-	$-

We have established a valuation allowance against our gross deferred tax assets sufficient to bring our net deferred tax assets to zero due to the uncertainty surrounding the realization of such assets. Management has determined it is more likely than not that the deferred tax assets are not realizable beyond our deferred tax liabilities due to our historical loss position. The valuation allowance increased by $1,751,000 during 2013, which included a true-up of prior year’s deferred taxes of $22,000.

At December 31, 2013, we had tax loss carry forwards of approximately $6,565,000. These net operating loss carry forwards expire in 2033, if unused. The Company files its tax returns on a cash basis.

Pursuant to the Internal Revenue Code of 1986, as amended, ("IRC") §382, our ability to use net operating loss carry forwards to offset future taxable income is limited if we experience a cumulative change in ownership of more than 50% within a three-year period.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	LOANS PAYABLE

	December 31, 2013	December 31, 2012
Short term portion
Los Alamos County project participation loan	$32,870	$31,270
Los Alamos Bank Term loan	247,912	-
Los Alamos National Bank revolving draw loan	-	168,827
Los Alamos National Bank commercial loan	-	18,227
	280,782	218,324
Long term portion
Los Alamos County project participation loan	177,053	209,923
Los Alamos National Bank commercial loan	-	122,132
	177,053	332,055
	$457,835	$550,379

The amortization of the principal outstanding of loans payable is as follows:

Amount

2014	$280,782
2015	34,552
2016	36,319
2017	38,177
2018 and thereafter	68,005
Total	$457,835

Los Alamos County Loan
The Company entered into a Project Participation Agreement (as Amended) and a Loan Agreement with the Incorporated County of Los Alamos as of September 21, 2006. The Agreement provided for funding up to a maximum of $2,200,000 for the construction of a building and purchase of equipment. The maximum amount of equipment to be funded out of the total available loan of $2,200,000 was $625,000. The term of the loan is 13 years. The loan agreement provided for no repayments for 36 months with 120 equal monthly repayments commencing on September 21, 2009. The interest rate on the loan is 5% per annum. The assets funded in terms of the Project Participation Agreement and the Loan Agreement is to be used as security for the balance of the loan outstanding. The Company made use of the loan to purchase assets amounting to $302,009 during the 2007 financial year. Repayments of the loan commenced on September 21, 2009 at an interest rate of 5% per annum with equal monthly repayments of $3,547. The Company owed $209,923 and $241,193 as of December 31, 2013 and 2012, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	LOANS PAYABLE (continued)

Los Alamos National Bank (“LANB”)
The Company entered into a one year revolving draw loan with LANB for up to a maximum of $750,000 as of May 23, 2012. The loan bears interest at a coupon of the Wall Street Journal Prime rate plus 1.5% with a floor of 4.75% per annum. This loan was secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. Interest was payable quarterly. The Company drew $50,000 under this facility on May 23, 2012 to repay a previous and similar facility. An additional $118,000 was drawn down on this facility on July 11, 2012 to settle a liability owing to a supplier. On May 23, 2013, the revolving draw loan agreement was extended to August 23, 2013 and the availability under the facility was reduced to $167,943, the capital balance outstanding as of May 23, 2013. On September 16, 2013 the Company concluded a new term loan agreement, see below, with LANB and settled the outstanding balance, on this loan, inclusive of unpaid interest, totaling $168,472.  The Company owed $168,827 as of December 31, 2012.

The Company entered into a single advance commercial loan agreement with LANB for $148,500 on June 8, 2012. The purpose of this loan was to acquire an XRpro instrument. This loan bears interest at the Wall Street Journal Prime rate plus 1.5% with a floor of 6.00% per annum. This loan was due to expire on June 8, 2019. The loan was repayable in 84 monthly installments of $2,169, inclusive of interest, which installment may vary depending on the variable interest rate mentioned above. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. This loan had been advanced to both the Company and XRpro Corp., a wholly owned subsidiary, jointly and severally, and was guaranteed by Dr. Benjamin Warner and his wife. On September 16, 2013 the Company concluded a new term loan agreement, see below, with LANB and settled the outstanding balance, on this loan, inclusive of unpaid interest, totaling $126,501. The Company owed $140,359 as of December 31, 2012.

On September 16, 2013 the Company executed a term loan agreement with LANB to replace the revolving draw loan and the commercial loan disclosed above. The Company paid a combined $26,886 against the revolving draw line and the commercial loan and LANB advanced a new term loan to the Company of $267,392, the proceeds of which were used to settle the remaining balance, inclusive of interest, of the revolving draw line and the commercial loan. This loan bears interest at the Wall Street Journal Prime rate plus 2.0% with a floor of 7.0% per annum. This loan expires on September 16, 2016. The loan is repayable in 36 monthly installments of $8,256, inclusive of interest, which installment may vary depending on the variable interest rate mentioned above. This loan is secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. This loan has been advanced to both the Company and XRpro Corp., a wholly owned subsidiary, jointly and severally, and was guaranteed by Dr. Benjamin Warner and his wife. The Company owed $247,912 s of December 31, 2013.

Subsequent to year end, on April 11, 2014, the remaining balance on the term loan together with interest thereon, totaling $227,716.93 was repaid. The guarantees provided by Dr. Benjamin Warner and his wife have also been cancelled.

9.	BRIDGE NOTES PAYABLE

The Company entered into a 10% Bridge Note (the “Bridge Notes”) agreement with nine principals for $500,000 between December 18, 2012 and April 2, 2013. The Bridge Notes were issued as part of a unit that included warrants to purchase 600 shares of the Company’s common stock for each $1,000 of Bridge Note principal, at an exercise price of $3.00 per share, see note 14 below. The Bridge Notes bear interest at 10% per annum compounded and payable quarterly at the Company’s option, until the maturity date which is defined as the earliest of December 31, 2013, or the closing of any subsequent financing transactions, or an event of default as defined in the agreement. The Bridge note agreement also provides for a default interest rate of 15% per annum should any amounts due to the note holders in terms of the agreement be in default.

The Bridge Notes together with any interest due on the Bridge Notes had, at the option of the note holder, conversion rights into securities of the Company’s subsequent financing. The Bridge Note holder also had the option to convert some or all of the principal and interest due on this note into shares of the Company’s common stock at a conversion price of $2.50 per share, unless a default has occurred and is continuing, at which instance the conversion price during the default period would be $1.50 per share. The option to convert the Bridge Note into common stock had anti-dilutive provisions that would allow the note holder to be placed in the same position as it was prior to a dilution event occurring.

On April 19, 2013, six principals converted their Bridge Notes in the aggregate principal amount of $375,000 together with accrued and unpaid interest thereon of $9,160 into 153,664 units of series B preferred units of the Company at a conversion price of $2.50 per unit, each unit consist of one share of series B preferred stock and one seven-year warrant exercisable at a price of $2.50 per share, which price is subject to anti-dilution protection, see note 12 and 14 below.

On May 31, 2013 and August 30, 2013, the Bridge notes due to three principals of $100,000 and $25,000, together with accrued and unpaid interest thereon of $1,541 and $1,073, respectively, were repaid and cancelled.

The Bridge Notes included a total discount of $118,232 relating to the fair value of the warrants issued together with those notes. The conversion of the $375,000 and the repayment of $125,000 of the Bridge Notes mentioned above resulted in the immediate amortization of $90,487 of this discount. The balance of the discount was amortized over the period that the bridge notes were in existence.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.	BRIDGE NOTES PAYABLE (continued)

	December 31, 2013	December 31, 2012

Bridge notes payable	$-	$250,890
Unamortized bridge note discount	-	(16,935)
Total bridge notes payable	$-	$233,955

10.	NOTES PAYABLE

The Company entered into a 10% Note (the “Notes”) agreement with two principals for $100,000 on March 25, 2013. The Notes bear interest at 10% per annum compounded and payable quarterly at the Company’s option, until the notes are repaid. These notes were utilized to provide temporary funding and were repaid, together with accrued interest on April 4, 2013.

11.	DERIVATIVE FINANCIAL LIABILITY

The warrants arising from the issue of the Bridge notes (“Bridge Warrants”) disclosed under note 9 above have anti-dilution protection, whereby the exercise price of the warrant will re-price, based on a pre-determined formula, if any securities are sold, exercisable or convertible at a price less than the exercise price of the Bridge Warrants. This gives rise to a derivative financial liability, which was valued at $118,232 as of the date of issuance using a Black-Scholes valuation model. The value of this derivative financial liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of income in the period in which it is incurred.

The warrants arising from the issue of the series B preferred units (“Series B Shares”), together with the placement agent warrants directly related to that issue, disclosed under note 14 below have anti-dilution protection, whereby the exercise price of the warrant will re-price, based on a pre-determined formula, if any securities are sold, exercisable or convertible at a price less than the exercise price of the series B warrants. This gives rise to a derivative financial liability, which was valued at $1,745,837 and recorded as a deemed dividend expense, as of the date of issuance of the series B shares using a Black-Scholes valuation model. The value of this derivative financial liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of income in the period in which it is incurred.

The value of the derivative financial liability was re-assessed as of December 31, 2013 resulting in a net credit to the consolidated statement of operations of $919,948 for the year ended December 31, 2013.

	December 31, 2013	December 31, 2012
Opening balance	$17,539	$-
Derivative financial liability arising on bridge warrants with re-pricing terms	100,693	17,539
Derivative financial liability arising on the issue of warrants relating to Series B shares	1,745,837	-
Fair value adjustments	(919,948)	-
Closing balance	$944,121	$17,539

The following assumptions were used in the Black-Scholes valuation model:

	Year ended December 31, 2013	Year ended December 31, 2012

Calculated stock price	$1.13- $1.27	$0.55
Risk-free interest rate	0.02% to 0.07%	0.01% to 0.50%
Expected life of warrants	5 Years	5 Years
Expected volatility of the underlying stock	69% -164%	128%
Expected dividend rate	0%	0%

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	PREFERRED STOCK

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

Series A 8% Convertible, Redeemable Preferred Stock (“Series A Stock”)
Series A Stock consists of 400,000 designated shares of $0.001 par value each, 105,000 and 341,607 shares issued and outstanding as of December 31, 2013 and 2012, respectively.

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

On May 20, 2013, in terms of a legal settlement agreement entered into with Joel Bellows (Refer note 19 below), 105,000 Series A Stock was issued in exchange for his 105,000 common shares held in the Company. The Series A Stock issued to Joel Bellows was valued at $133,350 using a Black Scholes valuation model, the assumptions which are disclosed under note 11 above.

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

Redemption
Should the Company receive net proceeds of at least $3 million from litigation proceedings against the Regents of the University of California and Los Alamos National Security (see note 19); the remaining Series A stockholders will have the option to redeem the Series A Stock equal to 130% of the initial investment in the Company by the stockholder, which amounted to $210,000. This value differs from the carrying value of the Series A Stock of $133,350 which was valued using the Black-Scholes valuation model at the time of exchanging common stock for Series A Stock (Refer note 19 below). The Company also has the option to redeem the Series A Stock at a price equal to 130% of the initial investment in the Company by the stockholder at any time after giving the investors notice and allowing them to exercise their conversion rights into common stock 30 days after notice has been received. The Company is not obligated to pursue the litigation against Los Alamos National Laboratory but is doing so based on its belief that it will have a successful outcome.

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

An accrual for Series A Stock dividends of $81,442 and $156,873 was made for the year ended December 31, 2013 and 2012, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	PREFERRED STOCK (continued)

Series B Convertible Preferred Stock (“Series B Stock”)
Series B Stock consists of 3,000,000 designated shares of $0.001 par value each and 2,133,947 and nil shares issued and outstanding as of December 31, 2013 and 2012, respectively.

In connection with the terms of the recent private placement:

●
Six principals converted their Bridge Notes of $375,000 together with accrued and unpaid interest thereon of $9,160 into 153,664 Series B preferred units of the Company at a conversion price of $2.50 per unit, each unit consists of one share of Series B Stock and one seven-year common stock purchase warrant exercisable at a price of $2.50 per share, see note 14 below.

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

An accrual for Series B Stock dividends of $359,243 was made for the year ended December 31, 2013.

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

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	PREFERRED STOCK (continued)

Series B Convertible Preferred Stock (“Series B Stock”) (continued)

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

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 4,851,270 and 4,956,270 shares issued and 4,197,270 and 4,302,270 shares outstanding as of December 31, 2013 and 2012, respectively.

On May 20, 2013, in terms of a legal settlement agreement entered into with Joel Bellows (See note 19 below), 105,000 common shares were exchanged for 105,000 Series A Stock. The common shares exchanged were cancelled and are available for reissue.

During the year ended December 31, 2012 a further 10,650 shares of common stock were issued at $5.70 per share for a total of $60,705 in lieu of Series A Stock dividends which were due at January 31, 2012.

14.	WARRANTS

In connection with the terms of the recent private placement:

●
Warrants to purchase 153,664 shares of common stock at a purchase price of $2.50 per shares were issued to Bridge Note holders upon conversion of their Bridge Notes into series B units as disclosed in note 9 above. These warrants have a seven-year term and are exercisable at the option of the holder. These warrants may be exercised for shares of common stock in lieu of cash by applying the number of warrants to the formula whereby the exercise price of the warrants is deducted from the closing price of the common stock on a quoted market divided by the closing price of the common stock on a quoted market. These warrants also have dilution protection in certain instances.

●
Warrants to purchase 1,118,000 shares of common stock at a purchase price of $2.50 per shares were issued to new qualified investors in series B units as disclosed in note 9 above. These warrants have a seven-year term and are exercisable at the option of the holder. These warrants may be exercised for shares of common stock in lieu of cash by applying the number of warrants to the formula whereby the exercise price of the warrants is deducted from the closing price of the common stock on a quoted market divided by the closing price of the common stock on a quoted market. These warrants also have dilution protection in certain instances.

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

In terms of Bridge Note agreements entered into with certain principals during the years ended December 31, 2013 and 2012, warrants for the purchase of 300,000 shares of common stock at an exercise price of $3.00 per share were issued to Bridge Note holders in conjunction with the Bridge notes disclosed in note 9 above. These warrants have a five-year term and are exercisable at the option of the holder. These warrants may be exercised for shares of common stock in lieu of cash by applying the number of warrants to the formula whereby the exercise price of the warrants is deducted from the closing price of the common stock on a quoted market divided by the closing price of the common stock on a quoted market. These warrants also have dilution protection in certain instances.

During the year ended December 31, 2012 warrants for the purchase of 10,088 shares of common stock at an exercise price of $5.70 per share were issued to investors in conjunction with the issuance of 10,088 shares of Series A Stock. These warrants have a five-year term and are exercisable at the option of the holder.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.	WARRANTS (continued)

The fair value of these warrants was determined using the Black-Scholes valuation model. The following assumptions were used:

	Year ended December 31, 2013	Year ended December 31, 2012

Calculated stock price	$1.13- $1.27	$0.55
Risk-free interest rate	0.02% to 0.07%	0.01% to 0.15%
Expected life of warrants	5 - 7 Years	5 Years
Expected volatility of the underlying stock	69% - 164%	157%
Expected dividend rate	0%	0%

A fair market value of $1,745,837, determined using the Black-Scholes valuation model with the assumptions listed above, for the 1,271,664 warrants issued in conjunction with the Series B Stock offering and the 326,800 warrants issued as placement agent and advisory fees for that offering, was recorded as a deemed preferred stock dividend during the year ended December 31, 2013.

The additional 300,000 warrants issued during the years ended December 31, 2013 and 2012 in conjunction with the Bridge notes were valued using the Black-Scholes model with the assumptions listed above and a discount of $100,693 and $17,539, respectively was applied to the Bridge Notes and has been fully amortized, see note 9 above.

A fair market value for the 10,088 warrants issued in conjunction with the Series A Stock of $2,857 was recorded as a deemed preferred stock dividend during the 2012 year.

The following table summarizes warrants outstanding and exercisable as of December 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.01	40,000	6.50		40,000
$2.00	15,000	2.84		15,000
$2.50	1,271,664	6.33		1,271,664
$2.75	286,800	6.50		286,800
$3.00	300,000	4.10		300,000
$5.70	384,407	2.44		384,407

	2,297,871	5.39	$3.09	2,297,871	$3.09

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	STOCK BASED COMPENSATION

In October 2005, the Company's Board of Directors adopted the Caldera Pharmaceuticals, Inc. 2005 Stock Option Plan (the "Plan"), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has set aside 3,000,000 shares of common stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of up to two years, and expire 1 year to 10 years from the grant date. At December 31, 2013, 1,349,571 shares were available for future grant under the Incentive Plan.

Stock option based compensation expense totaled $660,468 and $45,769 for the years ended December 31, 2013 and 2012, respectively. The Company expenses the value of stock options on a straight line basis over the life of the options. The fair value of the options granted is determined using the Black-Scholes option-pricing model.

The following weighted average assumptions were used:

	Year ended December 31, 2013	Year ended December 31, 2012

Calculated stock price	$1.13 to $1.27	$0.55
Risk-free interest rate	0.02% to 0.07%	0.01% to 0.15%
Expected life of options	5 Years	5 Years
Expected volatility of the underlying stock	69% - 164%	128%
Expected dividend rate	0%	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option-pricing model. For all options granted since October 1, 2005 the Company has generally used option terms of between 1 to 10 years. The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as Caldera Pharmaceuticals.  The risk-free interest rate used in the Black-Scholes option-pricing model is determined by reference to historical U.S. Treasury constant maturity rates with short-term maturities of no more than three months. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of December 31, 2013, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants.

No options were exercised for the years ended December 31, 2013 and 2012.

We canceled options exercisable for 40,625 and 59,291 shares of common stock for the years ended December 31, 2013 and 2012, respectively, held by employees whose service to our company terminated during those respective periods. The shares underlying such options were returned to and are available for re-issuance under the 2005 Plan pursuant to the terms described above.

During the years ended December 31, 2013 and 2012, all awards granted under the Plan were incentive stock options. A summary of all of our option activity during the period January 1, 2012 to December 31, 2013 is as follows:

	Shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2012	518,445	$2.00 - 5.71	$3.54
Granted	47,000	0.20 - 5.71	1.97
Forfeited/Cancelled	(59,291)	1.10 - 5.71	5.71
Exercised	-	-	-
Outstanding December 31, 2012	506,154	$0.20 - 5.71	$3.14
Granted	1,184,900	1.50 – 5.71	2.00
Forfeited/Cancelled	(40,625)	2.00 -5.71	4.09
Exercised	-	-	-
Outstanding December 31, 2013	1,650,429	$0.20 - 5.71	$2.31

Stock options outstanding as of December 31, 2013 and 2012, as disclosed in the above table, have an intrinsic value of $33,325 and $0, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	STOCK BASED COMPENSATION (continued)

The following tables summarize information about stock options outstanding as of December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price
$0.20	30,000	8.33		30,000
$1.10	220,000	7.17		220,000
$1.50	625,000	9.21		468,756
$2.00	15,000	1.87		15,000
$2.50	544,900	6.57		87,483
$5.71	215,529	4.93		215,529

	1,650,429	7.42	$2.31	1,036,768	$2.34

The weighted-average grant-date fair values of options granted during the year ended December 31, 2013 and  2012, respectively was $1,296,119 ($1.09 per option) and $17,068 ($0.46 per option), respectively. As of December 31, 2013 there were unvested options to purchase 613,661 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $628,426, which is expected to be recognized over a period of 40 months.

16.	NET LOSS PER COMMON SHARE

Basic loss per share is based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and warrants using the treasury stock method. The computation of diluted net loss per share does not assume the issuance of common shares that have an anti-dilutive effect on net loss per share. For the years ended December 31, 2013 and 2012 all stock options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per share. Dilutive shares which could exist pursuant to the exercise of outstanding stock instruments and which were not included in the calculation because their affect would have been anti-dilutive are as follows:

	Year ended December 31, 2013 (Shares)	Year ended December 31, 2012 (Shares)

Options to purchase shares of common stock	1,650,429	479,154
Series A convertible, redeemable preferred stock	105,000	341,607
Series B convertible preferred stock	2,133,947	-
Warrants	2,297,871	549,407
	6,187,247	1,370,168

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	RELATED PARTY TRANSACTIONS

The majority of the common shares in the Company are owned by Dr. Benjamin Warner, the Chief Scientific Officer. As of December 31, 2013 and 2012, respectively, Dr. Benjamin Warner owned 76.0% and 74.1%, respectively of the issued and outstanding shares of common stock on an un-diluted basis.

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

Effective April 30, 2013, Dr. Benjamin Warner entered into an Exchange Agreement whereby 25,035 shares of Series A Stock and accrued and unpaid dividends up until April 30, 2013 of $15,300 were converted into 63,201 shares of Series B Stock, see note 12 above.

On December 18, 2012 and March 28, 2013, the Company entered into 10% Bridge Note (the “Bridge Notes”) agreements with Vincent Palmieri, a director, for $50,000 and $25,000 respectively. The Bridge Notes were issued as part of a unit that includes warrants to purchase 600 shares of the Company’s common stock for each $1,000 of Bridge Note principal, at an exercise price of $3.00 per share, giving Mr. Palmieri a total of 45,000 warrants, see note 14 above. These Bridge notes, together with accrued interest thereon were converted into 30,737 Series B Preferred units at a conversion price of $2.50 per unit, each unit consisting of one share of Series B preferred stock and one seven-year warrant exercisable at a price of $2.50 per share, which price is subject to anti-dilution protection, see note 12 and 14 above.

Mr. Palmieri also received an additional 63,788 warrants exercisable at $2.75 per share and an additional 10,000 warrants exercisable at $0.01 per share, which were issued to the placement agent as placement agent fees and advisory fees. These warrants have a seven-year term and are exercisable at the option of the holder.  See note 14 above.

On December 18, 2012, the Company entered into a 10% Bridge Note (the “Bridge Notes”) agreement with Michael Taglich, a director, for $100,000. The Bridge Notes were issued as part of a unit that includes warrants to purchase 600 shares of the Company’s common stock for each $1,000 of Bridge Note principal, at an exercise price of $3.00 per share, giving Mr. Taglich a total of 60,000 warrants, see note 14 above. These Bridge notes, together with accrued interest thereon were converted into 41,354 Series B Preferred units at a conversion price of $2.50 per unit, each unit consisting of one share of Series B preferred stock and one seven-year warrant exercisable at a price of $2.50 per share, which price is subject to anti-dilution protection, see note 12 and 14 above.

Mr. Taglich also received an additional 67,857 warrants exercisable at $2.75 per share and an additional 12,500 warrants exercisable at $0.01 per share, which were issued to the placement agent as placement agent fees and advisory fees. These warrants have a seven-year term and are exercisable at the option of the holder.  See note 14 above.

On March 25, 2013, the Company entered into a 10% Bridge Note (the “Bridge Notes”) agreement with Clive Kabatznik, a director, for $50,000. The Bridge Notes were issued as part of a unit that includes warrants to purchase 600 shares of the Company’s common stock for each $1,000 of Bridge Note principal, at an exercise price of $3.00 per share, giving Mr. Kabatznik a total of 30,000 warrants, see note 14 above. These Bridge notes, together with accrued interest thereon were redeemed by the Company on May 31, 2013. In addition to this, options to purchase 150,000 shares of our common stock at $1.50 per share were issued to First South Africa Management, of which Mr. Kabatznik is the managing member.

During July 2013, a new CEO and President of the Company was appointed, and Dr. Benjamin Warner relinquished his position as CEO and President and accepted the appointment as Chief Scientific Officer. The terms of his Employment Agreement remain unchanged.

During July 2013, the Company entered into an employment agreement to appoint Mr. Gary Altman as the Chief Executive Officer and President of the Company. The employment agreement is for a term of four years, pursuant to which Mr. Altman will be entitled to an annual base salary of $300,000, increasing to $325,000 on the first anniversary of the employment agreement and will also entitle Mr. Altman to discretionary performance and transactional bonus payments as well as certain other specified benefits. Additionally, Mr. Altman was granted options to purchase 514,900 shares of the Company’s common stock at an exercise price of $2.50 per share. These options will vest as to 64,360 six months after May 1, 2013 and the remaining options will vest equally over the following forty-two month period. The Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Altman.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.	OPERATING LEASES

The Company entered into a laboratory and office lease agreement for 2,813 square feet in Cambridge, Massachusetts effective June 1, 2013. The term of the lease is for a twelve month period terminating on May 31, 2014. The monthly rental amounts to $15,118. Rental expense for the year ended December 31, 2013 amounted to $109,148.

The Company entered into a corporate apartment lease agreement in Cambridge, Massachusetts effective June 4, 2013. The term of the lease is for a twelve month period terminating on June 3, 2014. The monthly rental amounts to $3,325. Rental expense for the year ended December 31, 2013 amounted to $24,218.

The Company extended its existing office lease in New Mexico effective November 1, 2010. The monthly rent amounts to $5,075 per month and the lease terminated in October 2013. This lease is now ongoing as a month to month lease. Rental expense for the year ended December 31, 2013 and 2012 was $60,904 and $63,609, respectively.

Subsequent to year end, on February 4, 2014, the Company entered into a second corporate apartment lease in Cambridge Massachusetts. The term of the lease is for fourteen months, terminating on April 30, 2015. The monthly rental amounts to $2,897.

Future annual minimum payments required under operating lease obligations at December 31, 2013, are as follows:

Amount

2014	$124,081
2015	8,691
$132,772

19.	LITIGATION

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

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19.	LITIGATION (continued)

Suit against The Regents of the University of California, Los Alamos National Security, et al. (continued)

In September 2011, the Company filed suit against the Regents and LANS in the Circuit Court of Cook County, Illinois (“Cook County Action”).   The Company's complaint alleges the following: (i) breach of contract; (ii) breach of the implied covenant of good faith; (iii) fraud; and (iv) fraudulent inducement, in connection with the September 2005 Agreement with the Regents assigned to LANS in April 2006.  The Company alleges the defendants breached a License Agreement, and made false representations that were critical to the Company's decision to enter into the Agreement.  The Company also alleges that the Regents and LANS improperly competed with the Company in violation of the exclusivity provision of the Agreement.  The Company is seeking relief for compensatory damages in excess of $600 million, as well as exemplary and punitive damage, interest, and costs. LANS removed the case to the United States District Court for the Northern District of Illinois Eastern Division, Case # 11-CV-07259.  In March 2012, the Company filed a motion to remand the case to the Circuit Court of Cook County, and on May 11, 2012 the case was remanded to the Circuit Court of Cook County.  The Company then amended the complaint in October 2012 to include claims against UChicago Argonne and Liaohai Chen, a manager and scientist at Argonne, for intentional interference with contractual relations and related claims.  The Company also added conspiracy claims against all defendants.  Argonne removed the case to United States District Court for the Northern District of Illinois Eastern Division on October 22, 2012.  The Company moved to remand the action back to the Circuit Court of Cook County and on February 1, 2013, the matter was remanded.  On April 24, 2013, the Company filed a Second Amended Complaint alleging essentially the same causes of action.  After the Regents and LANS exhausted their appeal in the California action, and the California action was remitted to California state court, the Company moved to have the Cook County matter dismissed. On July 26, 2013, the court entered an order dismissing the action, in its entirety, without prejudice.

On March 6, 2014, the Company and Dr. Benjamin Warner entered into a confidential settlement  agreement with Los Alamos National Security LLC (“LANS”), The Regents of the University of California, the UChicago Argonne, LLC and certain individuals (“the Parties”) relating to the following:

(i)
a lawsuit, Caldera Pharmaceuticals, Inc. v. The Regents of the University of California, et al., Case No. CGC-07-470554, brought in the Superior Court of the State of California, County of San Francisco;

(ii)	a lawsuit, Caldera Pharmaceuticals, Inc. v. Los Alamos National Security, LLC, et al., Case No. 1:10-cv-06347, brought in the United States District Court for the District of New Mexico; and
(iii)
a lawsuit, Caldera Pharmaceuticals, Inc. v. The Regents of the University of California, et al., Case No. 2011-L-9329, brought in the Circuit Court of Cook County, Illinois, County Department – Law Division and dismissed without prejudice on or about July 26, 2013 (collectively the “Actions”).

The agreement called for the Parties to:

(i)	mutually release each other from all existing, past, present or future claims, counter-claims, demands and causes of action;
(ii)	amend the Company’s license agreement with Los Alamos National Security LLC, to include rights to certain issued and pending patents;
(iii)	return of 157,500 shares of the Company’s Common stock; and
(iv)
pay the Company $7,000,000, which resulted in a net cash settlement of approximately $5,852,000 after the deduction of legal expenses.

On July 5, 2013, the Company entered into a fee agreement with Dentons US LLP (“Dentons”), our previous legal counsel, which called for a payment of 50% of any settlement up to $6 million and 5% thereafter.  The agreement also called for Dentons to cooperate with the Company by making its partners and/or employees available to furnish information or reasonable assistance in connection with any future disqualification proceedings, as reasonably requested by the Company. Subsequent to signing the agreement the Company determined that Dentons had egregiously breached this cooperation clause.  As a result, the Company has suffered significant harm.  The Company further believes that due to Dentons breach of its contract with the Company, Dentons is not owed any amount under the breached agreement and the Company is also considering its legal remedies in regard to the harm it has suffered.

There is no certainty as to how Dentons will respond to the Company's claims or to the ultimate amount that the Company may collect from or have to pay to Dentons.

The proceeds received of $7,000,000 and any additional proceeds we may receive or any additional expenditure incurred on this matter will be recognized as income or expense in future periods. No liability to Dentons has been recorded by the Company.

Joel Bellows Suit

In February 2013 a settlement agreement was entered into between the Company, Joel Bellows and Peter Baltrus, with respect to two of three unresolved lawsuits, which required the exchange of 105,000 common shares for 105,000 shares of Series A Stock or Series B Stock and a cash payment of $240,000, together with interest thereon at 6% per annum, over a three-year period.  An accrual of $257,972 had been recorded to deal with this matter as of December 31, 2012. A further legal settlement expense of $115,273 was recorded to reflect the fair market value of the Series A Stock issued to Mr. Bellows during the year ended December 31, 2013.

On April 30, 2013, the lawsuits were dismissed, with prejudice.  In terms of the settlement agreement above, the Company paid the first cash installment of $80,000 during March 2013 and on May 20, 2013, issued 105,000 shares of Series A Stock to Joel Bellows, in exchange for his 105,000 common shares. The Company and Dr. Benjamin Warner have filed post-settlement motions for the Judge in the matter to reconsider his May 16, 2013 ruling wherein the Company and Dr Benjamin Warner were compelled to comply with a disputed version of the settlement agreement which entitled Bellows to a prejudicial conversion formula of his Series A Stock into Series B Stock which is contrary to our settlement intentions. The motion was heard on September 25, 2013 and denied. On October 24, 2013, the Company and Dr. Benjamin Warner filed a notice of appeal.

On October 4, 2013, the remaining unresolved lawsuit was dismissed with prejudice and a settlement agreement was entered into. In terms of the settlement agreement, the Company received a net cash settlement of $30,000.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	SUBSEQUENT EVENTS

On March 6, 2014, the Company and Dr. Benjamin Warner entered into a confidential settlement  agreement with Los Alamos National Security LLC (“LANS”), The Regents of the University of California, the UChicago Argonne, LLC and certain individuals (“the Parties”) fully disclosed under note 19 above.

On March 31, 2014, the Company settled the outstanding balance owing on the Bellows legal settlement for a cash payment of $167,616.

On April 11, 2014, the Company settled the outstanding balance of the Los Alamos National Bank term loan, inclusive of interest thereon for a total consideration of $227,717. There are no further obligations under this term loan and Dr. Benjamin Warner and his wife have been released from their guarantee.

Other than disclosed above, the Company has evaluated subsequent events through the date the consolidated financial statements were issued, and has concluded that no such events or transactions took place that would require disclosure herein.

Item 9.	Changes In and Discussions with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and the Company’s Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that due to a lack of segregation of duties that the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO”).  The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system.   The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO or to maintain all reference material required to ensure Company personnel are properly advised or trained to operate the control system.  Based on the assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Below is certain information regarding our current directors and executive officers.

Name	Age	Position
Gary Altman	67	President, Chief Executive Officer and director, member of the compensation committee
Dr. Benjamin Warner	45	Chief Scientific Officer, member of nominating committee and director
Mark Korb	46	Chief Financial Officer
Edward Roffman	64	Director, chairman of the audit committee
Clive Kabatznik	56	Director, member of audit committee
Vincent Palmieri	42	Director, chairman of the compensation committee, member of audit committee
Michael Taglich	48	Director, chairman of the nominating committee
Timothy C Tyson	61	Director, Non-Executive Chairman of the Board, member of the compensation committee, member of the nominating committee

Gary Altman

Gary Altman has been a director since July 25, 2013 and has served as our Chief Executive Officer and President since that date.  From May 2013 until July 25, 2013, Mr. Altman served as a consultant to our company.

Mr. Altman has a background in leading public and private technical businesses in drug discovery and in vitro diagnostics. Since April 2001, Mr. Altman has served as the managing director of G. Altman & Associates, LLC, a pharmaceutical company consulting firm.  From 2008 until 2011, Mr. Altman held various positions at Beckman Coulter, including Vice President Global Strategy, Market & Business Development.  He successfully led a $200 Million global business at Beckman Coulter as VP of Global Strategy, Market & Business Development for the $1 Billion Coulter business unit of Beckman Coulter until its acquisition by Danaher.  In addition, Gary was co-founder of Sequoia Pharmaceuticals of Gaithersburg, MD.

Mr. Altman’s experience, specifically with pharmaceutical companies, we believe provide him with the attributes that make him a valuable member of the Company’s Board of Directors. His service on other public company board’s we believe brings to us important knowledge regarding corporate governance.

Dr. Benjamin Warner

Dr. Warner currently serves as our Chief Scientific Officer and since our incorporation in 2003 until July 2013; Dr. Warner served as our President, Chief Executive Officer, Treasurer and Chief Financial Officer and was our Chairman of the Board until April 1, 2014. Before founding the company, Dr. Warner worked in technology development, patenting, and marketing at the Los Alamos National Laboratory and in the development of “dual use” government/commercial technologies. Dr. Warner has co-developed technologies that have led to the formation of several technology companies. Dr. Warner holds a Ph.D. in Chemistry from MIT and a BS from the University of the South. Dr. Warner is the co-inventor on 30+ patents/pending patents.   After MIT, Dr. Warner joined Los Alamos National Laboratory where he held the position of Project Leader for National Security Programs from 2000 until 2004.

Effective March 15, 2013 the Company entered into a five year employment agreement with Dr. Warner to continue to serve as the Company’s Chief Executive Officer (“CEO”) and President (the “Employment Agreement”). The Employment Agreement replaces his prior agreement.  Pursuant to the Employment Agreement, Dr. Warner is entitled to an annual base salary of $250,000 and will be eligible for discretionary performance and transactional bonus payments as well as certain other specified benefits. Additionally, Dr. Warner was granted options to purchase 185,000 shares of the Company’s common stock with an exercise price equal to $1.50 per share. These options will vest pro rata, on a monthly basis over twelve months, with 15,417 vesting each month commencing April 1, 2013. The Employment Agreement also includes confidentiality obligations and inventions assignments by Dr. Warner.

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

Mark Korb

Mark Korb has served as our Chief Financial Officer since August 14, 2013.  Mr. Korb has over 20-years experience with high-growth companies and experience taking startup operations to the next level.  Since July 2011, First South Africa Management, a company for which Mr. Korb has served as the Chief Financial Officer since January 2010 has been providing consulting services to us, including the financial expertise required of public companies. First South Africa Management provides financial management and strategic management services to various companies.

From 2007 to 2009 Mr. Korb was the group chief financial officer and director of Foodcorp (Proprietary) Limited (“Fodcorp”), a multimillion dollar consumer goods company based in South Africa. In his role as chief financial officer, Mr. Korb delivered operational and strategic leadership for the full group financial function during a period of change including mergers, acquisitions and organic growth. As a board director he cultivated relationships with shareholders, bond holders, financial institutions, rating agencies, and auditors. Mr. Korb was also responsible for leading the group IT strategy and implementation and supervised 16 direct reports including 10 divisional financial directors.  From 2001 to 2007 Mr. Korb was the group Chief Financial Officer of First Lifestyle, initially a publicly traded company on the Johannesburg Stock Exchange in South Africa which was then purchased by management which included Mr. Korb. He anchored the full group financial function with responsibility for mergers and acquisitions activity, successfully leading the process whereby the Company was sold to Foodcorp mentioned above. Upon completion of the merger, Mr. Korb was appointed as the group Chief Financial Officer of Foodcorp.

Ed Roffman

Mr. Roffman has been a director since December 2011. Since April 2006, Mr. Roffman has consulted with various early stage high technology companies. During this time, consulting projects have included the part-time Chief Financial Officer of Emerge Digital, Inc. (since January 2012) (Emerge Digital is in the online video advertising business), the part-time Chief Financial Officer of Public Media Works, Inc. (October 2010 to October 2011) (Public Media Works was in the video rental business) and from January 2008 to December 2009, Mr. Roffman was the part-time Chief Financial Officer of Cryptic Studios, a developer of massively multiplayer video games.  Mr. Roffman served as Chief Financial Officer of Red Mile Entertainment, Inc. from January 2005 until April 2006 and at Fluent Entertainment, Inc. from February 2003 to December 2004. Both companies were consumer software developers and publishers. Mr. Roffman has also been a principal of Creekside, LLC, a consulting firm which specializes in the software, internet and consumer products industries. Mr. Roffman served on the board and audit committee of Silverstar Holdings (NASDAQ: SSTR) a publisher and developer of interactive entertainment software and Adex Media (NASDAQ: ADXM) an Internet marketing and lead generation publisher and developer, manufacturer, and marketer of consumer products and Andalay Solar, Inc., (formerly Westinghouse Solar), a designer and distributor of solar modules (OTCQB).  Mr. Roffman is a CPA with over 40 years of experience in accounting and finance. Mr. Roffman earned a BBA in accounting from Temple University.
Mr. Roffman’s achievements in financial and accounting matters, his overall business understanding, as well as his familiarity and knowledge regarding public companies and corporate governance issues that public companies face make him an ideal board candidate.

Clive Kabatznik

Mr. Kabatznik, age 56, currently serves as the President of First South Africa Management, a company that he founded that has been engaged in management consultancy services since January 2006. From 2005 until the present, Mr. Kabatznik has served as a director of Strategy First, Inc.; a Montreal based digital publisher and distributor of video games. From 2009 until 2010, he was the operating manager of New Bedford Media LLC, a company he co-founded which focuses on the acquisition and operation of digital media companies. Mr. Kabatznik also currently serves as a member of the board of directors of Code and Theory LLC, a New York based digital advertising company focusing on strategic brand building campaigns in the consumer goods, fashion and publishing industries. From 1995 until 2009, he served as Chief Executive Officer of Silverstar Holdings, a United States publicly listed company that he founded that was established to acquire, own and operate companies, with an emphasis on businesses which stand to benefit from new Internet and technology-based platforms. Prior to 1995, Mr. Kabatznik was engaged in investment banking. Mr. Kabatznik has served as President of Colonial Capital, Inc., a Miami-based investment banking company that specializes in advising middle market companies in areas concerning mergers, acquisitions, private and public agency funding and debt placements.

Mr. Kabatznik’s business experience with small public companies, his achievements in the financial industry and his overall business understanding make him a desirable board candidate.

Vincent Palmieri

Mr. Palmieri, age 42, is a Vice President of Taglich Brothers, Inc. and specializes in sourcing, evaluating, and executing new investments as well as monitoring existing investments in small public and private companies. Mr. Palmieri received a Bachelor of Science in Accounting from the Pennsylvania State University and an MBA from the Stern School of Business at New York University. Mr. Palmieri’s achievements in financial and accounting matters, his overall business understanding, as well as his familiarity and knowledge regarding public companies and corporate governance issues that public companies face make him an ideal board candidate.

Michael Taglich

Mr. Taglich, age 48, is Chairman of the Board and President of Taglich Brothers, Inc., a New York City based securities firm. From 1987 to 1992, Mr. Taglich served as a Vice President at Weatherly Securities. He brings a broad depth and breadth of capital and business background to the Board of Directors of the Company, with extensive experience in exit strategies. Mr. Taglich is also currently Chairman of the Board of SCOLR Pharma Inc, a publicly traded pharmaceutical company, and Air Industries, Inc., a manufacturer of precision aerospace components. He also serves as a Director of Autonet Mobile, Inc. Mr. Taglich holds a B.S. degree in General and International Business from New York University and holds Series 27 and Series 7 security licenses. Mr. Taglich’s capital and business background, his overall business understanding, as well as his familiarity and his service on public company boards provide him with the knowledge regarding public companies and corporate governance issues that public companies face make him an attractive board candidate.

Timothy C Tyson

Mr. Tyson has served as our Non-Executive Chairman of the Board since April 1, 2014 and has been a director since October 1, 2012.   Since 2008, Mr. Tyson has served as the Chairman of the Board of Directors of Aptuit LLC, a global, private equity owned, pharmaceutical services company, headquartered in Greenwich, CT and he served as the Chief Executive Officer of Aptuit LLC from 2008 until March 2012.  Mr. Tyson served as President and CEO of Valeant Pharmaceuticals International from 2003-2008. Prior to joining Valeant, Mr. Tyson ran multiple divisions for GlaxoSmithKline (“GSK”) and was a member of the Corporate Executive Team, reporting to the CEO. During his 14-year tenure at GSK, he was President, Global Manufacturing and Supply and ran Glaxo Dermatology and Cerenex Pharmaceuticals. Mr. Tyson was also responsible for managing all sales and marketing for GlaxoWellcome's U.S. operations, where he launched 32 new products, eight of which reached sales of greater than $1 billion. From 1980-1988, Mr. Tyson held executive positions in technical operations and R & D, at Bristol-Myers. Prior to his tenure at Bristol-Myers, he was an operations manager for Procter & Gamble. Mr. Tyson is a 1974 graduate of the United States Military Academy at West Point. While on active duty at Ft. McClellan, AL, he earned a Masters of Public Administration, in 1976, and a Masters of Business Administration, in 1979, from Jacksonville State University. In 2002, Mr. Tyson received the Bicentennial Leadership Award from the United States Military Academy at West Point and was named 2007 Alumnus of the Year at Jacksonville State University.  He was inducted into the Six Sigma Hall of Fame in 2011 and was honored in 2012 at West Point by the Thayer Hotel Room Dedication program. He was recognized as a President's Club awardee for four years at GSK and his GSK organization was recognized as Marketer of the Year for two consecutive years by MedAdNews.

Mr. Tyson’s business experience in the pharmaceutical industry and his overall understanding of the industry in which we operate make him a desirable board candidate.

Term of Office

Our directors hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Leadership Structure

We currently have two separate individuals serving as our Chairman of the Board and as our Chief Executive Officer and we do not have a formal policy on whether the same person should (or should not) serve as both the Chief Executive Officer and Chairman of the Board. Due to the size of our Company, we believe that this structure is appropriate in recognition of the time commitment and activities required to function effectively as a Chairman and as a Chief Executive Officer.  Mr. Tyson was appointed as our Non-Executive Chairman of the Board in April 2014. Mr. Altman has served as our Chief Executive Officer since July 2013. Our Board of Directors has determined that this leadership structure is appropriate and effective for the Company given its stage of operations. In serving as Non-Executive Chairman of the Board, Mr. Tyson serves as a significant resource for our Chief Executive Officer, other members of management and the Board of Directors. We believe that the division of duties and additional avenues of communication between the Board and management with Mr. Tyson serving as Non-Executive Chairman of the Board provides a basis for the proper functioning of our Board and oversight of management.

Our Board of Directors has several independent directors. We do not have a separate lead independent director. We believe the combination of Mr. Tyson as our Non-Executive Chairman of the Board and Mr. Altman as our Chief Executive Officer is an effective structure for us. Our current structure is operating effectively to foster productive, timely and efficient communication among the independent directors and management. We do have active participation in our committees by our independent directors, who comprise all of the members of all of our committees. Each committee performs an active role in overseeing our management and there are complete and open lines of communication with the management and independent director

Board Committees

We have recently appointed an audit committee, compensation committee and nominating committee, each comprised primarily of independent directors.

Audit Committee

The Audit Committee is comprised of Mr. Roffman, Mr. Palmieri and Mr. Kabatznik. The Audit Committee is responsible for recommending our independent public accounting firm and reviewing management’s actions in matters relating to audit functions. The Audit Committee reviews with our independent public accountants the scope and results of the audit engagement and the system of internal controls and procedures. The Audit Committee also reviews the effectiveness of procedures intended to prevent violations of laws. The Audit Committee also reviews, prior to publication, our reports on Form 10-K and Form 10-Q. Our Board has determined that all Audit Committee members are independent under applicable SEC regulations. Our Board of Directors has determined that both Mr. Roffman and Mr. Kabatznik qualify as “audit committee financial experts” as that term is used in Section 407 of Regulation S-K.

Compensation Committee

Our Compensation Committee consists of Mr. Tyson, Mr. Altman and Mr. Palmieri.  This committee performs several functions, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. Our Board has determined that two of the three Compensation Committee members are independent under applicable SEC regulations.

Nominating Committee

Our Nominating Committee consists of Mr. Taglich, Mr. Tyson and Dr. Warner. This committee performs several functions, including (i) considering and recommending to the Board of Directors, individuals for appointment or election as directors; (ii) recommending to the Board of Directors individuals for appointment to vacancies on any committee of the Board of Directors; (iii) recommending to the Board of Directors regarding any changes to the size of the Board of Directors or any committee.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The NASDAQ Stock Market.  The Board has determined that Messrs. Roffman, Kabatznik, Palmieri, Taglich and Tyson are “independent” in accordance with such definition.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2013. 2013 other than a late filing of a Form 3 by Mark Korb and Timothy Tyson upon each of their appointments, a late filing of a Form 4 by Dr. Warner for an option grant and stock exchange and a late filing by Messrs Taglich and Palmieri of a Form 4 with respect to the transfer of warrants.

Code of Ethics

We maintain a Code of Conduct which is applicable to all of our directors, officers and employees.  In addition, we have adopted a Code of Ethics for Financial Management which applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and Controller. We will send a copy of the Code of Ethics, free of charge, upon our receipt of a written request therefor addressed to us at One Kendall Square, Suite B2002, Cambridge, Massachusetts attention: Gary Altman.

Item 11.	Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered by our principal executive officer, principal scientific officer and each executive officer whose compensation exceeded $100,000 during each of the fiscal years ended December 31, 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)(2)	Total ($)
Gary Altman, President and Chief Executive Officer	2013 2012	150,000 -	- -	522,853 -	- -	- -	48,577 -	721,430 -

Dr. Benjamin Warner, Chief Scientific Officer	2013 2012	239,521 207,125	50,000 -	217,799 -	- -	- -	20,065 18,164	527,385 225,288

Mark Korb (3) Chief Financial Officer	2013 2012	- -	- -	- -	- -	- -	- -	- -

(1)	All other compensation for Gary Altman for the year ended December 31, 2013 includes, consulting fees earned prior to appointment as CEO of $46,402 and Medicare reimbursements of $2,175.

(2)	All other compensation for Dr. Benjamin Warner includes $12,880 for company contributed health care and $7,185 for company contributions to his 401(k) plan.

(3)
Mr. Korb is not compensated directly for his services as our CFO, however he is compensated by First South Africa Management(“FSAM”), Clive Kabatznik, one of our directors, is the managing member of FSAM,  which has a consulting agreement with the Company, the consulting agreement is for a monthly fee of $15,000 per month and expires in May 2015. In addition to this First South Africa Management was awarded options exercisable for 150,000 shares of our common stock on March 15, 2013. These options vest equally over a 12 month period.

Commencing April 1, 2014 Messrs. Palmieri, Roffman and Taglich will receive a cash payment of $25,000 per year for their services as committee chairs.  In addition, they were each issued an option exercisable for 20,000 shares of common stock at an exercise price of $2.50 per share vesting monthly on a pro rata basis over 36 months.  Mr. Tyson, receives a cash payment of $10,000 per month for his service as Non-Executive Chairman and was granted an option exercisable for 132,000 shares of our common stock at an exercise price of $2.50 per share vesting monthly on a pro rata basis over 36 months.   We also reimburse directors for travel and other out-of-pocket expenses incurred in attending Board of Director and committee meetings.

Outstanding Equity Awards at Fiscal Year End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Gary Altman	85,817	-	429,083	2.50	6/30/2020	-	-	-	-
Dr. Benjamin Warner	138,753	-	46,247	1.50	3/14/2023	-	-	-	-

(1)	Does not include options issued to First South Africa Management of which Mr. Korb is a member.

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

If Dr. Warner’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”);  provided ,  however , that if his employment is terminated: (1) by the Company without Just Cause (as defined in the Employment Agreement) or by Dr. Warner for Good Reason (as defined in the Employment Agreement) then in addition to paying the Accrued Obligations, (x) the Company shall continue to pay his then current base salary and continue to provide benefits at least equal to those which were provided at the time of termination for the longer of the remaining term of the Employment Agreement or one year and (y) he shall have the right to exercise any vested options until the earlier of the expiration of the severance or the expiration of the term of the option, or (2) by reason of his death, then in addition to paying the Accrued Obligations, he would have the right to exercise any vested options until the expiration of the term of the option.

During July 2013, a new CEO and President of the Company was appointed, and Dr. Benjamin Warner relinquished his position as CEO and President and accepted the appointment as Chief Scientific Officer. The terms of his Employment Agreement remain unchanged.

During July 2013, the Company entered into an employment agreement to appoint Mr. Gary Altman as the Chief Executive Officer and President of the Company. The employment agreement is for a term of four years, pursuant to which Mr. Altman will be entitled to an annual base salary of $300,000, increasing to $325,000 on the first anniversary of the employment agreement and will also entitle Mr. Altman to discretionary performance and transactional bonus payments as well as certain other specified benefits. Additionally, Mr. Altman was granted options to purchase 514,900 shares of the Company’s common stock at an exercise price of $2.50 per share. These options will vest as to 64,360 six months after May 1, 2013 and the remaining options will vest equally over the following forty-two month period. The Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Altman.

Compensation of Directors

The table below summarizes all compensation of our directors for the year ended December 31, 2013.

DIRECTOR COMPENSATION (1)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Gary Altman	-	-	-	-	-	-		-

Dr. Benjamin Warner	-	-	-	-	-	-		-

Edward Roffman	-	-	-	-	-	-		-

Clive Kabatznik(2)	-	-	-	-	-	-		-

Vincent Palmieri	-	-	-	-	-	-		-

Michael Taglich	-	-	-	-	-	-		-

Timothy Tyson(3)	6,250	-	13,972	-	-		-	20,222

(1)	Does not include compensation received for services provided as executive officers.

(2)	Does not include 150,000 options issued to First South Africa Management, of which Mr. Kabatznik is the managing member.

(3)	Mr. Tyson was granted 20,000 options which vest equally over 36 months commencing on October 1, 2013.

Commencing April 1, 2014 Messrs. Palmieri, Roffman and Taglich will receive a cash payment of $25,000 per year for their services as committee chairs.  In addition, they were each issued an option exercisable for 20,000 shares of common stock at an exercise price of $2.50 per share vesting monthly on a pro rata basis over 36 months.  Mr. Tyson, receives a cash payment of $10,000 per month for his service as Non-Executive Chairman and was granted an option exercisable for 132,000 shares of our common stock at an exercise price of $2.50 per share vesting monthly on a pro rata basis over 36 months.   We also reimburse directors for travel and other out-of-pocket expenses incurred in attending Board of Director and committee meetings.

Equity Compensation Plan Information

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
2005 Stock Incentive Plan	1,650,429	$2.31	1,349,571
Equity compensation plans not approved by stockholder	-	-	-
Total	1,650,429	$2.31	1,349,571

Item 12.	Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of May 15, 2014, or as otherwise set forth below, with respect to the beneficial ownership of our common stock, Series A Preferred Stock and Series B Preferred Stock: (i) all persons know to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, Series A Preferred Stock and Series B Preferred Stock; (ii) each of our directors and our executive officers named in the Summary Compensation Table; and (iii) all of our directors and our executive officer as a group. The address of each beneficial owner is One Kendall Square, Suite B2002, Cambridge, Massachusetts 02139.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock Included		Percentage of Common Stock Beneficially Owned (1)	Percentage of Total Voting Power (2)	Amount and Nature of Beneficial Ownership of Series B Preferred Stock	Percentage of Series B Preferred Stock Beneficially Owned (3)
Gary Altman	150,179	(4)	3.6%	1.8%	-	-
Dr. Benjamin Warner	3,461,181	(5)	80.2%	40.9%	63,201	3%
Edward Roffman	51,667	(6)	1.3%	0.6%	-	-
Clive Kabatznik	280,000	(7)	6.6%	3.3%	-	-
Vincent Palmieri	181,929	(8)	4.3%	2.5%	30,737	1.4%
Michael Taglich	384,732	(9)	8.7%	5.8%	121,354	5.7%
Timothy Tyson	21,501	(10)	0.5%	0.3%	-	-
First South Africa Management	250,000	(11)	6.0%	2.9%	-	-
Joseph W and Patricia G Family Trust	271,604	(12)	6.4%	5.0%	155,014	7.3%
Joseph Abrams	376,604	(13)	8.7%	6.2%	155,014	7.3%
Joel J Bellows	105,000	(14)	2.5%	1.2%	-	-
Officers and directors as a group (7 persons)	4,531,188		87.7%	50.7%	215,292	10.1%

(1)
Based on 4,039,770 shares of Common Stock outstanding as of May 15, 2014. Each Series B Share has the right to two votes per share and will vote together with the Common Shares.   The percentage ownership reflects the greater voting power of the Series B Shares.

(2)
Based on the voting rights attached to each class of shares, which vote as a single class together with common shareholders. Each share of Common Stock and each share of Series A Preferred Stock (“Series A Shares”) exercise one vote per share outstanding; each share of Series B Preferred Stock exercises two votes per share for each share of Series B Preferred Stock outstanding.

(3)	Based on 2,133,947 shares of Series B Preferred Stock (“Series B Shares”) outstanding as of May 15, 2014. Each Series B Share is entitled to two votes.
(4)	On July 1, 2013, Mr. Altman was issued options exercisable for 514,900 Common Shares of the Company of which 128,725 are vested and 21,454 will vest in the next sixty days.
(5)
The share ownership includes 3,187,945 Common Shares, 63,201 Series B Shares that are convertible into 63,201 Common Shares that are entitled to 126,402 votes. Also includes warrants to purchase 25,035 Common Shares, which were issued with the Series A Shares. The Series B Shares and the warrants are held jointly by Dr. Warner and his wife, Ellen McBee. In February 2013 Dr. Warner was issued options exercisable for 185,000 Common Shares all of which are vested.

(6)
The share ownership includes 20,000 Common Shares.  On May 1, 2012, Mr. Roffman was issued options exercisable for 30,000 Common Shares of which all are vested. In addition, on April 1, 2014, Mr. Roffman was issued options exercisable for 20,000 Common Shares of which 556 are vested and 1,111 will vest in the next 60 days.

(7)
The share ownership includes 100,000 shares owned by First South Africa Management. On March 14, 2013 First South Africa Management was issued options exercisable for 150,000 Common shares of which all are vested. Also includes warrants to purchase 30,000 Common Stock which were issued with Bridge note funding provided to the Company. Mr. Kabatznik has the sole voting and dispositive power with respect to the securities held by First South Africa Management.

(8)
The share ownership includes 30,737 Series B Shares convertible into 30,737 Common shares that are entitled to 61,474 votes and warrants to purchase 149,525 shares of Common stock issued with the Series B shares, bridge notes which were converted into Series B shares and private placement fees earned on that issuance. In addition on April 1, 2014, Mr. Palmieri was issued options exercisable for 20,000 Common Shares of which 556 are vested and 1,111 will vest in the next 60 days.

(9)
The share ownership includes 41,354 Series B Shares convertible into 41,354 Common shares that are entitled to 82,708 votes, 20,000 Series B Shares convertible into 20,000 Common shares that are entitled to 40,000 votes, held jointly with Claudia Taglich and 60,000 Series B Shares convertible into 60,000 Common shares that are entitled to 120,000 votes held in the TAG/Kent Partnership. Also includes warrants to purchase 121,354 shares of Common stock issued with the series B shares discussed above and an additional   140,357 warrants to purchase 140,357 shares of Common Stock issued with bridge notes which were converted into Series B shares and private placement fees earned on that issuance. In addition, on April 1, 2014, Mr. Taglich was issued options exercisable for 20,000 Common Shares of which 556 are vested and 1,111 will vest in the next 60 days.

(10)
On October 1, 2013, Mr. Tyson was issued options exercisable for 20,000 Common shares of which 3,889 have already vested and 1,112 will vest in the next sixty days. In addition on April 1, 2014, Mr. Tyson was issued options exercisable for 132,000 Common Shares of which 5,500 are vested and 11,000 will vest in the next 60 days.

(11)
The share ownership includes 100,000 shares owned by First South Africa Management. On March 14, 2013 First South Africa Management was issued options exercisable for 150,000 Common shares of which all are vested. Mr. Kabatznik has the sole voting and dispositive power with respect to the securities held by First South Africa Management.

(12)
Includes 72,730 Common Shares owned by the Joseph W and Patricia G Family Trust and 155,014 Series B Shares that are convertible into 155,014 Common Shares that are entitled to 310,028 votes.  Also includes warrants to purchase 43,860 Common Shares which were issued with the Series A Shares. Mr. Abrams has the sole voting and dispositive power with respect to these securities.

(13)
Includes 72,730 Common Shares owned by the Joseph W and Patricia G Family Trust and 155,014 Series B Shares that are convertible into 155,014 Common Shares that are entitled to 310,028 votes.  Also includes warrants to purchase 43,860 Common Shares which were issued with the Series A Shares, all included in (11) above. Mr. Abrams has the sole voting and dispositive power with respect to these securities. Mr. Abrams has also been granted options exercisable for 105,000 Common Shares of which all are vested.

(14)	Includes 105,000 Series A shares (100% of all outstanding Series A shares) owned by Mr. Joel Bellows which are convertible into 105,000 Common shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our Chief Executive Officer is a guarantor on our term loan from Los Alamos National Bank, pursuant to which there is currently $247,913 outstanding.

On March 15, 2013, we entered into an Employment Agreement with Dr. Benjamin Warner.  See Item 11-Executive Compensation for additional information regarding this agreement.

On December 18, 2012 and March 28, 2013, the Company entered into 10% Bridge Note (the “Bridge Notes”) agreements with Vincent Palmieri, a director, for $50,000 and $25,000 respectively. The Bridge Notes were issued as part of a unit that includes warrants to purchase 600 shares of the Company’s common stock for each $1,000 of Bridge Note principal, at an exercise price of $3.00 per share, giving Mr. Palmieri a total of 45,000 warrants, see note 14 to the financial statements above. These Bridge notes, together with accrued interest thereon were converted into 30,737 Series B Preferred units at a conversion price of $2.50 per unit, each unit consisting of one share of Series B preferred stock and one seven-year warrant exercisable at a price of $2.50 per share, which price is subject to anti-dilution protection, see note 12 and 14 to the financial statements above.

Mr. Palmieri also received an additional 63,788 warrants exercisable at $2.75 per share and an additional 10,000 warrants exercisable at $0.01 per share, which were issued to the placement agent as placement agent fees and advisory fees. These warrants have a seven-year term and are exercisable at the option of the holder.  See note 14 to the financial statements above.

On December 18, 2012, the Company entered into a 10% Bridge Note (the “Bridge Notes”) agreement with Michael Taglich, a director, for $100,000. The Bridge Notes were issued as part of a unit that includes warrants to purchase 600 shares of the Company’s common stock for each $1,000 of Bridge Note principal, at an exercise price of $3.00 per share, giving Mr. Taglich a total of 60,000 warrants, see note 14 to the financial statements above. These Bridge notes, together with accrued interest thereon were converted into 41,354 Series B Preferred units at a conversion price of $2.50 per unit, each unit consisting of one share of Series B preferred stock and one seven-year warrant exercisable at a price of $2.50 per share, which price is subject to anti-dilution protection, see note 12 and 14 to the financial statements above.

Mr. Taglich also received an additional 67,857 warrants exercisable at $2.75 per share and an additional 12,500 warrants exercisable at $0.01 per share, which were issued to the placement agent as placement agent fees and advisory fees. These warrants have a seven-year term and are exercisable at the option of the holder.  See note 14 to the financial statements above.

On March 25, 2013, the Company entered into a 10% Bridge Note (the “Bridge Notes”) agreement with Clive Kabatznik for $50,000. The Bridge Notes were issued as part of a unit that includes warrants to purchase 600 shares of the Company’s common stock for each $1,000 of Bridge Note principal, at an exercise price of $3.00 per share, giving Mr. Kabatznik a total of 30,000 warrants, see note 14 to the financial statements above. These Bridge notes, together with accrued interest thereon were redeemed by the Company on May 31, 2013. In addition to this, options to purchase 150,000 shares of our common stock at $1.50 per share were issued to First South Africa Management, of which Mr. Kabatznik is the managing member.

During July 2013, the Company entered into an employment agreement with  Mr. Gary Altman. See Item 11-Executive Compensation for additional information regarding this agreement.

Item 14.	Principal Accountant Fees and Services

RBSM LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2013 and 2012 by our auditors.

	December 31, 2013	December 31, 2012
Audit fees and expenses(1)	$66,760	$26,250
Taxation preparation fees(2)	5,400	2,500
Audit related fees (3)	-	-
Other fees (4)	-	-
	$72,160	$28,750

(1)
Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC. The 2013 balance includes a provision for the 2013 audit as well as the expense incurred for the 2012 audit.

(2)	Taxation preparation fees were fees for professional services rendered to file our federal and state tax returns
(3)	We incurred fees to our independent auditors of $-0- for audit related fees during the fiscal years ended December 31, 2013 and 2012.
(4)	We incurred fees to our independent auditors of $-0- for other fees during the fiscal years ended December 31, 2013 and 2012.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2013, were approved by our board of directors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of December 31, 2013 and 2012

3.	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

4.	Consolidated Statements of changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

1.1	Form of Placement Agreement dated April 19, 2013 between Caldera Pharmaceuticals, Inc. and Taglich Brothers, Inc. (incorporated by reference to Current Report on Form 8-K filed April 29, 2013)
3.1	Certificate of Incorporation dated November 12, 2003(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
3.2	First Amended and Restated Certificate of Incorporation dated March 8, 2011(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
3.3	Certificate of Designations dated March 14, 2011(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
3.4	By-Laws(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
3.5	Second Amended and Restated Certificate of Incorporation dated April 10, 2012(Incorporated by reference to the Registration Statement on Form S-1/A filed April 20 2012)
4.1	Form of Warrant to Purchase Common Stock(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
4.2
Promissory Note, dated September 21, 2006, in the principal amount of $2,200,000 payable to the Incorporated County of Los Alamos(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)

4.3	Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
4.4	List of Warrant Holders(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
4.5	Form of Bridge Warrant (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013)
4.6	Form of Bridge Note (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013)
4.7	Promissory Note dated May 23, 2012 in the principal amount of $750,000 payable to Los Alamos National Bank (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013)
4.8	Promissory Note dated June 8, 2012 in the principal amount of $148,500 payable to Los Alamos National Bank (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013)
4.9
Promissory Note dated May 23, 2011 in the principal amount of $750,000 payable to Los Alamos National Bank and Commercial Loan Agreement dated May 23, 2011 between Los Alamos National Bank and Caldera Pharmaceuticals, Inc. (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013)

4.10
Commercial Loan Agreement dated June 8, 2012 between Los Alamos National Bank, Caldera Pharmaceuticals, Inc. and XPRO Corp  (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013)

4.11	Certificate of designations for Series B Preferred Stocks (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013)
4.12	Form of Advisor Warrant (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013)
4.13	Form of Placement Agent Warrant (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013)
4.14	Form of Securities Purchase Agreement (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013)
4.15	Form of Investor Warrant (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013)
10.1	2006 Employment Agreement with Dr. Benjamin Warner *(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
10.2	Employment Agreement with Lori Peterson (nee Court) *(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012)
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

10.6	OEM Agreement, dated July 5, 2011, by and between the Company and our equipment supplier (Incorporated by reference to the Registration Statement on Form S-1/A filed June 8, 2012)
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

10.13	Employment Agreement with Benjamin Warner
10.14	Security Agreement dated June 8, 2012 between Los Alamos National Bank and XPRO Corp (Incorporated by reference to the Annual Report on Form 10-K filed April 1, 2013)
10.15
Guaranty dated June 8, 2012 by and among Los Alamos National Bank, Caldera Pharmaceuticals, Inc., XPRO Corp and Ellen K. McBee (Incorporated by reference to the Annual Report on Form 10-K filed April 1, 2013)

21.1	List of subsidiaries(Incorporated by reference to the Registration Statement on Form S-1 filed February 14 2012)
31.1	Certification of Gary Altman, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Mark Korb, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Gary Altman, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification Mark Korb, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)

**+101.INS XBRL Instance Document

**+101.SCH XBRL Taxonomy Extension Schema Document

**+101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

**+101.DEF XBRL Taxonomy Extension Definition Linkbase Document

**+101.LAB XBRL Taxonomy Extension Label Linkbase Document

**+101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

*    Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a) (3) of this report.
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

CALDERA PHARMACEUTICALS, INC.

Signature	Title	Date

/s/ Gary Altman	Chief Executive Officer and President	June 2, 2014
Gary Altman	(Principal Executive Officer)

/s/ Mark Korb	Chief Financial Officer	June 2, 2014
Mark Korb

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 2, 2014	By:	/s/ Timothy Tyson
Timothy Tyson Non-Executive Chairman

Date: June 2, 2014	By:	/s/ Gary Altman
Chief Executive Officer and President

Date: June 2, 2014	By:	/s/ Benjamin Warner
Dr. Benjamin Warner Director

Date: June 2, 2014	By:	/s/ Vincent Palmieri
Vincent Palmieri
Director

Date: June 2, 2014	By:	/s/ Michael Taglich
Michael Taglich
Director

Date: June 2, 2014	By:	/s/ Edward Roffman
Edward Roffman
Director

Date: June 2, 2014	By:	/s/ Clive Kabatznik
Clive Kabatznik
Director