Form 10-Q
period 2014-03-31
Caldera Pharmaceuticals Inc
filed 2014-07-17
CIK 1518520

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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
Yes ☐  No ☒

Number of shares of common stock outstanding as of July 17, 2014 was 4,039,770.

CALDERA PHARMACEUTICALS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	Unaudited
ASSETS

Current assets:
Cash	$5,243,281	$519,733
Accounts receivable, net	180,005	106,019
Prepaid expenses	61,177	34,053

Total current assets	5,484,463	659,805

Non-current assets:
Intangible assets, net	529,970	542,890
Plant and equipment, net	444,681	453,701
Deposits	1,000	-
Investment in certificate of deposit	25,004	25,004

Total non-current assets	1,000,655	1,021,595

TOTAL ASSETS	$6,485,118	$1,681,400

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current liabilities:
Accounts payable	$577,310	$1,710,173
Other payables and accrued expenses	395,810	413,892
Loans payable	260,522	280,782
Derivative financial liability	1,497,541	944,121
Dividends payable	539,010	389,017

Total current liabilities	3,270,193	3,737,985

Non-current liabilities:
Loans payable	168,576	177,053
Total non-current liabilities	168,576	177,053

TOTAL LIABILITIES	3,438,769	3,915,038

Convertible Redeemable Preferred Stock
Series A Cumulative Convertible Redeemable Preferred Stock, $0.001 par value, 400,000 shares designated, 105,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, liquidation preference is $5.70 per share.	133,350	133,350

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 6,600,000 shares undesignated and unissued.	-	-
Series B Cumulative Convertible Preferred Stock, $0.001 par value, 3,000,000 designated shares, and 2,133,947 shares issued and outstanding as of March 31, 2014 and December 31, 2013, liquidation preference is $2.50 per share.	2,134	2,134
Common stock, $0.001 par value, 50,000,000 authorized shares, 4,693,770 and 4,851,270 shares issued and 4,039,770 and 4,197,270 outstanding as of March 31, 2014 and December 31, 2013, respectively.	4,694	4,852
Additional paid in capital	10,484,412	10,475,253
Treasury stock, at cost (654,000 shares of common stock as of March 31, 2014 and December 31, 2013)	(473)	(473)
Accumulated deficit	(7,577,768)	(12,848,754)

Total stockholders’ equity (deficit)	2,912,999	(2,366,988)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,485,118	$1,681,400

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013

Sales	$254,220	$237,414

Cost of sales	176,972	172,099

Gross profit	77,248	65,315

Operating expenses:
Selling, general and administrative expenses	1,233,961	563,046
Depreciation	26,959	27,606
Amortization	12,920	12,921
Total operating expenses	1,273,840	603,573

Operating loss	(1,196,592)	(538,258)

Other income/(expense)
Other income	7,177,522	-
Interest income	36	121
Interest expense	(6,567)	(19,907)
Change in fair value of derivative financial liabilities	(553,420)	(208,299)

Total other income/(expense)	6,617,571	(228,085)

Net income/(loss)	5,420,979	(766,343)

Preferred stock dividends	(149,993)	(38,747)

Net income/(loss) applicable to common stock	$5,270,986	$(805,090)

Net income/(loss) per common stock: -
Basic	$1.27	$(0.19)
Diluted	$0.84	$(0.19)

Weighted average number of common stock outstanding: -
Basic	4,153,520	4,302,270
Diluted	6,462,059	4,302,270

See notes to the unaudited consolidated financial statements

 CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31, 2014	Three months ended March 31, 2013

Cash flow from operating activities
Net income (loss)	$5,420,979	$(766,343)
Adjustments for non-cash items:
Depreciation	26,959	27,606
Amortization	12,920	12,921
(Gain)/loss on disposal/scrapping of plant and equipment	(462)	1,082
Amortization of bridge note discount	-	5,669
Stock based compensation charge	186,523	43,933
Increase in fair value of derivative financial liability	553,420	208,299
Gain on cancellation of shares in legal settlement	(177,522)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(73,986)	(27,027)
Increase in prepaid expenses and deposits	(27,124)	(31,635)
(Decrease)/increase in accounts payable	(1,132,863)	206,501
(Decrease)/increase in other payables and accrued expenses	(18,151)	9,177

Net cash provided by/(used in) operating activities	4,770,693	(309,817)

Cash flow from investing activities
Purchase of plant and equipment	(20,227)	(3,084)
Proceeds from sale of equipment	2,750	-
Investment in deposits	(1,000)	-

Net cash used in investing activities	(18,477)	(3,084)

Cash flow from financing activities
Repayment of term loan	(20,614)	-
Repayment of commercial equipment loan	-	(4,462)
Repayment of Los Alamos County loan	(8,054)	(7,662)
Proceeds from Bridge note	-	200,000
Proceeds from notes payable	-	100,000

Net cash (used in)/provided by financing activities	(28,668)	287,876

Net increase/(decrease) in cash	4,723,548	(25,025)

Cash at the beginning of the period	519,733	378,643

Cash at the end of the period	$5,243,281	$353,618

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$6,253	$7,653
Income taxes	$-	$-

Non-cash investing and financing activities:
Discount applied to Bridge notes relating to warrants issued	$-	$80,367
Accrued Series A Preferred stock dividends	$11,910	$38,747
Accrued Series B Preferred stock dividends	$138,084	$-

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

Caldera Pharmaceuticals, Inc. (“the Company”, “we”, “us”, “our”) is a Delaware corporation. The principal office is located in Cambridge, Massachusetts. The Company was incorporated in November 2003.

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

General
The following (a) consolidated balance sheets as of March 31, 2014 (unaudited) and December 31, 2013, which have been derived from audited consolidated financial statements, and (b) the unaudited interim statements of operations and cash flows of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

In the opinion of management, all adjustments necessary to fairly present the results for the interim periods presented have been made. All adjustments made are of a normal and recurring nature and no non-recurring adjustments have been made in the presentation of these interim financial statements.

All amounts referred to in the notes to the unaudited consolidated financial statements are in United States Dollars ($) unless stated otherwise.

Consolidation
The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the cost method of accounting, where appropriate. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The entities included in these consolidated financial statements are as follows:

Caldera Pharmaceuticals, Inc. - Parent Company
XRpro Corp. – Wholly owned subsidiary

Estimates
The preparation of these unaudited consolidated financial statements in accordance with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts and recovery of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment and intangible assets, and assumptions used in assessing impairment of long-term assets and the assumptions used in determining percentage of completion on our long-term contracts.

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

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

Total revenues by customer type are as follows:

	Three months ended March 31, 2014	Three months ended March 31, 2013

National Institutes of Health	$254,220	$203,110
Department of Defense	-	34,304

	$254,220	$237,414

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

The balance of the receivables provision as at March 31, 2014 and December 31, 2013 was $19,084. The amount charged to bad debt provision for the three months ended March 31, 2014 and 2013 was $0.

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the three months ended March 31, 2014 was $72,403 and $35,431, respectively.

Patent Costs
Legal costs in connection with approved patents and patent applications are expensed as incurred and classified as Selling, general and administrative expense in our consolidated statement of operations.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Share-Based Compensation
Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2014 and 2013 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

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

Net income/(loss) per Share
Basic net income/(loss) per share is computed on the basis of the weighted average number of common stock outstanding during the period.

Diluted net income/(loss) per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net income/(loss) per share are excluded from the calculation.

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, “in-the money” options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

Related parties
Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company shall disclose all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to the related party.

Derivative Liabilities
The Company assessed the classification of its derivative financial instruments as of March 31, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

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

3.	LIQUIDITY

On March 6, 2014, the Company received a substantial cash infusion from the proceeds of litigation (See note 16 below) providing the Company with sufficient capital resources to meet its projected cash flow requirements in conducting its operations for at least the next twelve month period. However there can be no assurance that additional and unforeseen non-recurring expenses will not arise during the next twelve month period or that the Company will be successful in completing its business development plan.

4.	INTANGIBLE ASSETS

Licenses
In terms of an Exclusive Patent License agreement (“License”) covering national and international patents entered into with the Los Alamos National Security LLC dated September 8, 2005, the Company has the exclusive right to the use of certain patents covering the following:

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

In terms of the agreement, the Company had issued shares to the Licensor equal to 3% of the issued equity of the Company and had an obligation to issue further shares based on anti-dilutive provisions and future fund raisings. In terms of the settlement agreement entered into on March 6, 2014, as disclosed under litigation in note 16 below, the 157,500 Common shares issued to Los Alamos National Security LLC were returned to Caldera and all future claims against the equity of Caldera were extinguished. The remaining terms of the License remain in full force and effect.

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

Future annual minimum payments required under license agreement obligations at March 31, 2014, are as follows:

Amount

2015	$50,000
2016	50,000
2017	50,000
2018	50,000
2019 and thereafter	200,000

Total	$400,000

Licenses consist of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Licenses, at cost	$972,000	$972,000
Less: Accumulated amortization	(442,030)	(429,110)

	$529,970	$542,890

The aggregate amortization expense charged to operations was $12,920 and $12,921 for the three months ended March 31, 2014 and 2013, respectively.   The amortization policies followed by the Company are described in Note 2.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	INTANGIBLE ASSETS (continued)

Amortization expense for future periods is summarized as follows:

Amount

Remainder of 2014	$38,764
2015	51,684
2016	51,684
2017	51,684
2018 and thereafter	336,154
Total	$529,970

Patents
The Company has various patents pending or registered in its name. These patents have been internally generated and all costs associated with the research and development of these patents has been expensed.

The patents assigned to Caldera are as follows:

●	Well Plate – apparatus for preparing samples for measurement by x-ray fluorescence spectrometry. Patent filed August 15, 2008

●	Method and Apparatus for measuring Protein Post Translational Modification. Patent filed September 26, 2008.

●	Method and Apparatus for Measuring Analyte Transport across barriers. Patent filed July 1, 2009.

5.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
Leasehold improvements	$6,393	$6,393
Furniture and fittings	25,346	23,099
Laboratory equipment	855,285	837,882
Computer equipment	19,620	19,044
Vehicles	-	17,658
Total	906,644	904,076
Accumulated depreciation	(461,963)	(450,375)
	$444,681	$453,701

The aggregate depreciation charge to operations was $26,959 and $27,606 for the three months ended March 31, 2014 and 2013, respectively.   The depreciation policies followed by the Company are described in Note 2.

6.	OTHER PAYABLES AND ACCRUED EXPENSES

	March 31, 2014	December 31, 2013
	(Unaudited)
Short-term portion
Credit card liabilities	$14,397	$11,670
Vacation and Sick Pay accrual	128,460	147,980
Other payables	-	168,000
Payroll liabilities	227,348	47,192
Other	25,605	39,050
	$395,810	$413,892

The other payables relates to the settlement liability owing to Bellows disclosed under Litigation in note 16 below.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	LOANS PAYABLE

	March 31, 2014	December 31, 2013
	(Unaudited)
Short term portion
Los Alamos County project participation loan	$33,283	$32,870
Los Alamos Bank term loan	227,239	247,912
	260,522	280,782
Long term portion
Los Alamos County project participation loan	168,576	177,053
Total	$429,098	$457,835

The amortization of the principal outstanding on the loans payable is as follows:

Amount

Within 1 year	$260,522
1 to 2 years	34,985
2 to 3 years	36,775
3 to 4 years	38,657
Thereafter	58,159
Total	$429,098

Los Alamos County project participation loan

The Company entered into a Project Participation Agreement (as Amended) and a Loan Agreement with the Incorporated County of Los Alamos as of September 21, 2006. The Agreement provided for funding up to a maximum of $2,200,000 for the construction of a building and purchase of equipment. The maximum amount of equipment to be funded out of the total available loan of $2,200,000 was $625,000. The term of the loan is 13 years. The loan agreement provided for no repayments for 36 months with 120 equal monthly repayments commencing on September 21, 2009. The interest rate on the loan is 5% per annum. The assets funded in terms of the Project Participation Agreement and the Loan Agreement is to be used as security for the balance of the loan outstanding. The Company made use of the loan to purchase assets amounting to $302,009 during the 2007 financial year. Repayments of the loan commenced on September 21, 2009 at an interest rate of 5% per annum with equal monthly repayments of $3,547, inclusive of interest. The Company owed $201,859 and $209,923 as of March 31, 2014 and December 31, 2013, respectively.

Los Alamos National Bank (“LANB”)

On September 16, 2013 the Company executed a term loan agreement for $267,392 with LANB to replace a previous revolving draw loan and a previous commercial loan. The loan carried interest at the Wall Street Journal Prime rate plus 2.0% with a floor of 7.0% per annum. The loan was due to mature on September 16, 2016 and was repayable in 36 monthly installments of $8,256, inclusive of interest, which installment may vary depending on the variable interest rate mentioned above. This loan was secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. This loan had been advanced to both the Company and XRpro Corp., a wholly owned subsidiary, jointly and severally, and had been guaranteed by Dr. Benjamin Warner and his wife. The Company owed $227,239 and $247,912 as of March 31, 2014 and December 31, 2013, respectively.

On April 11, 2014, the remaining balance on the term loan together with interest thereon, totaling $227,717 was repaid. The guarantees provided by Dr. Benjamin Warner and his wife have also been cancelled.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	DERIVATIVE FINANCIAL LIABILITY

The warrants arising from the previous issue of Bridge notes (“Bridge Warrants”) have anti-dilution protection, whereby the exercise price of the warrant will re-price, based on a pre-determined formula, if any securities are sold, exercisable or convertible at a price less than the exercise price of the Bridge Warrants. This gives rise to a derivative financial liability, which was originally valued at $118,232 using a Black-Scholes valuation model.

The warrants arising from the previous issue of series B preferred units (“Series B Shares”), together with the placement agent warrants directly related to that issue, have anti-dilution protection, whereby the exercise price of the warrant will re-price, based on a pre-determined formula, if any securities are sold, exercisable or convertible at a price less than the exercise price of the series B warrants. This gives rise to a derivative financial liability, which was originally valued at $1,745,836 and recorded as a deemed dividend expense, as of the date of issuance of the series B shares using a Black-Scholes valuation model.

The value of the derivative financial liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The value of the derivative financial liability was re-assessed as of March 31, 2014 resulting in a net charge to the unaudited consolidated statement of operations of $553,420 for the three months ended March 31, 2014.

	March 31, 2014	December 31, 2013
	(Unaudited)
Opening balance	$944,121	$17,539
Derivative financial liability arising on bridge warrants with re-pricing terms	-	100,693
Derivative financial liability arising on the issue of warrants relating to Series B shares	-	1,745,837
Fair value adjustments	553,420	(919,948)
	$1,497,541	$944,121

The following assumptions were used in the Black-Scholes valuation model:

Three months ended March 31, 2014

Calculated stock price	$1.13
Risk-free interest rate	0.05%
Expected life of warrants	5 Years
Expected volatility of the underlying stock	106%
Expected dividend rate	0%

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	PREFERRED STOCK

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.001 par value each of which 400,000 are designated as Series A 8% convertible redeemable preferred shares of $0.001 each and 3,000,000 are designated as Series B convertible  preferred shares of $0.001 each, with the remaining 6,600,000 preferred shares remaining undesignated.

Series A 8% Convertible, Redeemable Preferred Stock (“Series A Stock”)
Series A Stock consists of 400,000 designated shares of $0.001 par value each, 105,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013.

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

Redemption
Should the Company receive net proceeds of at least $3 million from litigation proceedings against the Regents of the University of California and Los Alamos National Security (see note 16); the remaining Series A stockholders will have the option to redeem the Series A Stock equal to 130% of the initial investment in the Company by the stockholder, which amounted to $210,000. This value differs from the carrying value of the Series A Stock of $133,350 which was valued using the Black-Scholes valuation model at the time of exchanging common stock for Series A Stock. The Company also has the option to redeem the Series A Stock at a price equal to 130% of the initial investment in the Company by the stockholder at any time after giving the investors notice and allowing them to exercise their conversion rights into common stock 30 days after notice has been received.

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

An accrual for Series A Stock dividends of $11,910 and $38,747 was made for the three months ended March 31, 2014, and 2013, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	PREFERRED STOCK (continued)

Series B Convertible Preferred Stock (“Series B Stock”)
Series B Stock consists of 3,000,000 designated shares of $0.001 par value each and 2,133,947 shares issued and outstanding as of March 31, 2014 and December 31, 2013.

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

An accrual for Series B Stock dividends of $138,083 was made for the three months ended March 31, 2014.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 4,693,770 and 4,851,270 shares issued and 4,039,770 and 4,197,270 shares outstanding as of March 31, 2014 and December 31, 2013, respectively.

On March 6, 2014, in terms of a settlement agreement into, as disclosed under litigation in note 16 below, the 157,500 Common shares issued to Los Alamos National Security LLC were returned to Caldera and all future claims against the equity of Caldera were extinguished. These shares were cancelled and are available for reissue.

11.	WARRANTS

The following table summarizes warrants outstanding and exercisable as of March 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.01	40,000	6.25		40,000
$2.00	15,000	2.59		15,000
$2.50	1,271,664	6.08		1,271,664
$2.75	286,800	6.25		286,800
$3.00	300,000	3.85		300,000
$5.70	384,407	2.19		384,407

	2,297,871	5.14	$3.09	2,297,871	$3.09

12. STOCK BASED COMPENSATION

In October 2005, the Company's Board of Directors adopted the Caldera Pharmaceuticals, Inc. 2005 Stock Option Plan (the "Plan"), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has set aside 3,000,000 shares of common stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of up to two years, and expire 1 year to 10 years from the grant date. At March 31, 2014, 1,350,196 shares were available for future grant under the Incentive Plan.

Stock option based compensation expense totaled $186,523 and $43,933 for the three months ended March 31, 2014 and 2013, respectively. The Company expenses the value of stock options on a straight line basis over the life of the options. The fair value of the options granted is determined using the Black-Scholes option-pricing model.

The following weighted average assumptions were used for the three months ended March 31, 2013:

Three months ended March 31, 2013

Calculated stock price	$1.27
Risk-free interest rate	0.05% to 0.07%
Expected life of options	5 Years
Expected volatility of the underlying stock	164%
Expected dividend rate	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option-pricing model. For all options granted since October 1, 2005 the Company has generally used option terms of between 1 to 10 years. The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as Caldera Pharmaceuticals.  The risk-free interest rate used in the Black-Scholes option-pricing model is determined by reference to historical U.S. Treasury constant maturity rates with short-term maturities of no more than three months. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of March 31, 2014, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants.

No options were exercised for the three months ended March 31,  2014 and the year ended December 31, 2013.

We canceled options exercisable for 625 and 40,625 shares of common stock for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, held by employees whose service to our company terminated during those respective periods. The shares underlying such options were returned to and are available for re-issuance under the 2005 Plan pursuant to the terms described above.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK BASED COMPENSATION (continued)

During the year ended December 31, 2013, all awards granted under the Plan were incentive stock options. A summary of all of our option activity during the period January 1, 2013 to March 31, 2014 is as follows:

	Shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2013	506,154	$0.20 - 5.71	$3.14
Granted	1,184,900	1.50 - 5.71	2.00
Forfeited/Cancelled	(40,625)	2.00 - 5.71	4.09
Exercised	-	-	-
Outstanding December 31, 2013	1,650,429	$0.20 - 5.71	$2.31
Granted	-	1.50 - 5.71	-
Forfeited/Cancelled	(625)	5.71	3.93
Exercised	-	-	-
Outstanding March 31, 2014	1,649,804	$0.20 - 5.71	$2.31

Stock options outstanding as of March 31, 2014 and December 31, 2013, as disclosed in the above table, have an intrinsic value of $33,250 and $33,325, respectively.

The following tables summarize information about stock options outstanding as of March 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.20	30,000	8.09		30,000
$1.10	220,000	6.92		220,000
$1.50	625,000	8.96		625,000
$2.00	15,000	1.62		15,000
$2.50	544,900	6.32		121,331
$5.71	214,904	4.69		214,904

	1,649,804	7.18	$2.31	1,226,235	$2.24

No options were granted during the three months ended March 31, 2014. The weighted-average grant-date fair values of options granted during the year ended December 31, 2013 was $1,296,119 ($1.09 per option). As of March 31, 2014 there were unvested options to purchase 423,569 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $441,903, which is expected to be recognized over a period of 39 months.

Subsequent to the three months ended March 31, 2014, options over 312,000 shares were issued to directors, employees and consultants to the Company.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. NET INCOME/(LOSS) PER COMMON SHARE

Basic income/(loss) per share is based on the weighted-average number of common shares outstanding during each period. Diluted income/(loss) per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of “in-the-money” stock options and warrants using the treasury stock method and the inclusion of all convertible securities, including preferred stock and convertible notes, assuming these securities were converted at the beginning of the period or at the time of issuance, if later. The computation of diluted net income/(loss) per share does not assume the issuance of common shares that have an anti-dilutive effect on net income/(loss) per share.

The computation of basic and diluted earnings per share is as follows:

	For the three months ended March 31, 2014
	Income	Shares	Per share amount

Net income	$5,420,979
Preferred stock dividends	(149,993)

Basic Earnings per share
Income available to common stockholders	5,270,986	4,153,520	$1.27

Effect of dilutive securities
Warrants	-	39,645
Options	-	29,947
Series A Preferred stock	11,910	105,000
Series B Preferred stock	138,083	2,133,947

Diluted Earnings per share
Income available to common stockholders and assumed conversions	$5,420,979	6,462,059	$0.84

For the three months ended March 31, 2014 options to purchase 1,399,804 shares of common stock and warrants to purchase 2,257,871 shares of common stock were excluded from the computation of diluted earnings per share as the option and warrant exercise prices was greater than the average market price of the common shares. These options and warrants were still outstanding as of March 31, 2014.

For the three months ended March 31, 2013 the following options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

Three months ended March 31, 2013 (Shares)

Options to purchase shares of common stock	1,135,404
Warrants	669,407
Series A convertible, redeemable preferred stock	341,607
2,146,418

14. RELATED PARTY TRANSACTIONS

The majority of the common shares in the Company are owned by Dr. Benjamin Warner, the Chief Scientific Officer. As of March 31, 2014 and December 31, 2013, Dr. Benjamin Warner owned 78.9% and 76.0%, respectively of the issued and outstanding shares of common stock on an un-diluted basis.

Effective April 1, 2014, the Company appointed Mr. Timothy Tyson as Chairman of the Board. Mr. Tyson has been a director of the Company from October 1, 2013. Mr. Warner who had served as our Chairman of the Board from inception to March 31, 2014, relinquished this position.

Mr. Tyson entered into an agreement with the Company whereby he is entitled to fees of $120,000 per annum and options to purchase 132,000 shares of common stock at an exercise price of $2.50 per share were granted to Mr. Tyson. These options will vest equally over a twenty four month period. The Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Tyson.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. OPERATING LEASES

The Company entered into a laboratory and office lease agreement for 2,813 square feet in Cambridge, Massachusetts effective June 1, 2013. The term of the lease is for a twelve month period terminating on May 31, 2014. The lease agreement was renewed for a further two year period, expiring on May 31, 2016 for a monthly rental of $16,291. The rental charge for the three months ended March 31, 2014 amounted to $45,354.

The Company entered into a corporate apartment lease agreement in Cambridge, Massachusetts effective June 4, 2013. The term of the lease was for a twelve month period terminating on June 3, 2014. The monthly rental amounts to $3,325. Rental expense for the three months ended March 31, 2014 amounted to $9,975. Subsequent to the three months ended March 31, 2014, this lease was not renewed and was replaced by another corporate apartment lease commencing on July 1, 2014 for a period of one year for a monthly rental of $2,500 per month.

The Company’s office lease in New Mexico terminated in October 2013 and has not been renewed.  This lease is ongoing as a month to month lease for $5,075 per month. Rental expense for the three months ended March 31,  2014 was $15,226.

On February 4, 2014, the Company entered into a second corporate apartment lease in Cambridge Massachusetts. The term of the lease is for fourteen months, terminating on April 30, 2015. The monthly rental amounts to $2,897.
Rental expense for the three months ended March 31, 2014 amounted to $4,806.

Future annual minimum payments required under operating lease obligations as of March 31, 2014, are as follows:

Amount

2014	$191,989
2015	224,775
2016	83,384
$500,148

16. LITIGATION

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

The proceeds received of $7,000,000 and any additional proceeds we may receive or any additional expenditure incurred on this matter was and will be recognized as income or expense in future periods. No liability to Dentons has been recorded by the Company.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16. LITIGATION (continued)

Joel Bellows Suit

On April 30, 2013 the Company entered into a settlement agreement with Joel Bellows, Whereby two suits were dismissed with prejudice.  In terms of the settlement agreement entered into, the Company has paid the $240,000 settlement amount, together with interest thereon and has issued 105,000 shares of Series A Stock to Joel Bellows, in exchange for his 105,000 common shares. The Company was compelled to comply with a disputed version of the settlement agreement which entitled Bellows to a prejudicial conversion formula of his Series A Stock into Series B Stock which is contrary to our settlement intentions. The motion to amend and correct the settlement agreement was heard on September 25, 2013 and denied. On October 24, 2013, the Company and Dr. Benjamin Warner filed a notice of appeal.

17. SUBSEQUENT EVENTS

Loans
On April 11, 2014, the Company settled the outstanding balance of the Los Alamos National Bank term loan, inclusive of interest thereon for a total consideration of $227,717. There are no further obligations under this term loan and Dr. Benjamin Warner and his wife have been released from their guarantee.

Option Grants
On April 1, 2014 we issued options to purchase 132,000 shares of our common stock at an exercise price of $2.50 per share to Timothy Tyson in conjunction with his appointment as our non-executive Chairman of the Board. These options vest equally over a 24 month period commencing on April 1, 2014.

On April 1, 2014 we issued options to purchase 60,000 shares of our common stock at an exercise price of $2.50 per share to certain of our non-executive board directors. These options vest equally over a 24 month period commencing on April 1, 2014.

On April 11, 2014 we issued options to purchase 20,000 shares of our common stock at an exercise price of $2.50 per share to certain consultants for services rendered. These options vest equally over a 24 month period commencing on May 1, 2014.

On May 1, 2014 we issued options to purchase 100,000 shares of our common stock at an exercise price of $2.50 per share to a newly appointed Vice President of Business development. These options vest equally over a 36 month period commencing on May 1, 2014.

Litigation
On June 14, 2014, in a proceeding to probate the estate of Sigmund Eisenschenk (“Estate”) pending in the Circuit Court of Cook County, Illinois, a claimant, QTM Ventures, LLC (“Claimant”) was granted leave to file a Citation to Recover Property against the Company, Aaron Crane and Gregg Ryzepcynski.

In the Citation to Recover Property, the Claimant alleges that the Company; i)  breached its fiduciary duties to the deceased by wrongfully repurchasing 472,500 shares of Company’s common stock held by the deceased in the Company at a nominal value based upon the false assertion that the deceased breached a financing agreement; ii) conspired with Aaron Crane to divest the Estate of assets, and not protect the Estates assets; iii) committed  fraud by failing to properly notify the deceased  of the Company’s repurchase of the 472,500 shares of the Company’s common stock, at a nominal value, held by the deceased in the Company; and iv) converted the deceased’s shares by repurchasing the shares to prevent them from being acquired by the creditors to the Estate.

The Claimant seeks the following relief:

i.	An award for damages plus interest for any and all losses suffered by the Estate and the Claimant;
ii.	Punitive damages against the Company;
iii.	Attorney’s fees and costs for the claimant;
iv.	Any further relief deemed fit by the court.

The Company believes that the Citation to recover Property is entirely without merit and intends to aggressively defend against the claims.

Other than disclosed above, the Company has evaluated subsequent events through the date the unaudited consolidated financial statements were available to be issued, and has concluded that no such events or transactions took place that would require disclosure herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

To date, we have financed our operations primarily through private sales of our securities, revenue derived from our analytical services that we have performed for United States governmental agencies and settlement of legal matters. We expect to continue to seek to obtain the required capital through the private sale of our securities and revenue derived from United States Governmental Agencies.

We have recently employed a vice president of business development and are actively pursuing the commercialization of our products and services. We cannot provide any assurance that we will be able to commercialize our products and services or that we will achieve profitability on a sustained basis, if at all.

Discussions with respect to our Company’s operations included herein include the operations of our operating subsidiary, XRpro Corp. Our Company formed XRpro Corp. on July 9, 2010. We have no other operations than those of Caldera Pharmaceuticals, Inc. and XRpro Corp.

Recent Developments

The legal suit against the Regents of the University of California, Los Alamos National Security, et al, was settled on March 6, 2016. This resulted in a gross cash inflow into the company of $7,000,000 (a net inflow of $5,502,000 after the payment of legal costs and discretionary bonuses) and the return of 157,500 common shares of the Company which are to be cancelled and will be available for reissue. The Company is in discussions with its previous legal representatives and may be required to make further conditional payments to them.

The legal settlement liability due to Joel Bellows was settled in full on March 31, 2014 for a net settlement amount of $167,616, there is no further liability under this settlement.

With effect from April 1, 2014, the Company appointed Mr. Timothy Tyson as the non-executive Chairman of the Board to oversee the commercialization efforts of the Company. In order to improve our commercialization efforts we employed a vice president of Corporate Development with effect from May 1, 2014.

The Company settled the outstanding loan balance with Los Alamos National Bank of $227,717 on April 11, 2014, there in no further balance outstanding under this loan.

Results of Operations for the three months ended March 31, 2014 and the three months ended March 31, 2013.

Revenues

We had revenues totaling $254,220 and $237,414 for the three months ended March 31, 2014 and 2013, respectively, an increase of $16,806 or 7.1%. Substantially all of our revenues have been derived from federal government contracts. Our revenue is dependent on the number of contracts we have in operation and the progress we have made on these contracts to date. We have an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, which was fully utilized and expired on July 31, 2013 with a further $1,000,000 made available for us to invoice our project time and expenses against on July 9, 2013, initially expiring on July 31, 2014, and recently extended to July 31, 2015, of which we have received $579,000 to date, depending on availability of government funding and satisfactory progress made on the project. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the project to date. The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

Going forward, based on financing, we plan to market our XRpro® services and educate potential customers concerning the advantages and value propositions of the XRpro® technology. While we are optimistic about our prospects, since this is a relatively new product offering with significantly different characteristics compared with existing equipment on the market (and we have not recognized significant revenues to date), there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for us to be profitable.

We are pursuing several leads for the use of our technology by several significant companies within the pharmaceutical and industrial sectors; however there can be no assurance that such leads will be successful and result in revenue.

Cost of goods sold

Cost of goods sold totaled $176,972 and $172,099 for the three months ended March 31, 2014 and 2013, respectively, an increase of $4,873 or 2.8%. Our cost of goods sold is dependent on the progress made on each project to date. Cost of goods sold is primarily comprised of direct expenses related to providing our services under our contracts.  These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the three months ended March 31, 2014 and 2013 respectively was $78,100 and $80,940, a decrease of $2,840 or 3.5% due to slightly lower man hours spent on Government contracts. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the three months ended March 31, 2014 and 2013, respectively was laboratory supplies of $25,285 and $30,289, the use of laboratory supplies is dependent on the amount of supplies used in developing assays, in the prior year significant supplies were used in developing assays for significant pharmaceutical customers. During the three months ended March 31, 2014 and 2013, respectively, outside contractors costs amounted to $17,323 to $0, outside contractors have been hired to improve our technical skills in the laboratory.

Gross profit

Gross profit was $77,248 and $65,315 for the three months ended March 31, 2014  and 2013, respectively, an increase of $11,933, an increase of 18.3%. The gross margin as a percentage of sales was 30.4% and 27.5%, respectively. The improvement in gross margin is directly related to a favorable shift towards higher margin recoverable machine time. The gross profit percentage earned may not be indicative of anticipated future results due to the Company’s plan to diversify its source of revenues into the provision of services or usage arrangements.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $1,233,961 and $563,046 for the three months ended March 31, 2014 and 2013, respectively, an increase of $670,915 or 119.2%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended March 31,		Increase/	Percentage
	2014	2013	(decrease)	change

Marketing and selling expenses	$-	$7,861	$(7,861)	(100.0)%

Salary expenses	144,790	122,800	21,990	17.9%

Research and development salaries	72,403	35,431	36,972	104.3%

Bonus expense	350,000	-	350,000	100.0%

Stock option compensation charge	186,523	43,933	142,590	324.6%

Legal fees	178,302	193,982	(15,680)	(8.1)%

Consulting fees	73,500	59,000	14,500	24.6%

Audit fees and taxation services	8,400	29,200	(20,800)	(71.2)%

Repairs and maintenance	27,876	6,471	21,405	330.8%

Recruiting fees	31,500	-	31,500	100.0%

Rent	77,130	15,226	61,904	406.6%

	$1,150,424	$513,904	$636,520	123.9%

Marketing and selling expenses for the three months ended March 31, 2013, primarily consists of website design and development expenses to increase the relevancy and the clarity of the message we are delivering to prospective customers. No marketing or selling expenses were incurred during the three months ended March 31, 2014.

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

Total salary expenditure for the three months ended March 31, 2014 and 2013, respectively was included in the following expense categories:

	Three months ended March 31,		Increase/	Percentage
	2014	2013	(decrease)	change
Cost of sales	$78,100	$80,940	$(2,840)	(3.5)%

Selling, general and administrative expenses	144,790	122,800	21,990	17.9%

Research and development salaries	72,403	35,431	36,972	104.3%

	$295,293	$239,171	$56,122	23.5%

The increase in total salary expenditure for the three months ended March 31, 2014 of $56,122 is due to the employment of a new CEO, Gary Altman effective July 1, 2013 at an annual salary of $300,000 per annum, the increase in the salary of our Chief Scientific officer of $50,000 per annum, effective March 2013 and the employment of an additional scientist effective September 1, 2013 at a salary of $125,000 per annum.

The salary expense included in cost of sales for the three months ended March 31, 2014 decreased by $2,840 or 3.5%. The lower salary expense in the current period was due to a slight decrease in time spent on revenue generating contracts due to machinery breakdown issues during January 2014. The decrease of salary expense charged to cost of sales for the three months ended March 31, 2014 resulted in a corresponding increase in salary expense charged to Selling, general and administrative expenses and research and development salaries for the three months ended March 31,  2014.

The salary expense charged to Selling, general and administrative expenses for the three months ended March 31, 2014 increased by $21,990 or 17.9% due to the decrease in salary expense charged to cost of sales and the increase in total salary expense as discussed above.

Research and development salaries for the three months ended March 31, 2014 increased due to scientific employees conducting research on viable assays for commercial applications.

Bonus expense of $350,000 for the period ended March 31, 2014, was a once-off discretionary bonus paid to certain consultants and our Chief Scientific Officer for their extraordinary efforts in connection with  the settlement of the legal matter disclosed in note 16 to the unaudited consolidated financial statements.

The stock option compensation charge increased over the prior year primarily due to the issue of 1,179,900 options to management, including 514,900 options issued to our new CEO, Gary Altman, during July 2013 and certain other members of management, consultants and advisors to the Company in connection with a fund raising that was conducted over the period April to August 2013. No options were issued for the current period under review.

Legal fees decreased by $15,680 over the prior period due to the conclusion of substantially all of the legal proceedings in the Bellows matter and a decrease in legal activity as we entered into settlement negotiations on the LANS matter. For additional information on our legal matters, see Item 3- Legal Proceedings.  The legal expenses incurred on the LANS and Bellows matters are not connected with our regular business activities and should be viewed as non-operating expenses.

The increase in consulting fees of $14,500 is primarily due to an investor relations consulting arrangement entered into during the second quarter of the prior year and the resumption of a management consulting arrangement which was originally terminated in the first quarter of the prior year.

The decrease in audit fees is due to the $25,000 accrual of the 2013 year-end audit fee in the 2013 financial year. In the prior year, audit fees relating to the 2012 year end were expensed in the first quarter of 2013.

Repairs and maintenance expense in the current period included the replacement of an x-ray tube in one of our instruments. These replacements are erratic and cost approximately $20,000 per replacement part.

Recruiting fees of $31,500 were incurred for the sourcing of our vice president of business development. The position was filled effective from May 1, 2014.

Rent has increased by $61,904 due to the establishment of a second laboratory in Cambridge at a monthly cost of approximately $15,100, in addition to this; we rent a corporate apartment in Cambridge for approximately $3,325 per month and recently entered into a second corporate apartment rental for approximately $2,900 per month in February 2014.

Depreciation and Amortization

We recognized depreciation expenses of $26,959 and $27,606 for the three months ended March 31,  2014 and 2013, respectively, the slight decrease in our depreciation expense is due to the disposal of two vehicles we no longer require and the full depreciation of two significant laboratory equipment assets in the prior year, partially offset by new laboratory equipment assets acquired for the Cambridge laboratory. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expenses were $12,920 and $12,921 for  the three months ended March 31,  2014 and 2013.  Amortization expenses relates to the amortization of license fees paid to Los Alamos National Laboratories for the use of certain patents.

Other income

Other income of $7,177,522 relates to the $7,000,000 cash settlement received from the Los Alamos National Security (“LANS”) matter disclosed in note 16 to the unaudited consolidated financial statements and the recognition of fair value income of $177,522 upon the return of 157,500 common shares originally issued to LANS as consideration for the license agreement we had entered into, disclosed under note 4 to the unaudited consolidated financial statements.

Interest  expense

Interest expense totaled $6,567 and $19,907 for the three months ended March 31, 2014 and 2013, respectively. The interest expense in the prior year included interest of $6,491on the Bridge notes issued in the prior year and the amortization of Bridge note discount of $5,668, these Bridge notes were converted to equity or repaid during the prior year.

Change in derivative liabilities

The fair value of derivative liabilities was re-assessed at March 31, 2014 using a Black Scholes valuation model resulting in the increase of the liability by $553,420 , the movement in liability is dependent upon external market factors.

Net profit (loss)

Net profit totaled $5,420,979 and net loss totaled $(766,343) for the three months ended March 31, 2014 and 2013, respectively. The increase to a net profit position during the current period is primarily due to the other income and other movements discussed above.

Liquidity and Capital Resources

We have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants. The settlement of the Los Alamos National Security (“LANS”) matter has resulted in a gross cash injection of $7,000,000 (net cash injection of $5,502,000 after legal expenses and discretionary bonus payments, which should be sufficient to fund operations for the next eighteen months, dependent upon the outcome of settlement discussions we are having with Denton’s, as described in note 16 to our financial statements. Should we be unsuccessful in our discussions or not generate anticipated revenue, we may need to raise additional funding through equity issues to fulfill our commercialization objectives.

As of March 31, 2014 our Company had cash totaling $5,243,281, other current assets totaling $241,182 and total assets of $6,485,118. We had total current liabilities of $3,270,193, including a derivative financial liability of $1,497,541, and a net working capital  of $2,214,270. Total liabilities were $3,438,769 and the Series A convertible redeemable preferred stock totaled $133,350 resulting in a stockholders’ equity  of $2,912,999.

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

As of March 31, 2014, we owed $227,239 in accordance with the term loan provided by Los Alamos National Bank. We settled the term loan on April 11, 2014 for $227,717.

As of March 31, 2014, we owed $201,859 in accordance with the terms of a Project Participation Agreement with the Incorporated County of Los Alamos that we entered into in September 2006. The loan bears interest at a rate of 5% per annum, is for a thirteen year term, with monthly repayments of $3,547 that commenced on September 21, 2009.

An analysis of our cash flows from operating, investing and financing activities for the three months ended March 31,  2014 and 2013 is provided below:

	Three months ended March 31, 2014	Three months ended March 31, 2013

Net cash provided by/(used in) operating activities	$4,770,693	$(309,817)

Net cash used in investing activities	(18,477)	(3,084)

Net cash (used in)/provided by financing activities	(28,668)	287,876

Net increase/(decrease) in cash and cash equivalents	$4,723,548	$(25,025)

Net cash provided by (used in) operating activities was $4,770,693 and $(309,817) for the three months ended March 31, 2014 and 2013, respectively. The increase in cash provided by  operating activities was primarily due to the following:

	Three months ended March 31,		Increase/	Percentage
	2014	2013	(decrease)	change

Net income (loss)	$5,420,979	$(766,343)	$6,187,322	807.4%

Adjustments for non-cash items	601,838	299,510	302,328	100.9%

Changes in operating assets and liabilities	(1,252,124)	157,016	(1,409,140)	(897.4)%

	$4,770,693	$(309,817)	$5,080,510	(1,639.8)%

The increase in net profit is discussed under net profit (loss) in the results of operations for the three months ended March 31, 2014 and 2013, respectively and includes net legal settlement proceeds of $5,502,000.

The change in adjustments for non-cash items is primarily due to the increase in stock based compensation by $142,590, the increase in the fair value of derivative financial liabilities by $345,121 offset by the non-cash gain of $177,522 on the cancellation of the shares issued to LANS as described under other income above.

The decrease in operating assets and liabilities is primarily due to the decrease in the movement of accounts payable by $1,339,364, primarily due to various legal bills which were being accrued on the LANS matter and which have now been settled and an increase in movement in accounts receivable by $46,959 due to the timing of receipts from the government contracts.

Net cash used in investing activities was $18,477 and $3,084 for the three months ended March 31,  2014 and 2013, respectively. This was primarily due to the purchase of minor laboratory equipment for the Boston laboratory.

Net cash (used in)/provided by financing activities was $(28,668) and $287,876 for the three months ended March 31,  2014 and 2013, respectively. The prior year included proceeds on bridge notes and notes payable of $300,000. $125,000 of these notes was repaid and the balance was converted to equity subsequent to period end. The remaining movement represents the repayment of term loans.

Capital Expenditures

Our current plan is to continue purchasing smaller equipment to facilitate efficiencies on our laboratories. Once we have established commercial customers, we will consider the addition of XRpro instruments to enhance our capacity. A third party produces the XRpro products that we market and our corporate facilities are contracted for with third parties and therefore do not require us to make capital purchases in this area.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Please refer Note 2 Significant Accounting Policies in the notes to unaudited consolidated financial statements.

Recently Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

As of March 31, 2014 we have spent a total of $2,726,470 with respect to these cases, of which $152,496 was spent during the three months ended March 31, 2014.

Joel Bellows Suit

On April 30, 2013 the Company entered into a settlement agreement with Joel Bellows, Whereby two suits were dismissed with prejudice.  In terms of the settlement agreement entered into, the Company has paid the $240,000 settlement amount, together with interest thereon and has issued 105,000 shares of Series A Stock to Joel Bellows, in exchange for his 105,000 common shares. The Company was compelled to comply with a disputed version of the settlement agreement which entitled Bellows to a prejudicial conversion formula of his Series A Stock into Series B Stock which is contrary to our settlement intentions. The motion was heard on September 25, 2013 and denied. On October 24, 2013, the Company and Dr. Benjamin Warner filed a notice of appeal.

Eisenschenk Estate citation to recover assets

On June 14, 2014, in a proceeding to probate the estate of Sigmund Eisenschenk (“Estate”) pending in the Circuit Court of Cook County, Illinois, a claimant, QTM Ventures, LLC (“Claimant”) was granted leave to file a Citation  to Recover Property against the Company, Aaron Crane and Gregg Ryzepcynski.

In the Citation to Recover Property, the Claimant alleges that the Company; i)  breached its fiduciary duties to the deceased by wrongfully repurchasing 472,500 shares of the Company’s common stock held by the deceased in the Company at a nominal value based upon the false assertion that the deceased breached a financing agreement; ii) conspired with Aaron Crane to divest the Estate of assets, and not protect the Estates assets; iii) committed  fraud by failing to properly notify the deceased  of the Company’s repurchase of the 472,500 shares of the Company’s common stock, at a nominal value, held by the deceased in the Company; and iv) converted the deceased’s shares by repurchasing the shares to prevent them from being acquired by the creditors to the Estate.

The Claimant seeks the following relief:

i.	An award for damages plus interest for any and all losses suffered by the Estate and the Claimant;
ii.	Punitive damages against the Company;
iii.	Attorney’s fees and costs for the claimant;
iv.	Any further relief deemed fit by the court.

The Company believes that the Citation to recover Property is entirely without merit and intends to aggressively defend against the claims.

Item 1A. Risk Factors.

Risks Related to the Company

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the three months ended March 31, 2014 we had a net income of $5,420,979, primarily due to the settlement of the LANS matter, discussed above. For the year ended December 31, 2013 and 2012, we had a net loss of $(3,694,786) and $(792,061), respectively.  We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans for the sale of our instruments and services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

Substantially all of our net revenue has been generated from services provided to governmental agencies.  If such agencies were to terminate their existing agreement with us or no longer continue to use our services, our net revenue and results of operations would be adversely affected.

To date we have derived substantially all of our revenue from services we performed for two governmental agencies. For the three months ended March 31, 2014 all of our revenue was generated from government contacts and for the year ended December 31, 2013, substantially all of our revenue was derived from two (2) different research projects for the same two governmental agencies. For the year ended December 31, 2012 substantially all of our revenue was derived from three (3) different research projects for the same two governmental agencies. For the year ended December 31, 2011, ninety six percent (96%) of our revenue was derived from six (6) different research projects for the same two governmental agencies. As of the date hereof we have one existing contract with the National Institutes of Health (“NIH”) pursuant to which we are continuing to perform services.  We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012 which was fully utilized and expired on July 31, 2013, a further $1,000,000 was made available to us on July 9, 2013 for the period August 1, 2013 to July 2014, recently extended to July 2015, depending on availability of government funding and satisfactory progress made on the project and to date we have received $579,220 under the grant.  However, under NIH policies the contracts can be terminated in whole or in part by the government for convenience at any time and in such case we would be entitled to payment of our costs incurred in the performance of the work terminated. If there were to be a decline in the demand for our services from governmental agencies, or the two governmental agencies from which we have received funding were required to reduce spending, our net revenue would be significantly impacted, which would negatively affect our business, financial condition and results of operations and may affect our ability to continue operations.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We generated a net profit of $5,420,979 primarily due to the settlement of the LANS matter as discussed above. We incurred a net loss for the year ended December 31, 2013 of $(3,694,786) and for the year ended December 31, 2012 of $(792,061). Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings and the settlement of the LANS litigation will provide us with enough funds to continue our operations at our current level for an additional eighteen months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations, limit our marketing expenditures and concentrate solely on our government contracting services. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

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

We expect to spend a significant amount of time and resources to develop new products and refine existing products, and have spent significant time and money developing our XRpro® instruments. We commenced development of our XRpro® instruments in the year 2000 and since then have developed four enhanced versions of our original instrument; each enhancement was developed over an approximate two year period of time. Although we do not intend to enhance our XRpro® instruments in the near future, we may be forced to do so if customers request any modifications or enhancements. Our research and development expense for the three months ended March 31, 2014 was approximately $72,403, most of which was used to develop assays for commercial applications. In light of the long product development cycles inherent in our industry, any developmental expenditure will typically be made well in advance of the prospect of deriving revenues from the sale of new products. Our ability to commercially introduce and successfully market new products will be subject to a wide variety of challenges during this development cycle that could delay introduction of these products. In addition, since our potential customers are not expected to be obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, our operating results will suffer. Our products may also be priced higher than competitive products, which may impair commercial acceptance. We cannot predict whether new products that we expect to introduce will achieve commercial acceptance.

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

The concentration of ownership of our stock could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. Our Chief Scientific Officer beneficially owns 3,445,768 shares of our common stock, representing 80.2% (and 40.8% of the total voting power, based on the Series B entitlement of two for one votes on the number of Series B shares outstanding) of our outstanding shares of common stock. Accordingly, our Chief Scientific Officer would have significant influence over the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our securities, you may have no effective voice in the management of our Company. Such significant influence over control of our Company may adversely affect the price of our common stock. Our principal stockholder may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, as well as mergers or other business combinations which require the vote of a majority of our outstanding shares. Such significant influence may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

On April 1, 2014 we issued options to purchase 132,000 shares of our common stock at an exercise price of $2.50 per share to Timothy Tyson in conjunction with his appointment as our non-executive Chairman of the Board. These options vest equally over a 24 month period commencing on April 1, 2014.

On April 1, 2014 we issued options to purchase 60,000 shares of our common stock at an exercise price of $2.50 per share to certain of our non-executive board directors. These options vest equally over a 24 month period commencing on April 1, 2014.

On April 11, 2014 we issued options to purchase 20,000 shares of our common stock at an exercise price of $2.50 per share to certain consultants for services rendered. These options vest equally over a 24 month period commencing on May 1, 2014.

On May 1, 2014 we issued options to purchase 100,000 shares of our common stock at an exercise price of $2.50 per share to a newly appointed Vice President of Business development. These options vest equally over a 36 month period commencing on May 1, 2014.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities act in reliance upon Section 4(a)(2) of the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

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

CALDERA PHARMACEUTICALS, INC.

Date: July 17, 2014	By:	/s/ Gary Altman
Gary Altman
Chief Executive Officer (Principal Executive Officer)