Form 10-Q
period 2014-06-30
Caldera Pharmaceuticals Inc
filed 2014-08-14
CIK 1518520

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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
Yes ☐  No ☒

Number of shares of common stock outstanding as of August 13, 2014 was 4,039,770.

CALDERA PHARMACEUTICALS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	Unaudited
ASSETS

Current assets:
Cash	$4,170,381	$519,733
Accounts receivable, net	48,583	106,019
Prepaid expenses	97,885	34,053

Total current assets	4,316,849	659,805

Non-current assets:
Intangible assets, net	517,049	542,890
Plant and equipment, net	442,741	453,701
Deposits	1,000	-
Investment in certificate of deposit	25,004	25,004

Total non-current assets	985,794	1,021,595

TOTAL ASSETS	$5,302,643	$1,681,400

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current liabilities:
Accounts payable	$612,198	$1,710,173
Other payables and accrued expenses	274,209	413,892
Loans payable	33,697	280,782
Derivative financial liability	1,629,123	944,121
Dividends payable	694,144	389,017

Total current liabilities	3,243,371	3,737,985

Non-current liabilities:
Loans payable	159,978	177,053
Total non-current liabilities	159,978	177,053

TOTAL LIABILITIES	3,403,349	3,915,038

Convertible Redeemable Preferred Stock
Series A Cumulative Convertible Redeemable Preferred Stock, $0.001 par value, 400,000 shares designated, 105,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, liquidation preference is $5.70 per share.	133,350	133,350

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 6,600,000 shares undesignated and unissued.	-	-
Series B Cumulative Convertible Preferred Stock, $0.001 par value, 3,000,000 designated shares, and 2,133,947 shares issued and outstanding as of June 30, 2014 and December 31, 2013, liquidation preference is $2.50 per share.	2,134	2,134
Common stock, $0.001 par value, 50,000,000 authorized shares, 4,693,770 and 4,851,270 shares issued and 4,039,770 and 4,197,270 outstanding as of June 30, 2014 and December 31, 2013, respectively.	4,694	4,852
Additional paid in capital	10,545,152	10,475,253
Treasury stock, at cost (654,000 shares of common stock as of June 30, 2014 and December 31, 2013)	(473)	(473)
Accumulated deficit	(8,785,563)	(12,848,754)

Total stockholders’ equity (deficit)	1,765,944	(2,366,988)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,302,643	$1,681,400

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013

Sales	$82,662	$82,881	$336,882	$320,295

Cost of sales	165,441	99,624	342,413	271,723

Gross (loss)/profit	(82,779)	(16,743)	(5,531)	48,572

Operating expenses:
Selling, general and administrative expenses	794,523	926,945	2,028,484	1,489,991
Depreciation	27,821	28,044	54,780	55,650
Amortization	12,921	12,921	25,841	25,842
Total operating expenses	835,265	967,910	2,109,105	1,571,483

Operating loss	(918,044)	(984,653)	(2,114,636)	(1,522,911)

Other income/(expense)
Other income	-	-	7,177,522	-
Interest income	26	564	62	685
Interest expense	(3,065)	(119,794)	(9,632)	(139,701)
Change in fair value of derivative liabilities	(131,582)	59,728	(685,002)	(148,571)

Total other income/(expense)	(134,621)	(59,502)	6,482,950	(287,587)

Net (loss)/income	(1,052,665)	(1,044,155)	4,368,314	(1,810,498)

Deemed preferred stock dividends	-	(1,728,912)	-	(1,728,912)
Preferred stock dividends	(155,134)	(108,838)	(305,127)	(147,585)

Net (loss)/income applicable to common stock	$(1,207,799)	$(2,881,905)	$4,063,187	$(3,686,995)

Net (loss)/income per common stock: -
Basic	$(0.30)	$(0.68)	$0.99	$(0.86)
Diluted	$(0.30)	$(0.68)	$0.68	$(0.86)

Weighted average number of common stock outstanding: -
Basic	4,039,770	4,254,962	4,096,331	4,278,485
Diluted	4,039,770	4,254,962	6,404,870	4,278,485

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30, 2014	Six months ended June 30, 2013

Cash flow from operating activities
Net income (loss)	$4,368,314	$(1,810,498)
Adjustments for non-cash items:
Depreciation	54,780	55,650
Amortization	25,841	25,842
(Gain)/loss on disposal/scrapping of plant and equipment	(462)	1,082
Amortization of bridge note discount	-	111,050
Stock based compensation charge	247,263	229,259
Loss on change in fair value of derivative financial liability	685,002	148,571
Increase in receivables provision	-	14,086
Increase in legal settlement accrual	-	115,273
Gain on cancellation of shares in legal settlement	(177,522)	-
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	57,437	(10,757)
Increase in prepaid expenses and deposits	(63,832)	(157,582)
(Decrease)/increase in accounts payable	(1,097,974)	94,647
Decrease in other payables and accrued expenses	(140,434)	(18,487)

Net cash provided by/(used in) operating activities	3,958,413	(1,201,864)

Cash flow from investing activities
Purchase of plant and equipment	(46,106)	(64,717)
Proceeds from sale of equipment	2,750	-
Investment in certificate of deposit	-	(25,000)
Investment in deposits	(1,000)	-

Net cash used in investing activities	(44,356)	(89,717)

Cash flow from financing activities
Repayment of term loan	(247,201)	-
Repayment of line of credit	-	(57)
Repayment of commercial equipment loan	-	(8,946)
Repayment of Los Alamos County loan	(16,208)	(15,419)
Proceeds from Bridge note	-	250,000
Repayment of Bridge note	-	(100,000)
Proceeds from Series B stock issued, net of issue expenses	-	2,477,850

Net cash (used in)/provided by financing activities	(263,409)	2,603,428

Net increase in cash	3,650,648	1,311,847

Cash at the beginning of the period	519,733	378,643

Cash at the end of the period	$4,170,381	$1,690,490

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$10,314	$19,829
Income taxes	$-	$-

Non-cash investing and financing activities:
Discount applied to Bridge notes relating to warrants issued	$-	$80,367
Series B Preferred stock issued in exchange for Series A Preferred stock	$-	$2,065,392
Series B Preferred stock issued in lieu of series A Preferred stock dividends	$-	$208,558
Series B Preferred stock issued upon conversion of Bridge notes and interest thereon	$-	$384,160
Deemed preferred stock dividends relating to warrants issued to preferred stock holders	$-	$1,728,912
Accrued Series A Preferred stock dividends	$23,951	$57,095
Accrued Series B Preferred stock dividends	$281,176	$90,490

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

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

General
The following (a) consolidated balance sheets as of June 30, 2014 (unaudited) and December 31, 2013, which have been derived from audited consolidated financial statements, and (b) the unaudited interim statements of operations and cash flows of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

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

Total revenues by customer type are as follows:

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013

National Institutes of Health	$82,662	$50,067	$336,882	$253,177
Department of Defense	-	32,814	-	67,118

	$82,662	$82,881	$336,882	$320,295

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

The balance of the receivables provision as at June 30, 2014 and December 31, 2013 was $19,084. The amount charged to bad debt provision for the six months ended June 30, 2014 and 2013 was $0.

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the six months ended June 30, 2014 and 2013 was $157,565 and $75,403 respectively. The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the three months ended June 30, 2014 and 2013 was $85,162 and $39,972 respectively.

Patent Costs
Legal costs in connection with approved patents and patent applications are expensed as incurred and classified as Selling, general and administrative expense in our consolidated statement of operations.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Share-Based Compensation
Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the six months ended June 30, 2014 and 2013 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

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

Derivative Liabilities
The Company assessed the classification of its derivative financial instruments as of June 30, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Licenses
In terms of an Exclusive Patent License agreement (“License”) covering national and international patents entered into with the Los Alamos National Security LLC (“the Licensor”) dated September 8, 2005, the Company has the exclusive right to the use of certain patents covering the following:

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

In terms of the agreement, the Company had issued shares to the Licensor equal to 3% of the issued equity of the Company and had an obligation to issue further shares based on anti-dilutive provisions and future fund raisings. In terms of the settlement agreement entered into on March 6, 2014, as disclosed under litigation in note 16 below, the 157,500 Common shares issued to the Licensor were returned to Caldera and all future claims against the equity of Caldera were extinguished. The remaining terms of the License remain in full force and effect.

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

Future annual minimum payments required under license agreement obligations at June 30, 2014, are as follows:

Amount

2015	$50,000
2016	50,000
2017	50,000
2018	50,000
2019 and thereafter	200,000

Total	$400,000

Licenses consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Licenses, at cost	$972,000	$972,000
Less: Accumulated amortization	(454,951)	(429,110)

	$517,049	$542,890

The aggregate amortization expense charged to operations was $25,841 and $25,842 for the six months ended June 30, 2014 and 2013, respectively. The aggregate amortization expense charged to operations was $12,921 for the three months ended June 30, 2014 and 2013.  The amortization policies followed by the Company are described in Note 2.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	INTANGIBLE ASSETS (continued)

Amortization expense for future periods is summarized as follows:

Amount

Remainder of 2014	$25,843
2015	51,684
2016	51,684
2017	51,684
2018 and thereafter	336,154
Total	$517,049

Patents
The Company has various patents pending or registered in its name. These patents have been internally generated and all costs associated with the research and development of these patents has been expensed.

The patents assigned to Caldera are as follows:

●	Well Plate – apparatus for preparing samples for measurement by x-ray fluorescence spectrometry. Patent filed August 15, 2008

●	Method and Apparatus for measuring Protein Post Translational Modification. Patent filed September 26, 2008.

●	Method and Apparatus for Measuring Analyte Transport across barriers. Patent filed July 1, 2009.

5.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Leasehold improvements	$6,393	$6,393
Furniture and fittings	25,346	23,099
Laboratory equipment	876,786	837,882
Computer equipment	24,000	19,044
Vehicles	-	17,658
Total	932,525	904,076
Accumulated depreciation	(489,784)	(450,375)
	$442,741	$453,701

The aggregate depreciation charge to operations was $54,780 and $55,650 for the six months ended June 30, 2014 and 2013, respectively. The aggregate depreciation charge to operations was $27,821 and $28,044 for the three months ended June 30, 2014 and 2013, respectively.  The depreciation policies followed by the Company are described in Note 2.

6.	OTHER PAYABLES AND ACCRUED EXPENSES

	June 30, 2014	December 31, 2013
	(Unaudited)
Short-term portion
Credit card liabilities	$38,609	$11,670
Vacation and Sick Pay accrual	130,401	147,980
Other payables	-	168,000
Payroll liabilities	63,020	47,192
Other	42,179	39,050
	$274,209	$413,892

The other payables relates to the settlement liability owing to Bellows disclosed under Litigation in note 16 below.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	LOANS PAYABLE

	June 30, 2014	December 31, 2013
	(Unaudited)
Short term portion
Los Alamos County project participation loan	$33,697	$32,870
Los Alamos Bank term loan	-	247,912
	33,697	280,782
Long term portion
Los Alamos County project participation loan	159,978	177,053
Total	$193,675	$457,835

The amortization of the principal outstanding on the loans payable is as follows:

Amount

Within 1 year	$33,697
1 to 2 years	35,421
2 to 3 years	37,233
3 to 4 years	39,138
Thereafter	48,186
Total	$193,675

Los Alamos County project participation loan

The Company entered into a Project Participation Agreement (as Amended) and a Loan Agreement with the Incorporated County of Los Alamos as of September 21, 2006. The Agreement provided for funding up to a maximum of $2,200,000 for the construction of a building and purchase of equipment. The maximum amount of equipment to be funded out of the total available loan of $2,200,000 was $625,000. The term of the loan is 13 years. The loan agreement provided for no repayments for 36 months with 120 equal monthly repayments commencing on September 21, 2009. The interest rate on the loan is 5% per annum. The assets funded in terms of the Project Participation Agreement and the Loan Agreement is to be used as security for the balance of the loan outstanding. The Company made use of the loan to purchase assets amounting to $302,009 during the 2007 financial year. Repayments of the loan commenced on September 21, 2009 at an interest rate of 5% per annum with equal monthly repayments of $3,547, inclusive of interest. The Company owed $193,675 and $209,923 as of June 30, 2014 and December 31, 2013, respectively.

Los Alamos National Bank (“LANB”)

On September 16, 2013 the Company executed a term loan agreement for $267,392 with LANB to replace a previous revolving draw loan and a previous commercial loan. The loan carried interest at the Wall Street Journal Prime rate plus 2.0% with a floor of 7.0% per annum. The loan was due to mature on September 16, 2016 and was repayable in 36 monthly installments of $8,256, inclusive of interest, which installment may vary depending on the variable interest rate mentioned above. This loan was secured by accounts receivable and other rights to payments, instruments, documents and other chattel paper, general intangibles and fixed assets. This loan had been advanced to both the Company and XRpro Corp., a wholly owned subsidiary, jointly and severally, and had been guaranteed by Dr. Benjamin Warner and his wife. On April 11, 2014, the remaining balance on the term loan together with interest thereon, totaling $227,717 was repaid. The guarantees provided by Dr. Benjamin Warner and his wife have also been cancelled. The Company owed $247,912 as of December 31, 2013.

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

The warrants arising from the previous issue of series B preferred units (“Series B Stock”), together with the placement agent warrants directly related to that issue, have anti-dilution protection, whereby the exercise price of the warrant will re-price, based on a pre-determined formula, if any securities are sold, exercisable or convertible at a price less than the exercise price of the series B warrants. This gives rise to a derivative financial liability, which was originally valued at $1,745,836 and recorded as a deemed dividend expense, as of the date of issuance of the series B stock using a Black-Scholes valuation model.

The value of the derivative financial liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of operations in the period in which it is incurred.

The value of the derivative financial liability was re-assessed as of June 30, 2014 resulting in a net charge to the unaudited consolidated statement of operations of $685,002 for the six months ended June 30, 2014.

	June 30, 2014	December 31, 2013
	(Unaudited)
Opening balance	$944,121	$17,539
Derivative financial liability arising on bridge warrants with re-pricing terms	-	100,693
Derivative financial liability arising on the issue of warrants relating to Series B shares	-	1,745,837
Fair value adjustments	685,002	(919,948)
	$1,629,123	$944,121

The following assumptions were used in the Black-Scholes valuation model:

Six months ended June 30, 2014

Calculated stock price	$1.13
Risk-free interest rate	1.62%
Expected life of warrants	3.5 to 6 Years
Expected volatility of the underlying stock	118.1%
Expected dividend rate	0%

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	PREFERRED STOCK

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

Series A 8% Convertible, Redeemable Preferred Stock (“Series A Stock”)
Series A Stock consists of 400,000 designated shares of $0.001 par value each, 105,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013.

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

An accrual for Series A Stock dividends of $23,951 and $57,095 was made for the six months ended June 30, 2014, and 2013, respectively. An accrual for Series A Stock dividends of $12,042 and $18,341 was made for the three months ended June 30, 2014, and 2013, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	PREFERRED STOCK (continued)

Series B Convertible Preferred Stock (“Series B Stock”)
Series B Stock consists of 3,000,000 designated shares of $0.001 par value each and 2,133,947 shares issued and outstanding as of June 30, 2014 and December 31, 2013.

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

An accrual for Series B Stock dividends of $281,176 and $90,490 was made for the six months ended June 30, 2014 and 2013, respectively. An accrual for Series B Stock dividends of $143,092 and $90,490 was made for the three months ended June 30, 2014 and 2013, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 4,693,770 and 4,851,270 shares issued and 4,039,770 and 4,197,270 shares outstanding as of June 30, 2014 and December 31, 2013, respectively.

On March 6, 2014, in terms of a settlement agreement into, as disclosed under litigation in note 16 below, the 157,500 Common shares issued to Los Alamos National Security LLC were returned to Caldera and all future claims against the equity of Caldera were extinguished. These shares were cancelled and are available for reissue.

11.	WARRANTS

The following table summarizes warrants outstanding and exercisable as of June 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.01	40,000	6.00		40,000
$2.00	15,000	2.34		15,000
$2.50	1,271,664	5.83		1,271,664
$2.75	286,800	6.00		286,800
$3.00	300,000	3.60		300,000
$5.70	384,407	1.94		384,407

	2,297,871	4.89	$3.09	2,297,871	$3.09

12. STOCK BASED COMPENSATION

In October 2005, the Company's Board of Directors adopted the Caldera Pharmaceuticals, Inc. 2005 Stock Option Plan (the "Plan"), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has set aside 3,000,000 shares of common stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of up to two years, and expire 1 year to 10 years from the grant date. At June 30, 2014, 1,038,196 shares were available for future grant under the Incentive Plan.

Stock option based compensation expense totaled $247,264 and $229,259 for the six months ended June 30, 2014 and 2013, respectively and $60,741 and $185,326 for the three months ended June 30, 2014 and 2013, respectively. The Company expenses the value of stock options on a straight line basis over the life of the options. The fair value of the options granted is determined using the Black-Scholes option-pricing model.

The following weighted average assumptions were used for the six months ended June 30, 2014:

Six months ended June 30, 2014

Calculated stock price	$1.13
Risk-free interest rate	1.59% to 2.6%
Expected life of options	5- 10 Years
Expected volatility of the underlying stock	118.1%
Expected dividend rate	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option-pricing model. For all options granted since October 1, 2005 the Company has generally used option terms of between 1 to 10 years. The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as Caldera Pharmaceuticals.  The risk-free interest rate used in the Black-Scholes option-pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the options granted. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of June 30, 2014, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants.

No options were exercised for the six months ended June 30, 2014 and the year ended December 31, 2013.

We canceled options exercisable for 625 and 40,625 shares of common stock for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, held by employees whose service to our company terminated during those respective periods. The shares underlying such options were returned to and are available for re-issuance under the 2005 Plan pursuant to the terms described above.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK BASED COMPENSATION (continued)

A summary of all of our option activity during the period January 1, 2013 to June 30, 2014 is as follows:

	Shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2013	506,154	$0.20 - 5.71	$3.14
Granted	1,184,900	1.50 - 5.71	2.00
Forfeited/Cancelled	(40,625)	2.00 - 5.71	4.09
Exercised	-	-	-
Outstanding December 31, 2013	1,650,429	$0.20 - 5.71	$2.31
Granted	312,000	2.50	2.50
Forfeited/Cancelled	(625)	5.71	5.71
Exercised	-	-	-
Outstanding June 30, 2014	1,961,804	$0.20 - 5.71	$2.34

Stock options outstanding as of June 30, 2014 and December 31, 2013, as disclosed in the above table, have an intrinsic value of $33,750 and $33,325, respectively.

The following tables summarize information about stock options outstanding as of June 30, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.20	30,000	7.84		30,000
$1.10	220,000	6.67		220,000
$1.50	625,000	8.71		625,000
$2.00	15,000	1.38		15,000
$2.50	856,900	6.64		184,458
$5.71	214,904	3.84		214,904

	1,961,804	7.18	$2.34	1,289,362	$2.25

The weighted-average grant-date fair values of options granted during the six months ended June 30, 2014 and the year ended December 31, 2013 was $302,080 ($0.97 per option) and was $1,296,119 ($1.09 per option), respectively. As of June 30, 2014 there were unvested options to purchase 672,442 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $683,242, which is expected to be recognized over a period of 45 months.

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

The computation of basic and diluted earnings per share is as follows:

	For the six months ended June 30, 2014
	Income	Shares	Per share amount

Net income	$4,368,314
Preferred stock dividends	(305,127)

Basic Earnings per share
Income available to common stockholders	4,063,187	4,096,331	$0.99

Effect of dilutive securities
Warrants	-	39,645
Options	-	29,947
Series A Preferred stock	23,951	105,000
Series B Preferred stock	281,176	2,133,947

Diluted Earnings per share
Income available to common stockholders and assumed conversions	$4,368,314	6,404,870	$0.68

For the six months ended June 30, 2014 options to purchase 1,711,804 shares of common stock and warrants to purchase 2,257,871 shares of common stock were excluded from the computation of diluted earnings per share as the option and warrant exercise prices was greater than the average market price of the common shares. These options and warrants were still outstanding as of June 30, 2014.

For the three months ended June 30, 2014 and the three and six months ended June 30, 2013 the following options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	Three months ended June 30, 2014 (Shares)	Three and six months ended June 30, 2013 (Shares)

Options to purchase shares of common stock	1,961,804	1,129,404
Warrants	2,297,871	2,282,471
Series A convertible, redeemable preferred stock	105,000	105,000
Series B convertible preferred stock	2,133,947	2,119,947
	6,498,622	5,636,822

14. RELATED PARTY TRANSACTIONS

The majority of the common shares in the Company are owned by Dr. Benjamin Warner, the Chief Scientific Officer. As of June 30, 2014 and December 31, 2013, Dr. Benjamin Warner owned 78.9% and 76.0%, respectively of the issued and outstanding shares of common stock on an un-diluted basis.

Effective April 1, 2014, the Company appointed Mr. Timothy Tyson as Non Executive Chairman of the Board. Mr. Tyson has been a director of the Company from October 1, 2013. Mr. Warner who had served as our Chairman of the Board from inception to March 31, 2014, relinquished this position.

Mr. Tyson entered into an agreement with the Company whereby he is entitled to fees of $120,000 per annum and options to purchase 132,000 shares of common stock at an exercise price of $2.50 per share were granted to Mr. Tyson. These options will vest equally over a twenty four month period. The agreement also includes confidentiality obligations and inventions assignments by Mr. Tyson.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. OPERATING LEASES

The Company entered into a laboratory and office lease agreement for 2,813 square feet in Cambridge, Massachusetts effective June 1, 2013. The term of the lease was for a twelve month period which terminated on May 31, 2014. The lease agreement was renewed for a further two year period, expiring on May 31, 2016 for a monthly rental of $16,291. The rental charge for the six months ended June 30, 2014 amounted to $93,887.

The Company entered into a corporate apartment lease agreement in Cambridge, Massachusetts effective June 4, 2013. The term of the lease was for a twelve month period and terminated on June 3, 2014. The monthly rental amounts to $3,325. Rental expense for the six months ended June 30, 2014 amounted to $16,625. Subsequent to the six months ended June 30, 2014, this lease was not renewed and was replaced by another corporate apartment lease commencing on August 1, 2014 for a period of one year for a monthly rental of $2,500 per month.

The Company’s office lease in New Mexico terminated in October 2013 and has not been renewed. This lease is ongoing as a month to month lease for $5,075 per month. Rental expense for the six months ended June 30, 2014 was $30,452.

On February 4, 2014, the Company entered into a second corporate apartment lease in Cambridge Massachusetts. The term of the lease is for fourteen months, terminating on April 30, 2015. The monthly rental amounts to $2,897.

Rental expense for the six months ended June 30, 2014 amounted to $13,465.

Future annual minimum payments required under operating lease obligations as of June 30, 2014, are as follows:

Amount

2014	$127,622
2015	224,775
2016	83,384
$435,781

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

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16. LITIGATION (continued)

Joel Bellows Suit

On January 18, 2014, the Company reached a settlement agreement with Bellows during a pre-trial settlement conference. Subsequent to the pre-trial settlement conference, the parties were unable to agree to terms relating to the conversion of preferred A shares to yet-to-be issued preferred B shares. On April 30, 2013, the Circuit Court of Cook County, Illinois, compelled the Company to execute a version of the settlement agreement proposed by Bellows incorporating a conversion formula that the Company expressly rejected. The Circuit Court also dismissed Bellows’ lawsuit against the Company pursuant to the settlement agreement. The Company has, thus far, performed the terms of the Court ordered settlement agreement under protest and reservation of rights. The Company has paid Bellows $240,000 pursuant to the disputed settlement agreement, together with interest thereon. The Company has also issued 105,000 shares of Series A Stock to Joel Bellows, in exchange for his 105,000 common shares under protest and reservation of rights. The Company’s motion for reconsideration of the April 30, 2013, order was heard on September 25, 2013 and denied. On December 5, 2013, the Company and Dr. Benjamin Warner filed a notice of appeal. The Company’s appeal is pending in the First District Appellate Court of Illinois

Citation to Recover Property filed against the Company and others

On June 14, 2014, in a proceeding to probate the estate of Sigmund Eisenschenk (“Estate”) pending in the Circuit Court of Cook County, Illinois, a claimant, QTM Ventures, LLC (“Claimant”) was granted leave to file a Petition for Citation to Recover Property against the Company, Aaron Crane and Gregg Ryzepcynski.

In the Petition for Citation to Recover Property, the Claimant alleges that the Company; i)  breached its fiduciary duties to the deceased by wrongfully repurchasing 472,500 shares of Company’s common stock held by the deceased in the Company at a nominal value based upon the false assertion that the deceased breached a financing agreement; ii) conspired with Aaron Crane to divest the Estate of assets, and not protect the Estates assets; iii) committed  fraud by failing to properly notify the deceased  of the Company’s repurchase of the 472,500 shares of the Company’s common stock, at a nominal value, held by the deceased in the Company; and iv) converted the deceased’s shares by repurchasing the shares to prevent them from being acquired by the creditors to the Estate.

The Claimant seeks the following relief:

i.	An award for damages plus interest for any and all losses suffered by the Estate and the Claimant;

ii.	Punitive damages against the Company;

iii.	Attorney’s fees and costs for the claimant;

iv.	Any further relief deemed fit by the court.

On July 11, 2014, the Company removed the Petition for Citation to Recover to the Northern District of Illinois.  The Company’s response to the Petition for Citation to Recover is due by August 19, 2014.  The Company believes that the Citation to recover Property is entirely without merit and intends to aggressively defend against the claims.

17. SUBSEQUENT EVENTS

Effective August 11, 2014, the Company entered into a Severance Agreement and Release (“the Agreements”) whereby Gary Altman, the Company’s Chief Executive Officer will be resigning, effective August 29, 2014.

Set forth below is a description of the terms of the Agreements that the Company deems to be material; however, the description is qualified in its entirety by the complete description of all of the terms of the Agreement:

●
Mr. Altman has irrevocably and voluntarily resigned from his position as Chief Executive Officer of Caldera and from the Board of Directors of the Company and all of its subsidiaries or affiliates as of August 29, 2014.

●
As of August 29, 2014 Mr. Altman will have no further obligation or authority to perform duties and functions on behalf of the Company and/or its subsidiaries or affiliates and will refrain from performing such duties or functions; however, Mr. Altman agreed to cooperate with the Company as necessary for the business of the Company when requested by the President, Chief Executive Officer and/or Chairperson of the Board.

●
In addition to accrued and unpaid base salary and expense reimbursement, the Company has paid Mr. Altman Five Thousand Dollars ($5,000) and will pay Mr. Altman an additional Three Hundred Twenty  Thousand Dollars ($320,000) within seven days after August 29, 2014 as well as reimbursement for certain legal fees and moving expenses, provided that Mr. Altman does not violate the terms of the Agreement.

●
The Company will provide Mr. Altman with reimbursement of COBRA premiums (less the amount Mr. Altman was required to pay under the Company’s health plans through the earlier of (i) December 31, 2015; (ii) the date Mr. Altman is no longer eligible to receive COBRA; and (iii) the date Mr. Altman becomes eligible to receive substantially similar coverage from another employer, to the extent permitted under applicable law:

●
Mr. Altman’s ability to exercise all stock options issued to him will vest immediately after the Effective Date of the Agreement and options exercisable for 25,000 shares of common stock shall be exercisable at any time prior to the seven year anniversary of the date of grant and the remainder shall be exercisable for 90 days after August 29, 2014.

●
For a period commencing on the Effective Date of the Agreement and ending one year after the Effective Date, Mr. Altman agreed not to, directly or indirectly, either for himself or any other person, own, manage, control, materially participate in, invest in, permit his name to be used by, act as consultant or advisor to, render material services for (alone or in association with any person, firm, corporation or other business organization) or otherwise assist in any manner any business which is a competitor of the Company and/or its subsidiaries or affiliates.

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

Recent Developments

Effective August 11, 2014, the Company entered into a Severance Agreement and Release (“the Agreements”) whereby Gary Altman, the Company’s Chief Executive Officer will be resigning, effective August 29, 2014.

Set forth below is a description of the terms of the Agreements that the Company deems to be material; however, the description is qualified in its entirety by the complete description of all of the terms of the Agreement:

●
Mr. Altman has irrevocably and voluntarily resigned from his position as Chief Executive Officer of Caldera and from the Board of Directors of the Company and all of its subsidiaries or affiliates as of August 29, 2014.

●
As of August 29, 2014 Mr. Altman will have no further obligation or authority to perform duties and functions on behalf of the Company and/or its subsidiaries or affiliates and will refrain from performing such duties or functions; however, Mr. Altman agreed to cooperate with the Company as necessary for the business of the Company when requested by the President, Chief Executive Officer and/or Chairperson of the Board.

●
In addition to accrued and unpaid base salary and expense reimbursement, the Company has paid Mr. Altman Five Thousand Dollars ($5,000) and will pay Mr. Altman an additional Three Hundred Twenty  Thousand Dollars ($320,000) within seven days after August 29, 2014 as well as reimbursement for certain legal fees and moving expenses, provided that Mr. Altman does not violate the terms of the Agreement.

●
The Company will provide Mr. Altman with reimbursement of COBRA premiums (less the amount Mr. Altman was required to pay under the Company’s health plans through the earlier of (i) December 31, 2015; (ii) the date Mr. Altman is no longer eligible to receive COBRA; and (iii) the date Mr. Altman becomes eligible to receive substantially similar coverage from another employer, to the extent permitted under applicable law:

●
Mr. Altman’s ability to exercise all stock options issued to him will vest immediately after the Effective Date of the Agreement and options exercisable for 25,000 shares of common stock shall be exercisable at any time prior to the seven year anniversary of the date of grant and the remainder shall be exercisable for 90 days after August 29, 2014.

●
For a period commencing on the Effective Date of the Agreement and ending one year after the Effective Date, Mr. Altman agreed not to, directly or indirectly, either for himself or any other person, own, manage, control, materially participate in, invest in, permit his name to be used by, act as consultant or advisor to, render material services for (alone or in association with any person, firm, corporation or other business organization) or otherwise assist in any manner any business which is a competitor of the Company and/or its subsidiaries or affiliates.

Results of Operations for the three months ended June 30, 2014 and the three months ended June 30, 2013.

Revenues

We had revenues totaling $82,662 and $82,881 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $219 or 0.3%. Substantially all of our revenues have been derived from federal government contracts. Our revenue is dependent on the number of contracts we have in operation and the progress we have made on these contracts to date. We have an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, which was fully utilized and expired on July 31, 2013 with a further $1,000,000 made available for us to invoice our project time and expenses against on July 9, 2013, initially expiring on July 31, 2014, and recently extended to July 31, 2015, of which we have received approximately $662,000 to date, depending on availability of government funding and satisfactory progress made on the project. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the project to date. The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

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

Cost of goods sold

Cost of goods sold totaled $165,441 and $99,624 for the three months ended June 30, 2014 and 2013, respectively, an increase of $65,817 or 66.1%. Our cost of goods sold is dependent on the progress made on each project to date. Cost of goods sold is primarily comprised of direct expenses related to providing our services under our contracts.  These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the three months ended June 30, 2014 and 2013 respectively was $60,438 and $36,804, an increase of $23,634 or 64.2% due to man hours spent on the NIH contract mentioned above. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the three months ended June 30, 2014 and 2013, respectively was laboratory supplies and direct materials of $78,476 and $62,821, an increase of $15,655 or 24.9%, the increase is primarily due to the acquisition of a cell line which will be utilized on commercial customer projects amounting to $22,750. During the three months ended June 30, 2014 and 2013, respectively, outside contractors costs amounted to $25,312 to $0, outside contractors have been hired during the current year to improve our technical skills in the laboratory.

Gross loss

Gross loss was $82,779 and $16,743 for the three months ended June 30, 2014 and 2013, respectively, an increase of $66,036, an increase in loss of 394.4%.  The increase in gross loss is directly related to more man hours spent on the government contracts as opposed to recoverable machine time which is at significantly higher margins. The gross profit percentage earned may not be indicative of anticipated future results due to the Company’s plan to diversify its source of revenues into the provision of services or usage arrangements.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $794,523 and $926,945 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $132,422 or 14.3%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended June 30,		Increase/	Percentage
	2014	2013	(decrease)	change

Marketing and selling expenses	$14,053	$2,150	$11,903	553.6%

Salary expenses	194,040	138,525	55,515	40.1%

Research and development salaries	85,162	39,972	45,190	113.1%

Directors fees	48,750	-	48,750	100.0%

Stock option compensation charge	60,741	185,326	(124,585)	(67.2)%

Legal fees	88,591	211,266	(122,675)	(58.1)%

Legal settlement accrual	-	115,273	(115,273)	(100.0)%

Consulting fees	88,736	101,876	(13,140)	(12.9)%

Audit fees and taxation services	4,200	7,560	(3,360)	(44.4)%

Repairs and maintenance	6,850	7,497	(647)	(8.6)%

Recruiting fees	17,000	295	16,705	*	%

Rent	77,299	34,111	43,188	126.6%

Travel expenditure	31,551	22,238	9,313	41.9%

	$716,973	$866,089	$(149,116)	(17.2	) %

* In excess of 1,000%

Marketing and selling expenses for the three months ended June 30, 2014, primarily consists of website design and development expenses incurred to improve our digital message for potential customers. Marketing and selling expenses for the three months ended June 30, 2013 were insignificant.

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

Total salary expenditure for the three months ended June 30, 2014 and 2013, respectively was included in the following expense categories:

	Three months ended June 30,		Increase/	Percentage
	2014	2013	(decrease)	change
Cost of sales	$60,438	$36,804	$23,634	64.2%

Selling, general and administrative expenses	194,040	138,525	55,515	40.1%

Research and development salaries	85,162	39,972	45,190	113.1%

	$339,640	$215,301	$124,339	57.8%

The increase in total salary expenditure for the three months ended June 30, 2014 of $124,339 is primarily due to the employment of Gary Altman, as our CEO, effective July 1, 2013, resulting in an increased expense of $79,167 for the three months ended June 30, 2014; the employment of a senior scientist at our Cambridge location resulting in an increased expense of $31,250 for the three months ended June 30, 2014 and the employment of a VP of business development at an increased cost of $29,167, offset by the resignation of our controller, resulting in a saving of $13,500 for the three months ended June 30, 2014 and a decrease in our vacation and sick pay provision based on the number of days due to our employees.

The salary expense included in cost of sales for the three months ended June 30, 2014 increased by $23,634 or 64.2%. The increased salary expense in the current period was due to scientist time spent on the NIH contract mentioned above.

The salary expense charged to Selling, general and administrative expenses for the three months ended June 30, 2014 increased by $55,515 or 40.1% due to the employment of a CEO and a VP of business development resulting in an overall increase in salary expenditure.

Research and development salaries for the three months ended June 30, 2014 increased due to the employment of a new senior scientist and the allocation of more scientific time to develop products for commercial applications.

Directors’ fees payable to certain non-executive directors and our non-executive chairman was introduced with effect from April 1, 2014, resulting in a $45,000 charge for the quarter ended June 30, 2014.

The stock option compensation charge in the prior year was primarily due to the issue of 625,000 options  to management and certain consultants. These options were fully amortized as of March 31, 2014. The charge for the three months ended June 30, 2014 is primarily due to the 514,900 options issued to our CEO and 312,000 options issued to our non-executive directors and chairman, certain consultants and our VP of business development during the current three month period.

Legal fees decreased by $122,675 over the prior period due to the conclusion of substantially all of the legal proceedings in the Bellows matter and the LANS mater. For additional information on our legal matters, see Item 3- Legal Proceedings.  The legal expenses incurred on the LANS and Bellows matters are not connected with our regular business activities and should be viewed as non-operating expenses.

The increase in the legal settlement accrual expense of $115,273 in the prior year relates to the valuation of series A shares issued to Mr. Bellows in terms of a legal settlement agreement reached with him.

The decrease in consulting fees of $13,140 is primarily due to a reduction in consulting expenses of $50,000 paid to our CEO for the two months ended June 30, 2013, offset by an investor relations consulting arrangement entered into during the second quarter of the prior year and the resumption of a management consulting arrangement which was originally terminated in the first quarter of the prior year.

The decrease in audit fees and taxation services of $3,360  is due to the timing of payments made in the prior year, audit fees are accrued for in the current period.

Repairs and maintenance expense represents minor equipment repairs and the amortization of a prepaid maintenance contract on an x-ray fluorescence machine.

Recruiting fees of $17,000 was incurred for the sourcing of our vice president of business development. The position was filled effective from May 1, 2014.

Rent has increased by $43,188 due to the establishment of a second laboratory in Cambridge at a monthly cost of approximately $15,100 from June, 1, 2103, and in addition to this; we rent a corporate apartment in Cambridge for approximately $3,325 per month and recently entered into a second corporate apartment rental for approximately $2,900 per month in February 2014.

Depreciation and Amortization

We recognized depreciation expenses of $27,821 and $28,044 for the three months ended June 30, 2014 and 2013, respectively, the slight decrease in our depreciation expense is due to the disposal of two vehicles we no longer require and the full depreciation of two significant laboratory equipment assets in the prior year, partially offset by new laboratory equipment assets acquired for the Cambridge laboratory. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expense was $12,921 for the three months ended June 30, 2014 and 2013.  Amortization expenses relates to the amortization of license fees paid to Los Alamos National Laboratories for the use of certain patents.

Interest  expense

Interest expense totaled $3,065 and $119,794 for the three months ended June 30, 2014 and 2013, respectively. The interest expense in the prior year included amortization of bridge note discount of $109,681 before these Bridge notes were converted into equity. All interest bearing liabilities, with the exception of the Los Alamos County loan were repaid during the current period resulting in a net reduction in interest expense.

Change in derivative liabilities

The fair value of derivative liabilities was re-assessed as of June 30, 2014 using a Black Scholes valuation model resulting in the increase of the liability by $131,582 , the movement in liability is dependent upon external market factors.

Net loss

Net loss totaled $(1,052,665) and $(1,044,155) for the three months ended June 30, 2014 and 2013, respectively. The increase in net loss is discussed above.

Results of Operations for the six months ended June 30, 2014 and the six months ended June 30, 2013.

Revenues

We had revenues totaling $336,882 and $320,295 for the six months ended June 30, 2014 and 2013, respectively, an increase of $16,587 or 5.2%. Substantially all of our revenues have been derived from federal government contracts. Our revenue is dependent on the number of contracts we have in operation and the progress we have made on these contracts to date. We have an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, which was fully utilized and expired on July 31, 2013 with a further $1,000,000 made available for us to invoice our project time and expenses against on July 9, 2013, initially expiring on July 31, 2014, and recently extended to July 31, 2015, of which we have received $662,000 to date, depending on availability of government funding and satisfactory progress made on the project. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the project to date. The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

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

Cost of goods sold

Cost of goods sold totaled $342,413 and $271,723 for the six months ended June 30, 2014 and 2013, respectively, an increase of $70,690 or 26.0%. Our cost of goods sold is dependent on the progress made on each project to date. Cost of goods sold is primarily comprised of direct expenses related to providing our services under our contracts.  These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the six months ended June 30, 2014 and 2013 respectively was $138,538 and $117,744, an increase of $20,794 or 17.7% due to increased man hours spent on Government contracts. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the six months ended June 30, 2014 and 2013, respectively was laboratory supplies and direct materials of $157,965 and $153,980, the use of laboratory supplies is dependent on the amount of supplies used in developing assays for significant pharmaceutical customers. During the six months ended June 30, 2014 and 2013, respectively, outside contractors costs amounted to $42,365 and $0, outside contractors have been hired during the current period to improve our technical skills in the laboratory.

Gross (loss)/profit

Gross (loss)/profit was $(5,531) and $48,572 for the six months ended June 30, 2014  and 2013, respectively, a decrease of $54,103, or 111.4%. The decrease in gross profit is directly related to the reduction in higher margin recoverable machine time. The gross profit percentage earned may not be indicative of anticipated future results due to the Company’s plan to diversify its source of revenues into the provision of services or usage arrangements.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $2,028,482 and $1,489,991 for the six months ended June 30, 2014 and 2013, respectively, an increase of $538,491 or 36.1%.

The major expenses making up selling, general and administrative expenses included the following:

	Six months ended June 30,		Increase/	Percentage
	2014	2013	(decrease)	change

Marketing and selling expenses	$14,053	$10,011	$4,042	40.4%

Salary expenses	338,831	261,325	77,506	29.7%

Research and development salaries	157,565	75,403	82,162	109.0%

Bonus expense	350,000	-	350,000	100.0%

Directors fees	55,000	-	55,000	100.0%

Stock option compensation charge	247,264	229,259	18,005	7.9%

Legal fees	266,894	394,219	(127,325)	(32.3)%

Legal settlement accrual	-	115,273	(115,273)	(100.0)%

Consulting fees	162,236	160,876	1,360	0.8%

Audit fees and taxation services	12,600	36,760	(24,160)	(65.7)%

Repairs and maintenance	34,726	13,968	20,758	148.6%

Recruiting fees	48,500	-	48,500	100.0%

Rent	154,429	49,337	105,092	213.0%

Travel expenditure	41,424	39,776	1,648	4.1%

	$1,883,522	$1,386,207	$497,315	35.9%

Marketing and selling expenses for the six months ended June 30, 2014, primarily consisted of website design and development expenses to increase the relevancy and the clarity of the message we are delivering to prospective customers. The marketing and selling expenses in the prior year was primarily a once off professional promotional activity.

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

Total salary expenditure for the six months ended June 30, 2014 and 2013, respectively was included in the following expense categories:

	Six months ended June 30,		Increase/	Percentage
	2014	2013	(decrease)	change
Cost of sales	$138,538	$117,744	$20,794	17.7%

Selling, general and administrative expenses	338,831	261,325	77,506	29.7%

Research and development salaries	157,565	75,403	82,162	109.0%

	$634,934	$454,472	$180,462	39.7%

The increase in total salary expenditure for the six months ended June 30, 2014 of $180,462 is primarily due to the employment of Gary Altman, as our CEO, effective July 1, 2013, resulting in an increased expense of $152,083 for the six months ended June 30, 2014; the employment of a senior scientist at our Cambridge location resulting in an increased expense of $62,500 for the six months ended June 30, 2014 and the employment of a VP of business development at an increased cost of $29,167, offset by the resignation of our controller, resulting in a saving of $27,000 for the six months ended June 30, 2014 and the decrease in our vacation and sick pay provision based on days owed to employees.

The salary expense included in cost of sales for the six months ended June 30, 2014 increased by $20,794 or 17.7%. The increased salary expense in the current period was due to the NIH contract requiring more man hours in the current year compared to the prior year.

The salary expense charged to Selling, general and administrative expenses for the six months ended June 30, 2014 increased by $77,506 or 29.7% due to the employment of a CEO and a VP of business development whose expense is primarily recorded as administrative expenses.

Research and development salaries for the six months ended June 30, 2014 increased due to the employment of a new senior scientist and the allocation of more scientific time from existing employees to develop products for commercial applications.

Bonus expense of $350,000 for the six months ended June 30, 2014, was a once-off discretionary bonus paid to certain consultants and our Chief Scientific Officer for their extraordinary efforts in connection with the settlement of the legal matter disclosed in note 16 to the unaudited consolidated financial statements.

Directors’ fees payable to non-executive directors and our non-executive chairman was introduced with effect from April 1, 2014, resulting in a $55,000 charge for the six months ended June 30, 2014, prior to this a directors’ fee of $6,250 was paid to a non-executive director, per completed three month period, with effect from October 1, 2014.

The stock option compensation charge was primarily due to the issue of 625,000 options issued to management and certain consultants, these options were fully amortized as of March 31, 2014, included in the charge for the six months ended June 30, 2014 is 514,900 options issued to our CEO and 312,000 options issued to our non-executive directors and chairman, certain consultants and our VP of business development during the three months ended June 30, 2014.

Legal fees decreased by $127,325 over the prior period due to the conclusion of substantially all of the legal proceedings in the Bellows matter and the LANS mater. For additional information on our legal matters, see Item 3- Legal Proceedings.  The legal expenses incurred on the LANS and Bellows matters are not connected with our regular business activities and should be viewed as non-operating expenses.

The legal settlement accrual expense of $115,273 in the prior year relates to the valuation of series A shares issued to Mr. Bellows in terms of a legal settlement agreement reached with him.

The slight increase in consulting fees of $1,360 is primarily due to an investor relations consulting arrangement entered into during the second quarter of the prior year and the resumption of a management consulting arrangement which was originally terminated in the first quarter of the prior year, offset by a reduction in consulting expenses of $50,000 paid to our CEO for the two months ended June 30, 2013.

The decrease in audit fees and taxation services of $24,160 is due to the timing of payments made in the prior year and the accrual of audit fees of $25,000 relating to the 2013 year.

Repairs and maintenance expense increased by $20,758 over the prior year due to the replacement of an x-ray tube in the current six month period. The replacement of these tubes is erratic and a significant expense.

Recruiting fees of $48,500 was incurred for the sourcing of our vice president of business development. The position was filled effective from May 1, 2014.

Rent has increased by $105,092 due to the establishment of a second laboratory in Cambridge at a monthly cost of approximately $15,100 from June, 1, 2103, and in addition to this; we rent a corporate apartment in Cambridge for approximately $3,325 per month and recently entered into a second corporate apartment rental for approximately $2,900 per month in February 2014.

Depreciation and Amortization

We recognized depreciation expenses of $54,780 and $55,650 for the six months ended June 30, 2014 and 2013, respectively, the slight decrease in our depreciation expense is due to the disposal of two vehicles we no longer require and the full depreciation of two significant laboratory equipment assets in the prior year, partially offset by new laboratory equipment assets acquired for the Cambridge laboratory. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expenses were $25,841 and $25,842 for the six months ended June 30, 2014 and 2013.  Amortization expenses relates to the amortization of license fees paid to Los Alamos National Laboratories for the use of certain patents.

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

Interest  expense

Interest expense totaled $9,632 and $139,701 for the six months ended June 30, 2014 and 2013, respectively. The interest expense in the prior year included interest of $6,491on the Bridge notes issued in the prior year and the amortization of Bridge note discount of $121,840, these Bridge notes were converted to equity or repaid during the prior year.

Change in derivative liabilities

The fair value of derivative liabilities was re-assessed at June30, 2014 using a Black Scholes valuation model resulting in the increase of the liability by $685,002 for the six months ended June 30, 2014 , the movement in liability is dependent upon external market factors.

Net income (loss)

Net income totaled $4,368,314 and net loss totaled $(1,810,498) for the six months ended June 30, 2014 and 2013, respectively. The increase to a net income position during the current period is primarily due to the other income and other movements discussed above.

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

As of June 30, 2014 our Company had cash totaling $4,170,381, other current assets totaling $146,468 and total assets of $5,302,643. We had total current liabilities of $3,243,371, including a derivative financial liability of $1,629,123, and a net working capital of $1,073,478. Total liabilities were $3,403,349 and the Series A convertible redeemable preferred stock totaled $133,350 resulting in a stockholders’ equity of $1,765,944.

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

We settled the term loan provided by Los Alamos National Bank on April 11, 2014 with a payment of  $227,717.

As of June 30, 2014, we owed $193,675 in accordance with the terms of a Project Participation Agreement with the Incorporated County of Los Alamos that we entered into in September 2006. The loan bears interest at a rate of 5% per annum, is for a thirteen year term, with monthly repayments of $3,547 that commenced on September 21, 2009.

An analysis of our cash flows from operating, investing and financing activities for the six months ended June 30, 2014 and 2013 is provided below:

	Six months ended June 30, 2014	Six months ended June 30, 2013

Net cash provided by/(used in) operating activities	$3,958,413	$(1,201,864)

Net cash used in investing activities	(44,356)	(89,717)

Net cash (used in)/provided by financing activities	(263,409)	2,603,428

Net increase in cash and cash equivalents	$3,650,648	$1,311,847

Net cash provided by (used in) operating activities was $3,958,413 and $(1,201,864) for the six months ended June 30, 2014 and 2013, respectively. The increase in cash provided by operating activities was primarily due to the following:

	Six months ended June 30,		Increase/	Percentage
	2014	2013	(decrease)	change

Net income (loss)	$4,368,314	$(1,810,498)	$6,178,812	341.3%

Adjustments for non-cash items	834,902	700,813	134,089	19.1%

Changes in operating assets and liabilities	(1,244,803)	(92,179)	(1,152,624)	* %

	$3,958,413	$(1,201,864)	$5,160,277	429.4%
•	In excess of 1,000%

The increase in net income is discussed under net income (loss) in the results of operations for the six months ended June 30, 2014 and 2013, respectively and includes net legal settlement proceeds of $5,502,000.

The change in adjustments for non-cash items is primarily due to the increase in stock based compensation by $18,005, the increase in the fair value of derivative financial liabilities by $536,431, which is dependent on market factors affecting the volatility and the underlying assumptions in our valuation methodology, offset by the non-cash gain of $177,522 on the cancellation of the shares issued to LANS as described under other income above, the amortization of the Bridge note discount of $111,050 in the prior year, and the increase in the legal settlement accrual of $115,273 in the prior year.

The decrease in operating assets and liabilities is primarily due to the decrease in the movement of accounts payable by $1,192,621, primarily due to various legal bills which were being accrued on the LANS matter and which have now been settled and a decrease in the movement in prepaid expenses and other current assets by $93,750 due to the refund of a temporary deposit paid on signing for our additional Boston laboratory space.

Net cash used in investing activities was $44,356 and $89,717 for the six months ended June 30, 2014 and 2013, respectively. This was primarily due to the purchase of minor laboratory equipment for the Boston laboratory.

Net cash (used in)/provided by financing activities was $(263,409) and $2,603,428 for the six months ended June 30, 2014 and 2013, respectively. The cash used in financing activities during the current year is primarily made up of the repayment of the term loan in full during the three months ended June 30, 2014 of  $247,201, including installment payments prior to settlement and the repayment installments on the Los Alamos County loan. The prior year movement included proceeds raised through Bridge loans and the issue of Series B shares to new investors.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2014 we have spent a total of $2,748,864 with respect to these cases, of which $174,949 was spent during the six months ended June 30, 2014.

Joel Bellows Suit

On January 18, 2014, the Company reached a settlement agreement with Bellows during a pre-trial settlement conference. Subsequent to the pre-trial settlement conference, the parties were unable to agree to terms relating to the conversion of preferred A shares to yet-to-be issued preferred B shares. On April 30, 2013, the Circuit Court of Cook County, Illinois, compelled the Company to execute a version of the settlement agreement proposed by Bellows incorporating a conversion formula that the Company expressly rejected. The Circuit Court also dismissed Bellows’ lawsuit against the Company pursuant to the settlement agreement. The Company has, thus far, performed the terms of the Court ordered settlement agreement under protest and reservation of rights. The Company has paid Bellows $240,000 pursuant to the disputed settlement agreement, together with interest thereon. The Company has also issued 105,000 shares of Series A Stock to Joel Bellows, in exchange for his 105,000 common shares under protest and reservation of rights. The Company’s motion for reconsideration of the April 30, 2013, order was heard on September 25, 2013 and denied. On December 5, 2013, the Company and Dr. Benjamin Warner filed a notice of appeal. The Company’s appeal is pending in the First District Appellate Court of Illinois

Eisenschenk Estate citation to recover assets

On June 14, 2014, in a proceeding to probate the estate of Sigmund Eisenschenk (“Estate”) pending in the Circuit Court of Cook County, Illinois, a claimant, QTM Ventures, LLC (“Claimant”) was granted leave to file a Petition for Citation to Recover Property against the Company, Aaron Crane and Gregg Ryzepcynski.

In the Petition for Citation to Recover Property, the Claimant alleges that the Company; i)  breached its fiduciary duties to the deceased by wrongfully repurchasing 472,500 shares of the Company’s common stock held by the deceased in the Company at a nominal value based upon the false assertion that the deceased breached a financing agreement; ii) conspired with Aaron Crane to divest the Estate of assets, and not protect the Estates assets; iii) committed  fraud by failing to properly notify the deceased  of the Company’s repurchase of the 472,500 shares of the Company’s common stock, at a nominal value, held by the deceased in the Company; and iv) converted the deceased’s shares by repurchasing the shares to prevent them from being acquired by the creditors to the Estate.

The Claimant seeks the following relief:

i.	An award for damages plus interest for any and all losses suffered by the Estate and the Claimant;
ii.	Punitive damages against the Company;
iii.	Attorney’s fees and costs for the claimant;
iv.	Any further relief deemed fit by the court.

On July 11, 2014, the Company removed the Petition for Citation to Recover to the Northern District of Illinois. The Company’s response to the Petition for Citation to Recover is due by August 19, 2014. The Company believes that the Citation to recover Property is entirely without merit and intends to aggressively defend against the claims.

Item 1A. Risk Factors.

Risks Related to the Company

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the six months ended June 30, 2014 we had a net income of $4,368,314, primarily due to the settlement of the LANS matter, discussed above, for the three months ended June 30, 2014 we had a net loss of $1,052,665 and for the year ended December 31, 2013 and 2012, we had a net loss of $(3,694,786) and $(792,061), respectively.  We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans for the sale of our instruments and services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

Substantially all of our net revenue has been generated from services provided to governmental agencies.  If such agencies were to terminate their existing agreement with us or no longer continue to use our services, our net revenue and results of operations would be adversely affected.

To date we have derived substantially all of our revenue from services we performed for two governmental agencies. For the six months ended June 30, 2014 all of our revenue was generated from government contacts and for the year ended December 31, 2013, substantially all of our revenue was derived from two (2) different research projects for the same two governmental agencies. For the year ended December 31, 2012 substantially all of our revenue was derived from three (3) different research projects for the same two governmental agencies. For the year ended December 31, 2011, ninety six percent (96%) of our revenue was derived from six (6) different research projects for the same two governmental agencies. As of the date hereof we have one existing contract with the National Institutes of Health (“NIH”) pursuant to which we are continuing to perform services.  We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012 which was fully utilized and expired on July 31, 2013, a further $1,000,000 was made available to us on July 9, 2013 for the period August 1, 2013 to July 2014, recently extended to July 2015, depending on availability of government funding and satisfactory progress made on the project and to date we have received $661,882 under the grant.  However, under NIH policies the contracts can be terminated in whole or in part by the government for convenience at any time and in such case we would be entitled to payment of our costs incurred in the performance of the work terminated. If there were to be a decline in the demand for our services from governmental agencies, or the two governmental agencies from which we have received funding were required to reduce spending, our net revenue would be significantly impacted, which would negatively affect our business, financial condition and results of operations and may affect our ability to continue operations.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We generated a net profit of $4,368,314 primarily due to the settlement of the LANS matter as discussed above. We incurred a net loss of $1,052,665 for the three months ended June 30, 2014 and  for the year ended December 31, 2013 we incurred a net loss of $(3,694,786) and for the year ended December 31, 2012 of $(792,061). Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings and the settlement of the LANS litigation will provide us with enough funds to continue our operations at our current level for an additional eighteen months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations, limit our marketing expenditures and concentrate solely on our government contracting services. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

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

We expect to spend a significant amount of time and resources to develop new products and refine existing products, and have spent significant time and money developing our XRpro® instruments. We commenced development of our XRpro® instruments in the year 2000 and since then have developed four enhanced versions of our original instrument; each enhancement was developed over an approximate two year period of time. Although we do not intend to enhance our XRpro® instruments in the near future, we may be forced to do so if customers request any modifications or enhancements. Our research and development expense for the six months ended June 30, 2014 was approximately $157,565, most of which was used to develop assays for commercial applications. In light of the long product development cycles inherent in our industry, any developmental expenditure will typically be made well in advance of the prospect of deriving revenues from the sale of new products. Our ability to commercially introduce and successfully market new products will be subject to a wide variety of challenges during this development cycle that could delay introduction of these products. In addition, since our potential customers are not expected to be obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, our operating results will suffer. Our products may also be priced higher than competitive products, which may impair commercial acceptance. We cannot predict whether new products that we expect to introduce will achieve commercial acceptance.

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

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Severance Agreement and Release, effective August 11 between the Company and Gary Altman.
31.1	Certification of the Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS**	XBRL Instance
101.XSD**	XBRL Schema
101.PRE**	XBRL Presentation
101.CAL**	XBRL Calculation
101.DEF**	XBRL Definition
101.LAB**	XBRL Label

*       Filed herewith
**     Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALDERA PHARMACEUTICALS, INC.

Date: August 14, 2014	By:	/s/ Gary Altman
Gary Altman
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Mark Korb
Chief Financial Officer
(Principal Financial Officer)