Form 10-Q
period 2014-09-30
Caldera Pharmaceuticals Inc
filed 2014-11-13
CIK 1518520

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

(617) 631-8825

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

Number of shares of common stock outstanding as of November 13, 2014 was 4,039,770.

CALDERA PHARMACEUTICALS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	Unaudited
ASSETS

Current assets:
Cash	$2,823,973	$519,733
Accounts receivable, net	71,506	106,019
Prepaid expenses	78,885	34,053

Total current assets	2,974,364	659,805

Non-current assets:
Intangible assets, net	504,128	542,890
Plant and equipment, net	459,692	453,701
Deposits	1,000	-
Investment in certificate of deposit	25,004	25,004

Total non-current assets	989,824	1,021,595

TOTAL ASSETS	$3,964,188	$1,681,400

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$565,717	$1,710,173
Other payables and accrued expenses	243,053	413,892
Loans payable	34,120	280,782
Derivative financial liability	1,761,045	944,121
Dividends payable	850,983	389,017

Total current liabilities	3,454,918	3,737,985

Non-current liabilities:
Loans payable	151,288	177,053
Total non-current liabilities	151,288	177,053

TOTAL LIABILITIES	3,606,206	3,915,038

Convertible Redeemable Preferred Stock
Series A Cumulative Convertible Redeemable Preferred Stock, $0.001 par value, 400,000 shares designated, 105,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, liquidation preference is $5.70 per share.	133,350	133,350

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 6,600,000 shares undesignated and unissued.	-	-
Series B Cumulative Convertible Preferred Stock, $0.001 par value, 3,000,000 designated shares, 2,133,947 shares issued and outstanding as of September 30, 2014 and December 31, 2013, liquidation preference is $2.50 per share.	2,134	2,134
Common stock, $0.001 par value, 50,000,000 authorized shares, 4,693,770 and 4,851,270 shares issued and 4,039,770 and 4,197,270 outstanding as of September 30, 2014 and December 31, 2013, respectively.	4,694	4,852
Additional paid in capital	10,969,237	10,475,253
Treasury stock, at cost (654,000 shares of common stock as of September 30, 2014 and December 31, 2013)	(473)	(473)
Accumulated deficit	(10,750,960)	(12,848,754)

Total stockholders’ equity (deficit)	224,632	(2,366,988)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,964,188	$1,681,400

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013

Sales	$71,508	$60,628	$408,390	$380,923

Cost of sales	126,035	101,119	468,447	372,843

Gross (loss)/profit	(54,527)	(40,491)	(60,057)	8,080

Operating expenses:
Selling, general and administrative expenses	1,577,822	976,848	3,606,305	2,466,838
Depreciation	28,820	30,704	83,599	86,353
Amortization	12,921	12,921	38,764	38,763
Total operating expenses	1,619,563	1,020,473	3,728,668	2,591,954

Operating loss	(1,674,090)	(1,060,964)	(3,788,725)	(2,583,874)

Other income/(expense)
Other income	-	-	7,177,522	-
Interest income	22	458	84	1,142
Interest expense	(2,568)	(16,267)	(12,201)	(155,968)
Change in fair value of derivative liabilities	(131,922)	536,665	(816,924)	388,094

Total other income/(expense)	(134,468)	520,856	6,348,481	233,268

Net (loss)/income	(1,808,558)	(540,108)	2,559,756	(2,350,606)

Deemed preferred stock dividends	-	(16,925)	-	(1,745,837)
Preferred stock dividends	(156,839)	(146,470)	(461,966)	(294,054)

Net (loss)/income applicable to common stock	$(1,965,397)	$(703,503)	$2,097,790	$(4,390,497)

Net (loss)/income per common stock: -
Basic	$(0.49)	$(0.17)	$0.51	$(1.03)
Diluted	$(0.49)	$(0.17)	$0.40	$(1.03)

Weighted average number of common stock outstanding: -
Basic	4,039,770	4,197,270	4,077,270	4,251,116
Diluted	4,039,770	4,197,270	6,385,809	4,251,116

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013

Cash flow from operating activities
Net income (loss)	$2,559,756	$(2,350,606)
Adjustments for non-cash items:
Depreciation	83,599	86,353
Amortization	38,764	38,763
(Gain)/loss on disposal/scrapping of plant and equipment	(462)	1,082
Amortization of bridge note discount	-	117,629
Stock based compensation charge	671,349	441,566
Loss/(gain) on change in fair value of derivative financial liability	816,924	(388,094)
Increase in receivables provision	-	14,086
Increase in legal settlement accrual	-	115,273
Gain on cancellation of shares in legal settlement	(177,522)	-
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	34,513	(20,949)
Increase in prepaid expenses and deposits	(44,832)	(50,619)
(Decrease)/increase in accounts payable	(1,144,456)	154,382
(Decrease)/increase in other payables and accrued expenses	(171,599)	33,190

Net cash provided by/(used in) operating activities	2,666,034	(1,807,944)

Cash flow from investing activities
Purchase of plant and equipment	(91,878)	(106,984)
Proceeds from sale of equipment	2,750	-
Investment in certificate of deposit	-	(25,000)
Investment in deposits	(1,000)	-

Net cash used in investing activities	(90,128)	(131,984)

Cash flow from financing activities
Advance on term loan	-	267,392
Repayment of term loan	(247,201)	-
Repayment of line of credit	-	(168,000)
Repayment of commercial equipment loan	-	(139,832)
Repayment of Los Alamos County loan	(24,465)	(23,274)
Proceeds from Bridge note	-	250,000
Repayment of Bridge note	-	(125,000)
Proceeds from Series B stock issued, net of issue expenses	-	2,509,700

Net cash (used in)/provided by financing activities	(271,666)	2,570,986

Net increase in cash	2,304,240	631,058

Cash at the beginning of the period	519,733	378,643

Cash at the end of the period	$2,823,973	$1,009,701

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$12,211	$30,752
Income taxes	$-	$-

Non-cash investing and financing activities:
Series B Preferred stock issued in exchange for Series A Preferred stock	$-	$2,065,392
Series B Preferred stock issued in lieu of series A Preferred stock dividends	$-	$208,558
Series B Preferred stock issued upon conversion of Bridge notes and interest thereon	$-	$384,160
Deemed preferred stock dividends relating to warrants issued to preferred stock holders	$-	$1,745,837
Accrued Series A Preferred stock dividends	$36,125	$17,600
Accrued Series B Preferred stock dividends	$425,841	$224,774

See notes to the unaudited consolidated financial statements

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

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

General

The following (a) consolidated balance sheets as of September 30, 2014 (unaudited) and December 31, 2013, which have been derived from audited consolidated financial statements, and (b) the unaudited interim statements of operations and cash flows of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

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

a)    Patents and License Agreements

Patents and License agreements acquired by the Company are reported at acquisition value less accumulated amortization and impairments.

b)    Amortization

Amortization is reported in the income statement on a straight-line basis over the estimated useful life of the intangible assets, unless the useful life is indefinite. Amortizable intangible assets are amortized from the date that they are available for use. The estimated useful life of the patents and license agreement is twenty years which is the term of the patents and patents supporting the underlying license agreements

Plant and equipment

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

Total revenues by customer type are as follows:

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013

National Institutes of Health	$71,508	$60,628	$408,390	$313,805
Department of Defense	-	-	-	67,118

	$71,508	$60,628	$408,390	$380,923

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

The balance of the receivables provision as at September 30, 2014 and December 31, 2013 was $19,084. The amount charged to bad debt provision for the nine months ended September 30, 2014 and 2013 was $0 and $14,806, respectively.

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the nine months ended September 30, 2014 and 2013 was $236,475 and $122,347 respectively. The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the three months ended September 30, 2014 and 2013 was $78,910 and $46,944 respectively.

Patent Costs

Legal costs in connection with approved patents and patent applications are expensed as incurred and classified as Selling, general and administrative expense in our consolidated statements of operations.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the nine months ended September 30, 2014 and 2013 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Recent accounting pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Recent accounting pronouncements (continued)

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flow.

3.	LIQUIDITY

On March 6, 2014, the Company received a substantial cash infusion from the proceeds of litigation (See note 16 below) providing the Company with sufficient capital resources to meet its projected cash flow requirements in conducting its operations for at least the next twelve month period commencing on March 31, 2014. However there can be no assurance that additional and unforeseen non-recurring expenses will not arise during the next twelve month period or that the Company will be successful in completing its business development plan.

4.	INTANGIBLE ASSETS

Licenses

In terms of an Exclusive Patent License agreement (“License”) covering national and international patents entered into with the Los Alamos National Security LLC (“the Licensor”) dated September 8, 2005, the Company has the exclusive right to the use of certain patents.

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

The License agreement provided for the payment of royalties at a rate of 2% per annum on net sales, excluding sales to Government Agencies. The Company had not paid any royalties on a percentage basis, and have only paid the minimum fee of $50,000 per annum since entering into the agreement.

Subsequent to the nine months ended September 30, 2014 on October 15, 2014, the following national and international patents owned by Los Alamos National Security and previously licensed to the Company were assigned to the Company.

The recently assigned patents consist of the following:

●	Method for Detecting Binding Events Using Micro X-Ray Fluorescence Spectrometry;

●	Flow Method and Apparatus for Screening Chemicals Using Micro X-Ray Fluorescence;

●	Method and Apparatus for Detecting Chemical Binding;

●	Drug Development and Manufacturing.

●	Advanced Drug Development and Manufacturing (The Licensor assigned its rights to this application to the Company, which already owned rights to this patent assigned to the Company by inventors currently and previously employed by the Company).

The patents assigned to Caldera are as follows:

●	Well Plate – apparatus for preparing samples for measurement by x-ray fluorescence spectrometry. Patent filed August 15, 2008

●	Method and Apparatus for measuring Protein Post Translational Modification. Patent filed September 26, 2008.

●	Method and Apparatus for Measuring Analyte Transport across barriers. Patent filed July 1, 2009.

●	Advanced Drug Development and Manufacturing.

The Company has various other patents pending or registered in its name. These patents have been internally generated and all costs associated with the research and development of these patents has been expensed.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	INTANGIBLE ASSETS (continued)

Patents and licenses consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Patents and Licenses, at cost	$972,000	$972,000
Less: Accumulated amortization	(467,872)	(429,110)

	$504,128	$542,890

The aggregate amortization expense charged to operations was $38,764 and $38,763 for the nine months ended September 30, 2014 and 2013, respectively. The aggregate amortization expense charged to operations was $12,921 for the three months ended September 30, 2014 and 2013.  The amortization policies followed by the Company are described in Note 2.

Amortization expense for future periods is summarized as follows:

Amount

Remainder of 2014	$12,921
2015	51,684
2016	51,684
2017	51,684
2018 and thereafter	336,155
Total	$504,128

5.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Leasehold improvements	$6,393	$6,393
Furniture and fittings	25,346	23,099
Laboratory equipment	920,689	837,882
Computer equipment	25,868	19,044
Vehicles	-	17,658
Total	978,296	904,076
Accumulated depreciation	(518,604)	(450,375)
	$459,692	$453,701

The aggregate depreciation charge to operations was $83,599 and $86,353 for the nine months ended September 30, 2014 and 2013, respectively. The aggregate depreciation charge to operations was $28,820 and $30,704 for the three months ended September 30, 2014 and 2013, respectively.  The depreciation policies followed by the Company are described in Note 2.

6.	OTHER PAYABLES AND ACCRUED EXPENSES

	September 30, 2014	December 31, 2013
	(Unaudited)
Short-term portion
Credit card liabilities	$38,664	$11,670
Vacation and Sick Pay accrual	117,421	147,980
Other payables	-	168,000
Payroll liabilities	42,290	47,192
Other	44,678	39,050
	$243,053	$413,892

The other payables relates to the settlement liability owing to Bellows disclosed under Litigation in note 16 below.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	LOANS PAYABLE

	September 30, 2014	December 31, 2013
	(Unaudited)
Short term portion
Los Alamos County project participation loan	$34,120	$32,870
Los Alamos Bank term loan	-	247,912
	34,120	280,782
Long term portion
Los Alamos County project participation loan	151,288	177,053
Total	$185,408	$457,835

The amortization of the principal outstanding on the loans payable is as follows:

Amount

Within 1 year	$34,120
1 to 2 years	35,866
2 to 3 years	37,701
3 to 4 years	39,629
Thereafter	38,092
Total	$185,408

Los Alamos County project participation loan

The Company entered into a Project Participation Agreement (as Amended) and a Loan Agreement with the Incorporated County of Los Alamos as of September 21, 2006. The Agreement provided for funding up to a maximum of $2,200,000 for the construction of a building and purchase of equipment. The maximum amount of equipment to be funded out of the total available loan of $2,200,000 was $625,000. The term of the loan is 13 years. The loan agreement provided for no repayments for 36 months with 120 equal monthly repayments commencing on September 21, 2009. The interest rate on the loan is 5% per annum. The assets funded in terms of the Project Participation Agreement and the Loan Agreement is to be used as security for the balance of the loan outstanding. The Company made use of the loan to purchase assets amounting to $302,009 during the 2007 financial year. Repayments of the loan commenced on September 21, 2009 at an interest rate of 5% per annum with equal monthly repayments of $3,547, inclusive of interest. The Company owed $185,408 and $209,923 as of September 30, 2014 and December 31, 2013, respectively.

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

The value of the derivative financial liability was re-assessed as of September 30, 2014 resulting in a net charge to the unaudited consolidated statement of operations of $816,924 for the nine months ended September 30, 2014.

	September 30, 2014	December 31, 2013
	(Unaudited)
Opening balance	$944,121	$17,539
Derivative financial liability arising on bridge warrants with re-pricing terms	-	100,693
Derivative financial liability arising on the issue of warrants relating to Series B shares	-	1,745,837
Fair value adjustments	816,924	(919,948)
	$1,761,045	$944,121

The following assumptions were used in the Black-Scholes valuation model:

Nine months ended September 30, 2014

Calculated stock price	$1.13
Risk-free interest rate	1.78%
Expected life of warrants	3.25 to 5.75 Years
Expected volatility of the underlying stock	135.4%
Expected dividend rate	0%

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	PREFERRED STOCK

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

Series A 8% Convertible, Redeemable Preferred Stock (“Series A Stock”)

Series A Stock consists of 400,000 designated shares of $0.001 par value each, 105,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013.

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

An accrual for Series A Stock dividends of $36,125 and $69,268 was made for the nine months ended September 30, 2014, and 2013, respectively. An accrual for Series A Stock dividends of $12,175 and $12,174 was made for the three months ended September 30, 2014, and 2013, respectively.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	PREFERRED STOCK (continued)

Series B Convertible Preferred Stock (“Series B Stock”)

Series B Stock consists of 3,000,000 designated shares of $0.001 par value each and 2,133,947 shares issued and outstanding as of September 30, 2014 and December 31, 2013.

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

Financials

As soon as practicable after the filing of the Company’s Quarterly Report on Form 10-Q and its Annual Report on Form 10-K, the Holders of the Series B Stock are entitled to receive, upon request, a consolidated balance sheet of the Company, if any, as of the end of such fiscal year or quarter, and consolidated statements of operations and consolidated statements of cash flows and stockholders’ equity of the Company, if any, for such year or quarter, prepared in accordance with generally accepted accounting principles and setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail.

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

An accrual for Series B Stock dividends of $425,841 and $224,774 was made for the nine months ended September 30, 2014 and 2013, respectively. An accrual for Series B Stock dividends of $144,665 and $134,295 was made for the three months ended September 30, 2014 and 2013, respectively.

10.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 4,693,770 and 4,851,270 shares issued and 4,039,770 and 4,197,270 shares outstanding as of September 30, 2014 and December 31, 2013, respectively.

On March 6, 2014, in terms of a settlement agreement into, as disclosed under litigation in note 16 below, the 157,500 Common shares issued to Los Alamos National Security LLC were returned to Caldera and all future claims against the equity of Caldera were extinguished. These shares were cancelled and are available for reissue.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	WARRANTS

The following table summarizes warrants outstanding and exercisable as of September 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.01	40,000	5.75		40,000
$2.00	15,000	2.09		15,000
$2.50	1,271,664	5.58		1,271,664
$2.75	286,800	5.75		286,800
$3.00	300,000	3.36		300,000
$5.70	384,407	1.69		384,407

	2,297,871	4.64	$3.09	2,297,871	$3.09

12.	STOCK BASED COMPENSATION

In October 2005, the Company's Board of Directors adopted the Caldera Pharmaceuticals, Inc. 2005 Stock Option Plan (the "Plan"), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has set aside 3,000,000 shares of common stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of up to two years, and expire 1 year to 10 years from the grant date. At September 30, 2014, 1,058,196 shares were available for future grant under the Incentive Plan.

Stock option based compensation expense totaled $671,349 and $441,566 for the nine months ended September 30, 2014 and 2013, respectively and $424,085 and $212,307 for the three months ended September 30, 2014 and 2013, respectively. The Company expenses the value of stock options on a straight line basis over the life of the options. The fair value of the options granted is determined using the Black-Scholes option-pricing model.

The following weighted average assumptions were used for the nine months ended September 30, 2014:

Nine months ended September 30, 2014

Calculated stock price	$1.13
Risk-free interest rate	1.59% to 2.6%
Expected life of options	5- 10 Years
Expected volatility of the underlying stock	118.1%
Expected dividend rate	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option-pricing model. For all options granted since October 1, 2005 the Company has generally used option terms of between 1 to 10 years. The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as Caldera Pharmaceuticals.  The risk-free interest rate used in the Black-Scholes option-pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the options granted. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of September 30, 2014, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants.

No options were exercised for the nine months ended September 30, 2014 and the year ended December 31, 2013.

We canceled options exercisable for 20,625 and 40,625 shares of common stock for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, held by employees whose service to our company terminated during those respective periods. The shares underlying such options were returned to and are available for re-issuance under the 2005 Plan pursuant to the terms described above.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCK BASED COMPENSATION (continued)

A summary of all of our option activity during the period January 1, 2013 to September 30, 2014 is as follows:

	Shares	Exercise Price per Share	Weighted Average Exercise Price

Outstanding January 1, 2013	506,154	$0.20 - 5.71	$3.14
Granted	1,184,900	1.50 - 5.71	2.00
Forfeited/Cancelled	(40,625)	2.00 - 5.71	4.09
Exercised	-	-	-
Outstanding December 31, 2013	1,650,429	$0.20 - 5.71	$2.31
Granted	312,000	2.50	2.50
Forfeited/Cancelled	(20,625)	5.71	5.71
Exercised	-	-	-
Outstanding September 30, 2014	1,941,804	$0.20 - 5.71	$2.30

Stock options outstanding as of September 30, 2014 and December 31, 2013, as disclosed in the above table, have an intrinsic value of $33,750 and $33,325, respectively.

The following tables summarize information about stock options outstanding as of September 30, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.20	30,000	7.59		30,000
$1.10	220,000	6.42		220,000
$1.50	625,000	8.46		625,000
$2.00	15,000	1.12		15,000
$2.50	856,900	3.03		581,002
$5.71	194,904	3.96		194,904

	1,941,804	5.31	$2.30	1,665,906	$2.27

The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2014 and the year ended December 31, 2013 was $302,080 ($0.97 per option) and was $1,296,119 ($1.09 per option), respectively. As of September 30, 2014 there were unvested options to purchase 275,898 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $259,158, which is expected to be recognized over a period of 42 months.

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

The computation of basic and diluted earnings per share is as follows:

	For the nine months ended September 30, 2014
	Income	Shares	Per share amount

Net income	$2,559,756
Preferred stock dividends	(461,966)

Basic Earnings per share
Income available to common stockholders	2,097,790	4,077,270	$0.51

Effect of dilutive securities
Warrants	-	39,645
Options	-	29,947
Series A Preferred stock	36,125	105,000
Series B Preferred stock	425,841	2,133,947

Diluted Earnings per share
Income available to common stockholders and assumed conversions	$2,559,756	6,385,809	$0.40

For the nine months ended September 30, 2014 options to purchase 1,030,042 shares of common stock and warrants to purchase 2,257,871 shares of common stock were excluded from the computation of diluted earnings per share as the option and warrant exercise prices was greater than the average market price of the common shares. These options and warrants were still outstanding as of September 30, 2014.

For the three months ended September 30, 2014 and the three and nine months ended September 30, 2013 the following options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	Three months ended September 30, 2014 (Shares)	Three and nine months ended September 30, 2013 (Shares)

Options to purchase shares of common stock	1,941,804	1,634,054
Warrants	2,297,871	2,297,871
Series A convertible, redeemable preferred stock	105,000	105,000
Series B convertible preferred stock	2,133,947	2,133,947
	6,478,622	6,170,872

14.	RELATED PARTY TRANSACTIONS

The majority of the common shares in the Company are owned by Dr. Benjamin Warner, the Chief Scientific Officer. As of September 30, 2014 and December 31, 2013, Dr. Benjamin Warner owned 78.9% and 76.0%, respectively of the issued and outstanding shares of common stock on an un-diluted basis.

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

Effective August 11, 2014, the Company entered into a Severance Agreement and Release (“the Agreements”) whereby Gary Altman, the Company’s Chief Executive Officer who resigned, effective August 29, 2014.

Set forth below is a description of the terms of the Agreements that the Company deems to be material; however, the description is qualified in its entirety by the complete description of all of the terms of the Agreement:

●	Mr. Altman has irrevocably and voluntarily resigned from his position as Chief Executive Officer of Caldera and from the Board of Directors of the Company and all of its subsidiaries or affiliates as of August 29, 2014.

●	As of August 29, 2014 Mr. Altman had no further obligation or authority to perform duties and functions on behalf of the Company and/or its subsidiaries or affiliates and refrained from performing such duties or functions; however, Mr. Altman agreed to cooperate with the Company as necessary for the business of the Company when requested by the President, Chief Executive Officer and/or Chairperson of the Board.

●

In addition to accrued and unpaid base salary and expense reimbursement, the Company paid Mr. Altman Three Hundred Twenty Five Thousand Dollars ($325,000) as well as reimbursement for certain legal fees and moving expenses, provided that Mr. Altman did not violate the terms of the Agreement.

●	The Company will provide Mr. Altman with reimbursement of COBRA premiums (less the amount Mr. Altman was required to pay under the Company’s health plans through the earlier of (i) December 31, 2015; (ii) the date Mr. Altman is no longer eligible to receive COBRA; and (iii) the date Mr. Altman becomes eligible to receive substantially similar coverage from another employer, to the extent permitted under applicable law:

●	Mr. Altman’s ability to exercise all stock options issued to him vested immediately after the Effective Date of the Agreement and options exercisable for 25,000 shares of common stock shall be exercisable at any time prior to the seven year anniversary of the date of grant and the remainder shall be exercisable for 90 days after August 29, 2014.

●	For a period commencing on the Effective Date of the Agreement and ending one year after the Effective Date, Mr. Altman agreed not to, directly or indirectly, either for himself or any other person, own, manage, control, materially participate in, invest in, permit his name to be used by, act as consultant or advisor to, render material services for (alone or in association with any person, firm, corporation or other business organization) or otherwise assist in any manner any business which is a competitor of the Company and/or its subsidiaries or affiliates.

15.	OPERATING LEASES

The Company entered into a laboratory and office lease agreement for 2,813 square feet in Cambridge, Massachusetts effective June 1, 2013. The term of the lease was for a twelve month period which terminated on May 31, 2014. The lease agreement was renewed for a further two year period, expiring on May 31, 2016 for a monthly rental of $16,291. The rental charge for the nine months ended September 30, 2014 amounted to $144,897.

The Company entered into a corporate apartment lease agreement in Cambridge, Massachusetts effective June 4, 2013. The term of the lease was for a twelve month period and terminated on June 3, 2014. The monthly rental amounts to $3,325. Rental expense for the nine months ended September 30, 2014 amounted to $16,625. This lease was not renewed.

The Company entered into a new corporate apartment lease commencing on August 1, 2014 for a period of one year for a monthly rental of $2,500 per month. Rental expense for the nine months ended September 30, 2014 amounted to $10,000.

The Company’s office lease in New Mexico terminated in October 2013 and has not been renewed. This lease is ongoing as a month to month lease for $5,075 per month. Rental expense for the nine months ended September 30, 2014 was $45,678.

On February 4, 2014, the Company entered into a second corporate apartment lease in Cambridge Massachusetts. The term of the lease is for fourteen months, terminating on April 30, 2015. The monthly rental amounts to $2,897.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	OPERATING LEASES (continued)

Rental expense for the nine months ended September 30, 2014 amounted to $21,275. Subsequent to the nine months ended September 30, 2014, this lease was terminated early by the payment of an early settlement penalty of $4,346.

Subsequent to the nine months ended September 30, 2014, the Company entered into a third corporate apartment lease in Cambridge, Massachusetts. The term of the lease is for nine months terminating on July 6, 2015. The monthly rental amounts to $3,351.

Future annual minimum payments required under operating lease obligations as of September 30, 2014, are as follows:

Amount

2014	$66,337
2015	233,942
2016	83,384
$383,663

16.	LITIGATION

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
(iii)	return of 157,500 shares of the Company’s Common stock; and
(iv)

pay the Company $7,000,000, which resulted in a cash settlement of approximately $5,852,000 after the deduction of initial legal expenses with total expenses still pending.

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

Joel Bellows Suit

On January 18, 2014, the Company reached a settlement agreement with Bellows during a pre-trial settlement conference. Subsequent to the pre-trial settlement conference, the parties were unable to agree to terms relating to the conversion of preferred A shares to yet-to-be issued preferred B shares. On April 30, 2013, the Circuit Court of Cook County, Illinois, compelled the Company to execute a version of the settlement agreement proposed by Bellows incorporating a conversion formula that the Company expressly rejected. The Circuit Court also dismissed Bellows’ lawsuit against the Company pursuant to the settlement agreement. The Company has, thus far, performed the terms of the Court ordered settlement agreement under protest and reservation of rights. The Company has paid Bellows $240,000 pursuant to the disputed settlement agreement, together with interest thereon. The Company has also issued 105,000 shares of Series A Stock to Joel Bellows, in exchange for his 105,000 common shares under protest and reservation of rights. The Company’s motion for reconsideration of the April 30, 2013, order was heard on September 25, 2013 and denied. On December 5, 2013, the Company and Dr. Benjamin Warner filed a notice of appeal. The Company’s appeal is pending in the First District Appellate Court of Illinois.

Dividend Litigation

On July 15, 2014, Joel Bellows filed a complaint against the Company and its Board of Directors in the Law Division of the Circuit Court of Cook County, Illinois. In the complaint, Bellows alleges that the Company is obligated, pursuant to the terms of a private placement memorandum, to pay him a dividend of $0.46 for each share of Series A preferred stock on January 1 of each year (subject to pro rations for any short year) in (i) cash; or (ii) fully paid and non-assessable shares of common stock of the corporation at a price of $5.70 per common share, at his option. Bellows alleges that the Company violated his rights under the private placement memorandum by willfully refusing to pay him his dividend. Bellows also alleges that the Company has a continuing obligation to pay him an annual dividend under the terms of the court ordered settlement that is the subject of a pending appeal in the First District Appellate Court of Illinois. Bellows alleges that the Company’s refusal to pay his dividends is also a breach of the settlement agreement.

Bellows also alleges that members of the Board of Directors breached their duties of loyalty, good faith and fair dealing to Bellows by knowingly refusing to distribute dividends to Bellows to which he was entitled. Bellows contends that he has been injured in his business and property and irreparably harmed in that he has not received the true value of his equity ownership in the Company.

Bellows seeks the following relief against the company: (1) an award of compensatory damages in the amount of $48,300.00; (2) prejudgment interest; (3) all costs and reasonable attorneys’ fees incurred by Bellows; (4) such other relief as may be just and proper. Bellows seeks the following relief against the Board of Directors: (1) an award of compensatory damages exceeding $48,300.00; (2) an award of punitive damages in an amount not less than $50,000.00; (3) costs and expenses; (4) attorneys’ fees; and (5) such other relief as may be just and equitable.

On October 3, 2014, the Company and the Board of Directors filed a motion to disqualify Bellows Law Group, P.C. pursuant to Rules 1.9 and 1.10 of the Illinois Code of Professional Conduct. A hearing date is not yet scheduled. The Company believes that the litigation is entirely without merit as the declaration of any cash dividends was not permissible under Delaware law due to the financial condition of the Company at the time. Due the improvement in the financial condition of the Company subsequent to March 6, 2014, the dividend owing to the Series A shareholders has subsequently been declared and the amount due to Mr. Bellows has been tendered to him.

Redemption Litigation

On August 25, 2014, Joel Bellows filed a complaint against the Company and Benjamin Warner in the Chancery Division of the Circuit Court of Cook County, Illinois. In the complaint, Bellows alleges that he is entitled to redeem his Series A cumulative preferred stock at a price of $7.41 pursuant to the terms of the Company’s June 24, 2011, private placement memorandum. Bellows alleges that the Company violated his rights under the private placement memorandum by unreasonably and vexatiously denying his request for redemption.

In the complaint, Bellows alleges that an actual controversy exists between the parties whether Bellows is entitled to immediate redemption of his Series A cumulative preferred stock. Bellows seeks a declaration and order that the Company is immediately obligated to redeem all 105,000 shares of his Series A cumulative preferred stock for a total price of $778,050.00. Bellows alleges that the Company’s refusal to redeem his Series A cumulative preferred stock is a breach of the court ordered settlement that is the subject of a pending appeal in the First District Appellate Court of Illinois. Bellows also alleges that the Company’s refusal to redeem his Series A cumulative preferred stock is a breach of the June 24, 2011 private placement memorandum. Bellows also asserts that Benjamin Warner, as an officer and director of the Company, breached his duties of loyalty, care, independence, and good faith and fair dealing to Bellows by knowingly failing to have the Company redeem his Series A shares, failing to provide him with information concerning his redemption rights, and putting his interests ahead of Bellows’ rights. Bellows alleges that he suffered damages, as a result, of at least $778,050.00.

CALDERA PHARMACEUTICALS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	LITIGATION (continued)

Bellows seeks the following relief against the company: (1) a declaration that the Company is immediately obligated to redeem all 105,000 Series A shares for $778,050.00; (2) actual damages of $778,050.00; (3) prejudgment interest; (4) reasonable attorneys’ fees and costs; (5) such other relief as may be just and equitable. Bellows seeks the following relief against Benjamin Warner: (1) actual damages of $778,050.00; (2) an award of punitive damages of at least $2,000,000.00; (3) reasonable attorney’s fees and costs; (4) such other relief as may be just and equitable.

On October 7, 2014, the Company and Benjamin Warner filed a motion to disqualify Bellows Law Group, P.C. and Bellows & Bellows, PC, pursuant to Rules 1.9 and 1.10 of the Illinois Code of Professional Conduct. A hearing date is not yet scheduled. On November 4, 2014, Bellows sought, and was granted, a substitution of judges as of right. The Company believes that this litigation is without merit as net proceeds received on the settlement of the LANS matter has not been finalized due to the uncertainty regarding the fee agreement entered into with Dentons LLP. The resolution of the Company’s fee agreement with Dentons LLP could substantially reduce the net settlement proceeds received and thereby affect Bellows right to redemption at this time.

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

On July 11, 2014, the Company removed the Petition for Citation to Recover to the Northern District of Illinois.  On August 12, 2014, QTM filed a motion to remand the petition to the state court. The motion was briefed and is under consideration by the Court.  The Company believes that the Citation to recover Property is entirely without merit and intends to aggressively defend against the claims.

17.	SUBSEQUENT EVENTS

On September 23, 2014, the Board voted to authorize and seek approval of our shareholders of an amendment to our Certificate of Incorporation to change our name to XRpro Sciences, Inc. In the absence of a meeting, the affirmative consent of holders of a majority of the vote represented by our outstanding shares of stock was required to approve the change the name of the Company. Because holders of approximately 50.3% of our voting power signed a written consent in favor of the amendment to the Certificate of Incorporation, we are authorized to amend the Certificate of Incorporation to change the name of the Company to XRpro Sciences, Inc., subject to the passing of the waiting period as set forth below.  The Name Change will be effective upon the filing of an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware, which is expected to occur as soon as reasonably practicable on or after the 20th day following the mailing of the Information Statement to shareholders.

Subsequent to the nine months ended September 30, 2014 on October 15, 2014, the national and international patents owned by Los Alamos National Security and previously licensed to the Company, were assigned to the Company.

The recently assigned patents consist of the following:

●	Method for Detecting Binding Events Using Micro X-Ray Fluorescence Spectrometry;

●	Flow Method and Apparatus for Screening Chemicals Using Micro X-Ray Fluorescence;

●	Method and Apparatus for Detecting Chemical Binding;

●	Drug Development and Manufacturing.

●	Advanced Drug Development and Manufacturing (The Licensor assigned its rights to this application to the Company, which already owned rights to this patent assigned to the Company by inventors currently and previously employed by the Company).

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

Recent Developments

On September 23, 2014, the Board voted to authorize and seek approval of our shareholders of an amendment to our Certificate of Incorporation to change our name to XRpro Sciences, Inc. In the absence of a meeting, the affirmative consent of holders of a majority of the vote represented by our outstanding shares of stock was required to approve the change the name of the Company. Because holders of approximately 50.3% of our voting power signed a written consent in favor of the amendment to the Certificate of Incorporation, we are authorized to amend the Certificate of Incorporation to change the name of the Company to XRpro Sciences, Inc., subject to the passing of the waiting period set forth below.  The Name Change will be effective upon the filing of an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware, which is expected to occur as soon as reasonably practicable on or after the 20th day following the mailing of the Information Statement to shareholders.

Results of Operations for the three months ended September 30, 2014 and the three months ended September 30, 2013.

Revenues

We had revenues totaling $71,508 and $60,628 for the three months ended September 30, 2014 and 2013, respectively, an increase of $10,880 or 17.9%. Substantially all of our revenues have been derived from federal government contracts. Our revenue is dependent on the number of contracts we have in operation and the progress we have made on these contracts to date. We have an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, which was fully utilized and expired on July 31, 2013 with a further $1,000,000 (of which we have received $677,000 to date) made available for us to invoice our project time and expenses against on July 9, 2013, initially expiring on July 31, 2014, and recently extended to July 31, 2015, depending on availability of government funding and satisfactory progress made on the project. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the project to date. The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

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

Cost of goods sold

Cost of goods sold totaled $126,035 and $101,119 for the three months ended September 30, 2014 and 2013, respectively, an increase of $24,916 or 24.6%. Our cost of goods sold is dependent on the progress made on each project to date. Cost of goods sold is primarily comprised of direct expenses related to providing our services under our contracts.  These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the three months ended September 30, 2014 and 2013 respectively was $50,126 and $28,909, an increase of $21,217 or 73.4% due to man hours spent on the NIH contract mentioned above. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the three months ended September 30, 2014 and 2013, respectively was laboratory supplies and direct materials of $43,003 and $65,123, a decrease of $22,120 or 34.0%, the increase is primarily due to the increase in the level of activity in developing new assays to meet potential customer requirements. During the three months ended September 30, 2014 and 2013, respectively, outside contractors costs amounted to $31,248 and $7,087, the increase represents the increase in the number of technical consultants hired during the current year to improve our skills in the laboratory.

Gross loss

Gross loss was $54,527 and $40,491 for the three months ended September 30, 2014 and 2013, respectively, an increase of $14,036, an increase in loss of 34.7%.  The increase in gross loss is directly related to more man hours spent on the government contracts as opposed to recoverable machine time which is at significantly higher margins. The gross profit percentage earned may not be indicative of anticipated future results due to the Company’s plan to diversify its source of revenues into the provision of services or usage arrangements.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $1,577,822 and $976,848 for the three months ended September 30, 2014 and 2013, respectively, an increase of $600,974 or 61.5%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended September 30,		Increase/	Percentage
	2014	2013	(decrease)	change

Marketing and selling expenses	$20,876	$23,692	$(2,816)	(11.9)%

Salary expenses	209,674	246,672	(36,998)	(15.0)%

Severance pay	325,000	9,000	316,000	*

Research and development salaries	78,910	46,944	31,966	68.1%

Directors fees	48,750	-	48,750	100.0%

Stock option compensation charge	424,085	212,307	211,778	99.8%

Legal fees	171,963	139,360	32,603	23.4%

Consulting fees	96,913	66,539	30,374	45.6%

Audit fees and taxation services	8,500	7,700	800	10.4%

Repairs and maintenance	6,827	28,230	(21,403)	(75.8)%

Recruiting fees	-	21,260	(21,260)	(100)%

Rent	89,408	77,178	12,230	15.8%

Travel expenditure	24,855	19,621	5,234	26.7%

	$1,505,761	$898,503	$607,258	67.6%

* In excess of 1,000%

Marketing and selling expenses for the three months ended September 30, 2014, primarily consists of website and trade show costs. Marketing and selling expenses for the three months ended September 30, 2013 were primarily website design and development expenses.

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

Total salary expenditure for the three months ended September 30, 2014 and 2013, respectively was included in the following expense categories:

	Three months ended September 30,		Increase/	Percentage
	2014	2013	(decrease)	change
Cost of sales	$50,126	$28,909	$21,217	73.4%

Selling, general and administrative expenses	209,674	246,672	(36,998)	(15.0)%

Severance pay	325,000	9,000	316,000	*

Research and development salaries	78,910	46,944	31,966	68.1%

	$663,710	$331,525	$332,185	100.2%

* In excess of 1,000%

The increase in total salary expenditure for the three months ended September 30, 2014 of $332,185 is primarily due to the severance pay paid to Gary Altman during the current quarter.

The salary expense included in cost of sales for the three months ended September 30, 2014 increased by $21,217 or 73.4%. The increased salary expense in the current period was due to scientist time spent on the NIH contract mentioned above.

The salary expense charged to Selling, general and administrative expenses for the three months ended September 30, 2014 decreased by $36,998 or 15.0% due to the resignation of our CEO effective August 29, 2014 and the reduction in leave pay provision required.

Research and development salaries for the three months ended September 30, 2014 increased due to the allocation of more scientific time to develop products for commercial applications.

Directors’ fees payable to certain non-executive directors and our non-executive chairman was introduced with effect from April 1, 2014, resulting in a $48,750 charge for the quarter ended September 30, 2014.

The stock option compensation charge increased by $211,778 primarily due to the acceleration of the vesting of stock options due to Gary Altman in terms of his severance agreement, offset by the full amortization of options issued to certain members of management and consultants prior to the current quarter.

Legal fees increased by $32,603, over the prior period due to the assignment of the LANS trademarks to Caldera and Caldera accepting responsibility for all legal fees with effect from March 6, 2014, amounting to $99,410 offset by the conclusion of substantially all of the legal proceedings in the Bellows matter and the LANS mater. For additional information on our legal matters, see Part II, Item 1- Legal Proceedings.  The legal expenses incurred on the LANS and Bellows matters are not connected with our regular business activities and should be viewed as non-operating expenses.

The increase in consulting fees of $30,374 is primarily due to the employment of consultants to assist with administrative tasks and patent registration during the current quarter and the resumption of a management consulting arrangement which was originally terminated in the first quarter of the prior year.

Repairs and maintenance expense in the prior year, included the replacement of an x-ray tube in the XRPro instrument, these tubes cost approximately $23,000.

Recruiting fees of $21,260 was incurred in the prior year to source a Senior Scientist for the Cambridge laboratory.

Rent has increased by $12,230 due to the increase in the rental cost of the Cambridge laboratory of approximately 10% per month and the addition of a second corporate apartment at a monthly rental of approximately $2,900.

Travel expenditure increased by $5,234 due to presentations held in London during the current year and increased travel expenditure incurred by our VP of business development.

Depreciation and Amortization

We recognized depreciation expenses of $28,820 and $30,704 for the three months ended September 30, 2014 and 2013, respectively, the slight decrease in our depreciation expense is due to the disposal of two vehicles we no longer require and the full depreciation of two significant laboratory equipment assets in the prior year, partially offset by new laboratory equipment assets acquired for the Cambridge laboratory. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expense was $12,921 for the three months ended September 30, 2014 and 2013.  Amortization expenses relates to the amortization of patents and license fees paid to Los Alamos National Laboratories for the use of certain patents.

Interest  expense

Interest expense totaled $2,568 and $16,267 for the three months ended September 30, 2014 and 2013, respectively. The interest expense has decreased due to the repayment of a term facility during the current year.

Change in derivative liabilities

The fair value of derivative liabilities was re-assessed as of September 30, 2014 using a Black Scholes valuation model resulting in the increase of the liability by $131,922, the movement in liability is dependent upon external market factors. The liability decreased by $536,665 in the prior year due to lower volatility in our external market companies used in our valuation and the lower interest rates in the prior year.

Net loss

Net loss totaled $(1,808,558) and $(540,108) for the three months ended September 30, 2014 and 2013, respectively. The increase in net loss is discussed above.

Results of Operations for the nine months ended September 30, 2014 and the nine months ended September 30, 2013.

Revenues

We had revenues totaling $408,390 and $380,923 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $27,467 or 7.2%. Substantially all of our revenues have been derived from federal government contracts. Our revenue is dependent on the number of contracts we have in operation and the progress we have made on these contracts to date. We have an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, which was fully utilized and expired on July 31, 2013 with a further $1,000,000 (of which we have received $677,000 to date) made available for us to invoice our project time and expenses against on July 9, 2013, initially expiring on July 31, 2014, and recently extended to July 31, 2015, depending on availability of government funding and satisfactory progress made on the project. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the project to date. The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

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

Cost of goods sold

Cost of goods sold totaled $468,447 and $372,843 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $95,604 or 25.6%. Our cost of goods sold is dependent on the progress made on each project to date. Cost of goods sold is primarily comprised of direct expenses related to providing our services under our contracts.  These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the nine months ended September 30, 2014 and 2013 respectively was $188,664 and $146,653, an increase of $42,011 or 28.6% due to increased man hours spent on Government contracts. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the nine months ended September 30, 2014 and 2013, respectively was laboratory supplies and direct materials of $200,968 and $140,128, the use of laboratory supplies is dependent on the amount of supplies used in developing assays for significant pharmaceutical customers. During the nine months ended September 30, 2014 and 2013, respectively, outside contractors costs amounted to $73,883 and $7,087, outside contractors have been hired during the current period to improve our technical skills in the laboratory.

Gross (loss)/profit

Gross (loss)/profit was $(60,057) and $8,080 for the nine months ended September 30, 2014  and 2013, respectively, a decrease of $68,137, or 843.3%. The decrease in gross profit is directly related to the reduction in higher margin recoverable machine time. The gross profit percentage earned may not be indicative of anticipated future results due to the Company’s plan to diversify its source of revenues into the provision of services or usage arrangements.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $3,606,305 and $2,466,838 for the nine months ended September 30, 2014 and 2013, respectively, an increase of $1,139,467 or 46.2%.

The major expenses making up selling, general and administrative expenses included the following:

	Nine months ended September 30,		Increase/	Percentage
	2014	2013	(decrease)	change

Marketing and selling expenses	$34,479	$23,692	$10,787	45.5%

Salary expenses	548,504	507,957	40,547	8.0%

Severance pay	325,000	9,000	316,000	*

Research and development salaries	236,475	122,347	114,128	93.3%

Bonus expense	350,000	-	350,000	100.0%

Directors fees	103,750	-	103,750	100.0%

Stock option compensation charge	671,349	441,566	229,783	52.0%

Legal fees	438,857	544,609	(105,752)	(19.4)%

Legal settlement accrual	-	115,273	(115,273)	(100.0)%

Consulting fees	259,148	227,416	31,732	14.0%

Audit fees and taxation services	21,100	44,460	(23,360)	(52.5)%

Repairs and maintenance	41,553	42,197	(644)	(1.5)%

Recruiting fees	48,500	21,555	26,945	125.0%

Rent	243,836	126,515	117,321	92.7%

Travel expenditure	66,280	50,526	15,754	31.2%

	$3,388,831	$2,277,113	$1,111,718	48.8%

* In excess of 1,000%

Marketing and selling expenses for the nine months ended September 30, 2014, primarily consisted of website design and development expenses to increase the relevancy and the clarity of the message we are delivering to prospective customers. The marketing and selling expenses in the prior year was primarily a once off professional promotional activity.

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

Total salary expenditure for the nine months ended September 30, 2014 and 2013, respectively was included in the following expense categories:

	Nine months ended September 30,		Increase/	Percentage
	2014	2013	(decrease)	change
Cost of sales	$188,664	$146,653	$42,011	28.6%

Selling, general and administrative expenses	548,504	507,957	40,547	8.0%

Severance pay	325,000	9,000	316,000	*

Research and development salaries	236,475	122,347	114,128	93.3%

	$1,298,643	$785,957	$512,686	65.2%

* In excess of 1,000%

The increase in total salary expenditure for the nine months ended September 30, 2014 of $512,686 is primarily due to the severance pay paid to Gary Altman of $325,000 in the current period as well as the salary paid to Gary Altman while employed as our CEO, effective July 1, 2013, resulting in an increased expense of $131,250 for the nine months ended September 30, 2014, the employment of a VP of business development at an increased cost of $72,917 for the nine months ended September 30, 2014 offset by the resignation of our controller and a decrease in our sick and vacation pay accrual due to the reduction in the number of days owed to employees for the nine months ended September 30, 2014.

The salary expense included in cost of sales for the nine months ended September 30, 2014 increased by $42,011 or 28.6%. The increased salary expense in the current period was due to the NIH contract requiring more man hours in the current year compared to the prior year.

The salary expense charged to Selling, general and administrative expenses for the nine months ended September 30, 2014 increased by $40,547 or 8.0% due to the employment of a VP of business development whose expense is primarily recorded as administrative expenses, offset by the resignation of our controller.

Research and development salaries for the nine months ended September 30, 2014 increased due to the employment of a new senior scientist and the allocation of more scientific time from existing employees to develop products for commercial applications.

Bonus expense of $350,000 for the nine months ended September 30, 2014, was a once-off discretionary bonus paid to certain consultants and our Chief Scientific Officer for their extraordinary efforts in connection with the settlement of the legal matter disclosed in note 16 to the unaudited consolidated financial statements.

Directors’ fees payable to non-executive directors and our non-executive chairman was introduced with effect from April 1, 2014, resulting in a $103,750 charge for the nine months ended September 30, 2014, prior to this a directors’ fee of $6,250 was paid to a non-executive director per quarter.

The increase in the stock option compensation charge of $229,783 primarily due to the acceleration of the vesting of stock options due to Gary Altman in terms of his severance agreement, offset by the full amortization of options issued to certain members of management and consultants prior to the current quarter.

Legal fees decreased by $105,752 over the prior period due to the conclusion of substantially all of the legal proceedings in the Bellows matter and the LANS mater, partially offset by the increase in legal fees incurred on patents registered both locally and internationally. For additional information on our legal matters, see Part II, Item 1- Legal Proceedings.  The legal expenses incurred on the LANS and Bellows matters are not connected with our regular business activities and should be viewed as non-operating expenses.

The legal settlement accrual expense of $115,273 in the prior year relates to the valuation of series A shares issued to Mr. Bellows in terms of a legal settlement agreement reached with him.

The increase in consulting fees of $31,732 is primarily due to an investor relations consulting arrangement entered into during the second quarter of the prior year and the resumption of a management consulting arrangement which was originally terminated in the first quarter of the prior year

The decrease in audit fees and taxation services of $23,360 is due to the timing of payments made in the prior year and the accrual of audit fees of $25,000 relating to the 2013 year.

Repairs and maintenance expense decreased by $644 over the prior year, this movement in expense is immaterial.

Recruiting fees of $48,500 was incurred for the sourcing of our vice president of business development. The position was filled effective from May 1, 2014.

Rent has increased by $117,321 due to the establishment of a second laboratory in Cambridge at a monthly cost of approximately $15,100 from 1 June 2013, which subsequently increased to $16,920 from June, 1, 2014, and in addition to this; we rent two corporate apartments in Cambridge for approximately $5,851 per month.

Depreciation and Amortization

We recognized depreciation expenses of $83,599 and $86,353 for the nine months ended September 30, 2014 and 2013, respectively, the slight decrease in our depreciation expense is due to the disposal of two vehicles we no longer require and the full depreciation of two significant laboratory equipment assets in the prior year, partially offset by new laboratory equipment assets acquired for the Cambridge laboratory. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expenses were $38,764 and $38,763 for the nine months ended September 30, 2014 and 2013.  Amortization expenses relates to the amortization of license fees paid to Los Alamos National Laboratories for the use of certain patents.

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

Interest  expense

Interest expense totaled $12,201 and $155,968 for the nine months ended September 30, 2014 and 2013, respectively. The interest expense in the prior year included interest of $6,491on the Bridge notes issued in the prior year and the amortization of Bridge note discount of $121,840, these Bridge notes were converted to equity or repaid during the prior year.

Change in derivative liabilities

The fair value of derivative liabilities was re-assessed at September 30, 2014 using a Black Scholes valuation model resulting in the increase of the liability by $816,924 for the nine months ended September 30, 2014 , the movement in liability is dependent upon external market factors.

Net income (loss)

Net income totaled $2,559,756 and net loss totaled $(2,350,606) for the nine months ended September 30, 2014 and 2013, respectively. The increase to a net income position during the current period is primarily due to the litigation settlement included in other income and other movements discussed above.

Liquidity and Capital Resources

We have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants. The settlement of the Los Alamos National Security (“LANS”) matter has resulted in a gross cash injection of $7,000,000 (net cash injection of $5,502,000 after legal expenses and discretionary bonus payments, which should be sufficient to fund operations for the next nine months, dependent upon the outcome of settlement discussions we are having with Denton’s, as described in note 16 to our financial statements. Should we be unsuccessful in our discussions or not generate anticipated revenue, we may need to raise additional funding through equity issues to fulfill our commercialization objectives.

As of September 30, 2014 our Company had cash totaling $2,823,973, other current assets totaling $150,391 and total assets of $3,964,188. We had total current liabilities of $3,454,918, including a derivative financial liability of $1,761,045, and a net working capital deficit of $(480,554). Total liabilities were $3,606,206 and the Series A convertible redeemable preferred stock totaled $133,350 resulting in a stockholders’ equity of $224,632.

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

We repaid in full the term loan provided by Los Alamos National Bank on April 11, 2014 with a payment of $227,717.

As of September 30, 2014, we owed $185,408 in accordance with the terms of a Project Participation Agreement with the Incorporated County of Los Alamos that we entered into in September 2006. The loan bears interest at a rate of 5% per annum, is for a thirteen year term, with monthly repayments of $3,547 that commenced on September 21, 2009.

An analysis of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 is provided below:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013

Net cash provided by/(used in) operating activities	$2,666,034	$(1,807,944)

Net cash used in investing activities	(90,128)	(131,984)

Net cash (used in)/provided by financing activities	(271,666)	2,570,986

Net increase in cash and cash equivalents	$2,304,240	$631,058

Net cash provided by (used in) operating activities was $2,666,034 and $(1,807,944) for the nine months ended September 30, 2014 and 2013, respectively. The increase in cash provided by operating activities was primarily due to the following:

	Nine months ended September 30,		Increase/	Percentage
	2014	2013	(decrease)	change

Net income (loss)	$2,559,756	$(2,350,606)	$4,910,362	208.9%

Adjustments for non-cash items	1,432,652	426,658	1,005,994	235.8%

Changes in operating assets and liabilities	(1,326,374)	116,004	(1,442,378)	* %

	$2,666,034	$(1,807,944)	$4,473,978	247.5%

* In excess of 1,000%

The increase in net income is discussed under net income (loss) in the results of operations for the nine months ended September 30, 2014 and 2013, respectively and includes net legal settlement proceeds of $5,502,000.

The change in adjustments for non-cash items is primarily due to the increase in stock based compensation by $229,783, due to the acceleration of the stock option compensation charge on the resignation of our CEO, Gary Altman, the increase in the fair value of derivative financial liabilities by $1,205,018, which is dependent on market factors affecting the volatility and the underlying assumptions in our valuation methodology, offset by the non-cash gain of $177,522 on the cancellation of the shares issued to LANS as described under other income above, the amortization of the Bridge note discount of $117,629 in the prior year, and the increase in the legal settlement accrual of $115,273 in the prior year.

The decrease in operating assets and liabilities is primarily due to the payment of primarily legal bills accrued on the LANS matter under accounts payable resulting in a reduction in payables balances movement of $1,298,838 and the repayment of promissory notes owing to Joel Bellows of $166,800 during the current period resulting in a decrease in our other payables balance.

Net cash used in investing activities was $90,128 and $131,984 for the nine months ended September 30, 2014 and 2013, respectively. This was primarily due to the purchase of minor laboratory equipment for the Boston laboratory. In the prior year, the capital expenditure was incurred on minor laboratory equipment to set up the Boston laboratory.

Net cash (used in)/provided by financing activities was $(271,666) and $2,570,986 for the nine months ended September 30, 2014 and 2013, respectively. The cash used in financing activities during the current year is primarily made up of the repayment of the term loan in full and the repayment installments on the Los Alamos County loan. The prior year movement included proceeds raised through Bridge loans and the issue of Series B shares to new investors.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(iii)	return of 157,500 shares of the Company’s Common stock; and
(iv)

pay the Company $7,000,000, which resulted in a cash settlement of approximately $5,852,000 after the deduction of initial legal expenses with total expenses still pending.

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

As of September 30, 2014 we have spent a total of $2,748,864 with respect to these cases, of which $174,949 was spent during the nine months ended September 30, 2014.

Joel Bellows Suit

On January 18, 2014, the Company reached a settlement agreement with Bellows during a pre-trial settlement conference. Subsequent to the pre-trial settlement conference, the parties were unable to agree to terms relating to the conversion of preferred A shares to yet-to-be issued preferred B shares. On April 30, 2013, the Circuit Court of Cook County, Illinois, compelled the Company to execute a version of the settlement agreement proposed by Bellows incorporating a conversion formula that the Company expressly rejected. The Circuit Court also dismissed Bellows’ lawsuit against the Company pursuant to the settlement agreement. The Company has, thus far, performed the terms of the Court ordered settlement agreement under protest and reservation of rights. The Company has paid Bellows $240,000 pursuant to the disputed settlement agreement, together with interest thereon. The Company has also issued 105,000 shares of Series A Stock to Joel Bellows, in exchange for his 105,000 common shares under protest and reservation of rights. The Company’s motion for reconsideration of the April 30, 2013, order was heard on September 25, 2013 and denied. On December 5, 2013, the Company and Dr. Benjamin Warner filed a notice of appeal. The Company’s appeal is pending in the First District Appellate Court of Illinois

Dividend Litigation

On July 15, 2014, Joel Bellows filed a complaint against the Company and its Board of Directors in the Law Division of the Circuit Court of Cook County, Illinois. In the complaint, Bellows alleges that the Company is obligated, pursuant to the terms of a private placement memorandum, to pay him a dividend of $0.46 for each share of Series A preferred stock on January 1 of each year (subject to pro rations for any short year) in (i) cash; or (ii) fully paid and non-assessable shares of common stock of the corporation at a price of $5.70 per common share, at his option. Bellows alleges that the Company violated his rights under the private placement memorandum by willfully refusing to pay him his dividend. Bellows also alleges that the Company has a continuing obligation to pay him an annual dividend under the terms of the court ordered settlement that is the subject of a pending appeal in the First District Appellate Court of Illinois. Bellows alleges that the Company’s refusal to pay his dividends is also a breach of the settlement agreement.

Bellows also alleges that members of the Board of Directors breached their duties of loyalty, good faith and fair dealing to Bellows by knowingly refusing to distribute dividends to Bellows to which he was entitled. Bellows contends that he has been injured in his business and property and irreparably harmed in that he has not received the true value of his equity ownership in the Company.

Bellows seeks the following relief against the company: (1) an award of compensatory damages in the amount of $48,300.00; (2) prejudgment interest; (3) all costs and reasonable attorneys’ fees incurred by Bellows; (4) such other relief as may be just and proper. Bellows seeks the following relief against the Board of Directors: (1) an award of compensatory damages exceeding $48,300.00; (2) an award of punitive damages in an amount not less than $50,000.00; (3) costs and expenses; (4) attorneys’ fees; and (5) such other relief as may be just and equitable.

On October 3, 2014, the Company and the Board of Directors filed a motion to disqualify Bellows Law Group, P.C. pursuant to Rules 1.9 and 1.10 of the Illinois Code of Professional Conduct. A hearing date is not yet scheduled. The Company believes that the litigation is entirely without merit as the declaration of any cash dividends was not permissible under Delaware law due to the financial condition of the Company at the time. Due the improvement in the financial condition of the Company subsequent to March 6, 2014, the dividend owing to the Series A shareholders has subsequently been declared and the amount due to Mr. Bellows has been tendered to him.

Redemption Litigation

On August 25, 2014, Joel Bellows filed a complaint against the Company and Benjamin Warner in the Chancery Division of the Circuit Court of Cook County, Illinois. In the complaint, Bellows alleges that he is entitled to redeem his Series A cumulative preferred stock at a price of $7.41 pursuant to the terms of the Company’s June 24, 2011, private placement memorandum. Bellows alleges that the Company violated his rights under the private placement memorandum by unreasonably and vexatiously denying his request for redemption.

In the complaint, Bellows alleges that an actual controversy exists between the parties whether Bellows is entitled to immediate redemption of his Series A cumulative preferred stock. Bellows seeks a declaration and order that the Company is immediately obligated to redeem all 105,000 shares of his Series A cumulative preferred stock for a total price of $778,050.00. Bellows alleges that the Company’s refusal to redeem his Series A cumulative preferred stock is a breach of the court ordered settlement that is the subject of a pending appeal in the First District Appellate Court of Illinois. Bellows also alleges that the Company’s refusal to redeem his Series A cumulative preferred stock is a breach of the June 24, 2011 private placement memorandum. Bellows also asserts that Benjamin Warner, as an officer and director of the Company, breached his duties of loyalty, care, independence, and good faith and fair dealing to Bellows by knowingly failing to have the Company redeem his Series A shares, failing to provide him with information concerning his redemption rights, and putting his interests ahead of Bellows’ rights. Bellows alleges that he suffered damages, as a result, of at least $778,050.00.

Bellows seeks the following relief against the company: (1) a declaration that the Company is immediately obligated to redeem all 105,000 Series A shares for $778,050.00; (2) actual damages of $778,050.00; (3) prejudgment interest; (4) reasonable attorneys’ fees and costs; (5) such other relief as may be just and equitable. Bellows seeks the following relief against Benjamin Warner: (1) actual damages of $778,050.00; (2) an award of punitive damages of at least $2,000,000.00; (3) reasonable attorney’s fees and costs; (4) such other relief as may be just and equitable.

On October 7, 2014, the Company and Benjamin Warner filed a motion to disqualify Bellows Law Group, P.C. and Bellows & Bellows, PC, pursuant to Rules 1.9 and 1.10 of the Illinois Code of Professional Conduct. A hearing date is not yet scheduled. On November 4, 2014, Bellows sought, and was granted, a substitution of judges as of right. The Company believes that this litigation is without merit as net proceeds received on the settlement of the LANS matter has not been finalized due to the uncertainty regarding the fee agreement entered into with Dentons LLP. The resolution of the Company’s fee agreement with Dentons LLP could substantially reduce the net settlement proceeds received and thereby affect the Bellows right to redemption at this time.

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

On July 11, 2014, the Company removed the Petition for Citation to Recover to the Northern District of Illinois. On August 12, 2014, QTM filed a motion to remand the petition to the state court. The motion was briefed and is under consideration by the Court. The Company believes that the Citation to recover Property is entirely without merit and intends to aggressively defend against the claims.

Item 1A. Risk Factors.

Risks Related to the Company

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the nine months ended September 30, 2014 we had a net income of $2,559,756, primarily due to the settlement of the LANS matter, discussed above, for the three months ended September 30, 2014 we had a net loss of $1,808,558 and for the year ended December 31, 2013 and 2012, we had a net loss of $(3,694,786) and $(792,061), respectively.  We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans for the sale of our instruments and services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

Substantially all of our net revenue has been generated from services provided to governmental agencies.  If such agencies were to terminate their existing agreement with us or no longer continue to use our services, our net revenue and results of operations would be adversely affected.

To date we have derived substantially all of our revenue from services we performed for two governmental agencies. For the nine months ended September 30, 2014 all of our revenue was generated from government contacts and for the year ended December 31, 2013, substantially all of our revenue was derived from two (2) different research projects for the same two governmental agencies. For the year ended December 31, 2012 substantially all of our revenue was derived from three (3) different research projects for the same two governmental agencies. For the year ended December 31, 2011, ninety six percent (96%) of our revenue was derived from six (6) different research projects for the same two governmental agencies. As of the date hereof we have one existing contract with the National Institutes of Health (“NIH”) pursuant to which we are continuing to perform services.  We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012 which was fully utilized and expired on July 31, 2013, a further $1,000,000 (of which we have received $677,000 to date) was made available to us on July 9, 2013 for the period August 1, 2013 to July 2014, recently extended to July 2015, depending on availability of government funding and satisfactory progress made on the project.  However, under NIH policies the contracts can be terminated in whole or in part by the government for convenience at any time and in such case we would be entitled to payment of our costs incurred in the performance of the work terminated. If there were to be a decline in the demand for our services from governmental agencies, or the two governmental agencies from which we have received funding were required to reduce spending, our net revenue would be significantly impacted, which would negatively affect our business, financial condition and results of operations and may affect our ability to continue operations.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We generated a net income of $2,559,756 for the nine months ended September 30, 2014 primarily due to the settlement of the LANS matter as discussed above. We incurred a net loss of $(1,808,558) for the three months ended September 30, 2014 and for the year ended December 31, 2013 we incurred a net loss of $(3,694,786) and for the year ended December 31, 2012 we incurred a net loss of $(792,061). Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings and the settlement of the LANS litigation will provide us with enough funds to continue our operations at our current level for an additional eighteen months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations, limit our marketing expenditures and concentrate solely on our government contracting services. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

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

We expect to spend a significant amount of time and resources to develop new products and refine existing products, and have spent significant time and money developing our XRpro® instruments. We commenced development of our XRpro® instruments in the year 2000 and since then have developed four enhanced versions of our original instrument; each enhancement was developed over an approximate two year period of time. Although we do not intend to enhance our XRpro® instruments in the near future, we may be forced to do so if customers request any modifications or enhancements. Our research and development expense for the nine months ended September 30, 2014 was approximately $236,475, most of which was used to develop assays for commercial applications. In light of the long product development cycles inherent in our industry, any developmental expenditure will typically be made well in advance of the prospect of deriving revenues from the sale of new products. Our ability to commercially introduce and successfully market new products will be subject to a wide variety of challenges during this development cycle that could delay introduction of these products. In addition, since our potential customers are not expected to be obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, our operating results will suffer. Our products may also be priced higher than competitive products, which may impair commercial acceptance. We cannot predict whether new products that we expect to introduce will achieve commercial acceptance.

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

The concentration of ownership of our stock could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. Our Chief Scientific Officer beneficially owns 3,445,768 shares of our common stock, representing 78.9% (and 40.8% of the total voting power, based on the Series B entitlement of two for one votes on the number of Series B shares outstanding) of our outstanding shares of common stock. Accordingly, our Chief Scientific Officer would have significant influence over the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our securities, you may have no effective voice in the management of our Company. Such significant influence over control of our Company may adversely affect the price of our common stock. Our principal stockholder may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, as well as mergers or other business combinations which require the vote of a majority of our outstanding shares. Such significant influence may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

We are highly dependent on the employment services of key management, engineering and scientific staff. The loss of the service of any of these persons could seriously harm our product development and commercialization efforts. In addition, research, product development and commercialization will require additional skilled personnel in areas such as chemistry and biology, and software and electronic engineering and recruitment and retention of personnel, particularly for employees with technical expertise, is uncertain. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business and may result in us relocating some or all of our operations.

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

The Common Stock is not currently traded on any market. We cannot predict the extent to which investors’ interests will lead to an active trading market for our common stock once trading commences or whether the market price of our common stock will be volatile. If an active trading market does not develop, investors may have difficulty selling any of our common stock that they buy. There may be limited market activity in our stock and we are likely to be too small to attract the interest of many brokerage firms and analysts. .If we trade on OTC markets, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds as well as individual investors, follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our Company. The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

CALDERA PHARMACEUTICALS, INC.

Date: November 13, 2014	By:	/s/ Timothy Tyson
Timothy Tyson
Acting President and Chief Executive Officer (Acting Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Mark Korb
Chief Financial Officer
(Principal Financial Officer)

