Form 10-K
period 2014-12-31
XRpro Sciences, Inc.
filed 2015-03-23
CIK 1518520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number:  000-54748

XRPRO SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0982060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Kendall Square, Suite B2002

Cambridge, MA, 02139

(Address of principal executive offices) (Zip Code)

(617) 631 - 8825

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
(Title of Class)
None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014, was approximately $4,822,090 based on $1.75, the price at which the registrant’s common stock was last sold which was December 31, 2014. The registrant has provided this information as of December 31, 2014 because its common stock was not publicly traded as of the last business day of it most recent completed second quarter.

As of March 19, 2015, the issuer had 12,747,361 shares of common stock outstanding.

Documents incorporated by reference: None

FORM 10-K

PART I

Forward-Looking Statements

Many of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.  Such risks and uncertainties include the risks noted under “Item 1A Risk Factors.”  We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Caldera Pharmaceuticals,” refer to XRpro Sciences, Inc. and its subsidiaries.

Item 1.	Business

Overview

We use proprietary x-ray fluorescence technology called XRpro® to deliver ion channel screening, transporter screening, ion channel kinetics and custom screening services to our customers. Our proprietary technology is designed to detect and quantitatively analyze the x-ray signature of each element with an atomic number greater than 12, we combine the flexibility of the analysis with patented sample processing to address a wide range of ion channel and other biological targets. We believe that our technology can reduce the cost of drug discovery by detecting safety and efficacy issues at an early stage of development. To date, substantially all of our revenue has been derived from our analytical services that we have performed for United States governmental agencies. However, we expect that our revenue will be derived from (i) provision of our analytical drug discovery services to commercial customers as well as United States governmental agencies; (ii) leasing of our technology and sale of our consumables; and (iii) commercialization of new drug candidates that we identify using the XRpro® drug discovery instruments.

Since inception, we have financed our operations primarily through private sales of our securities, revenue derived from our analytical services that we have performed for United States governmental agencies and settlement of legal matters. We expect to continue to seek to obtain our required capital through the private sale of securities and revenue derived for the services we provide. To date, we have been granted twenty (20) contracts from United States governmental agencies; of which nine (9) were granted from the Department of Defense and eleven (11) were granted from the National Institutes of Health. Of such contracts, eighteen (18) have been completed and we received payment in full for all eighteen (18) completed contracts. All the contracts contained standard terms, including termination provisions which allow for the government to terminate the contract, in whole or in part, at any time for convenience. In that event, the government agency concerned would notify us of their intention to terminate, and all costs incurred in our performance of the work terminated will be recoverable and we will have no refund obligations for our research conducted to the date of termination. The contracts also contain Bayh-Dole and related provisions for disposition of intellectual property.  The Bayh-Dole Act allows small businesses, such as ours, to retain title to federally funded inventions if we follow certain procedures, including filing for patent protection and actively pursuing commercialization of the invention, and the U.S. government retains a non-exclusive, non-transferable, paid up irrevocable license, throughout the world, with respect to the invention. In addition, the U.S. government also retains a “march in” right that allows it to license the invention to third parties, without our consent, if it determines that the invention is not being made available to the public on a reasonable basis.  Set forth below are the details of the firm - fixed price contract under which we are continuing to provide services to the National Institutes of Health under which we expect to receive an additional $825,000 for our services.

Contract 2R44AI079935-03 with the National Institutes of Health; to develop strontium-selective therapies, contract amount: $3,000,000.00 operative from August 24, 2011 to July 31, 2014, approximately $2,775,000 paid to date, $225,000 remaining in contract. $2,000,000 of the grant was awarded for the period August 24, 2011 to July 31, 2013. An additional $1,000,000 was made available for us to invoice our project time and expenses against on July 9, 2013, initially expiring on July 31, 2014 and recently extended until July 31, 2015. To date we have received $775,000 under this contract and we have $225,000 remaining under the contract.

Contract number 1R43AI091186-01A1 with the National Institutes of Health; to develop Radioactive Cesium decorporation Agents, contract amount of $600,000 operative from July 1, 2014 to June 30, 2016. No funds have been received under this contract as work on the project is only expected to commence in 2015.

XRpro® Drug Discovery Services

We currently derive substantially all of our revenue from the provision of our analytical drug discovery services to the federal government. We have recently expanded our customer base and are performing pilot studies on ion channel and transporter testing with several large and specialty pharmaceutical companies. The Company believes that due to the unique properties of its technology there is the potential to convert these pilot studies into sustainable, long term commercial customers and conduct large-scale analytical services projects in collaboration with these customers to support their research and development programs.

New Drug Candidates

Often when we conduct our chemical analysis of molecules for safety and efficacy in accordance with government funded research, we discover new drug candidates.   We have developed new molecules including new MRI contrast agents, radiopharmaceuticals, anti-infectives, and therapies for heavy metal toxicity. These chemicals have been developed using our XRpro® technology and have been tested using in vitro safety and efficacy models, and initial in vivo models. We plan to further develop these molecules as far as possible using Federal contracts and grants that pay for substantially all the research and development costs and either sell them or license them to third parties who will apply for FDA approval of such drugs. We obtained a $3,000,000 grant in August 2011 from the National Institutes of Health/ National Institute for Allergies and Infectious Diseases to conduct animal trials for one of our drug candidates, which is a therapy for exposure to radioactive strontium. The grant was awarded for the period August 24, 2011 to July 31, 2014, was recently extended until July 31, 2015 depending on the availability of government funds and satisfactory progress on the project and to date we have received $775,000 under this grant and we have $225,000 remaining under the contract. We do not plan to be a pharmaceutical company but to provide analytical services. We will continue to capitalize on our technology to commercialize drug candidates from government work where appropriate.

Our Analysis Technology

Our XRpro® technology quantifies drug/protein interactions without the need to modify the drug, protein, or cell, or use expensive reagents.  We apply this technology to assay a variety of cellular processes and enzymatic functions. Cellular processes include ion channel and transporters, which we assay to determine whether a drug is safe and effective as modeled by certain cellular processes, which are typically specified by our customers.  Many technologies require that expensive reagents (substances that are added to a system in order to bring about a chemical reaction or is added to see if a reaction occurs) or “labels” be used to measure the properties of drug candidates during the drug discovery process. These reagents are expensive, toxic, subject to regulatory oversight and can introduce experimental errors. Label-free technologies are particularly sought by the pharmaceutical industry because it is believed that they provide superior data at lower cost. Our current installed capacity of our high-throughput XRpro® technology typically measures between approximately 500,000 and 2,000,000 compounds per month, depending on the assays. Our technology measures multiple parameters for both drugs and proteins, including chemical and biochemical binding and functional assays. This allows, for example, the ability to measure multiple interactions between a single drug and multiple proteins in a single measurement. We therefore measure on-target (e.g., efficacy) and off-target (e.g. side effects/toxicity) properties.

Our high throughput XRpro® technology allows us to perform assays that were previously unavailable or unacceptably expensive when performed using other technologies. Significant advantages of XRpro® according to customers include the ability to perform measurements in challenging matrices, such as serum, and the ability to conduct assays of non-electrogenic transporters.

We believe that our ability to provide our services in a cost and time efficient manner will allow us to profitably offer and expand our XRpro® drug discovery services to appropriate biotech and pharmaceutical companies.

History

XRpro, formerly known as Caldera, was founded by Dr. Benjamin Warner in 2003 at the request of the then director of Los Alamos National Laboratory (“LANL”) for the purpose of commercializing previous work done by Dr. Warner at LANL regarding the use of x-ray fluorescence to measure the chemical composition of pharmaceuticals. Dr. Warner earned his PhD in Chemistry from the Massachusetts Institute of Technology (“MIT”) in 1995. After MIT, Dr. Warner joined LANL where he held various positions including the position of Project Leader for National Security Programs from 2000 until 2004.

While at LANL, Dr. Warner patented through the auspices of the University of California (then the manager of LANL) his improvement to x-ray fluorescence technology that allowed it to be used to measure nanograms of material. This improvement made x-ray fluorescence economically feasible to measure the chemical composition of pharmaceuticals.

Dr. Warner has won numerous awards from LANL for his commercialization and patenting work, including the Distinguished Licensing Award, the Distinguished Entrepreneurial Award, the Distinguished Patent Award, and the Federal Laboratory Consortium Distinguished Service Award. Jointly with LANL, XRpro won the 2007 Federal Laboratory Consortium Award for Excellence in Technology Transfer and an R&D 100 Award. XRpro has won multiple Technology Ventures Corporation awards for top technology companies in New Mexico.

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

On December 2, 2014, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to change the name of the Company to XRpro Sciences, Inc. effective December 4, 2014.

Scientific Advantages of XRpro®

The pharmaceutical industry uses assays to measure the properties of experimental medicines. XRpro® allows previously unavailable or unacceptably expensive assays to be performed at high-throughput scales at a price that is acceptable to customers and premium relative to other high throughput assays.  XRpro® assays include:

●	Ion Channel Assays, for cardio toxicity and pain management;
●	Transporter assays for several proprietary co-transporter assays;
●	Binding assays for kinase-ATP disease models;
●	Binding assays in complex matrices;
●	Additional proprietary assays commissioned by clients

Some key features of XRpro® include:

●	Direct label-free measurements. This feature reduces assay development times, allows measurement of previously difficult or unfeasible assays, and allows significant cost reductions compared to other technology options that our clients might have.
●	Assay durability. We are able to provide services to clients in a model that allows them to protect their compound intellectual property. This distinguishes our assay service.
●	Assay performance. We have demonstrated that our assays meet client performance requirements for accuracy and precision.

Our XRpro® technology uses advances in X-ray fluorescence. Each chemical element emits X-ray photons with a characteristic energy. We exploit this effect and have applied it to drug discovery. By taking a single spectrum, within a few seconds we can simultaneously measure all elements with an atomic number greater than 12 (Al and higher). This enables us to qualitatively and quantitatively interrogate many aspects of cell biology:

●	Ions important for measuring ion channels and transporters (Rb+, Zn++, Ca++, K+, etc.)
●	Transition metal- and nucleotide-based cofactors
●	Kinase and phosphatase activity (by monitoring P and S)
●	HTS of peptides and proteins
●	Drugs containing a halogen or other heteroatom

Recent Events

Financing

On January 31, 2015, in accordance with the terms of the various exchange agreements (the “Series B Preferred Stock Exchange Agreements”) entered into between the Company, and the holders of its outstanding Series B Preferred Stock, each holder of Series B Preferred Stock  exchanged all of their shares of Series B Preferred Stock for the number of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) determined by dividing the sum of the amount of the holder’s initial investment in the Series B Preferred Stock, plus all accrued and unpaid dividends owed to the holder, by $1.75. All 2,133,947 outstanding shares of the Company’s Series B Preferred Stock, including accrued and unpaid dividends thereon, were exchanged for 3,607,591 shares of the Common Stock, resulting in no shares of Series B Preferred Stock remaining outstanding.

In addition, on January 31, 2015 the Company entered into: (i) exchange agreements (the “Series B Preferred Stock and Warrant Exchange Agreements”) with the holders of the warrants that were issued as part of the private placement of the Series B Preferred Stock (the “Existing Series B Warrants”) to exchange both Series B Preferred Stock for Common Stock and their Existing Series B Warrants, (ii) exchange agreements (the “Bridge Warrant Exchange Agreements”) with the holders (the “Bridge Warrant Holders”) of its warrants that were issued in connection with the Company’s bride note financing (the “Existing Bridge Warrants”), and (iii) exchange agreements (the “Placement Agent Exchange Agreements”) with Taglich Brothers, Inc. and its designees (the “Placement Agent Warrant Holders”) that were issued warrants as compensation for the placement agent services provided in connection with the private placement of the Series B Preferred Stock (the “Existing Placement Agent Warrants”). The Existing Series B Warrants, the Existing Bridge Warrants and the Existing Placement Agent Warrants are collectively referred to as the “Existing Warrants”. Pursuant to the terms of the Bridge Warrant Exchange Agreements, the Series B Preferred Stock and Warrant Exchange Agreements and the Placement Agent Exchange Agreements, the Existing Bridge Warrants, the Existing Series B Warrants and the Existing Placement Agent Warrants were exchanged for new warrants (the “Series B Exchange Warrants,” the “Bridge Exchange Warrants” and the “Placement Agent Exchange Warrants”), which have substantially similar terms to the Existing Warrants except that: (i) the exercise price of the Series B Exchange Warrants, the Bridge Exchange Warrants and the Placement Agent Exchange Warrants are 30% less than the exercise price of the Existing Warrants for which they were exchanged (such that: (x) the Bridge Exchange Warrants have an exercise price of $2.10; (y) the Placement Agent Exchange Warrants have an exercise price of $1.925; and (z) the Series B Exchange Warrants have an exercise price of $1.75); (ii) the Bridge Exchange Warrants, the Series B Exchange Warrants and the Placement Agent Exchange Warrants do not contain anti-dilution price protection for issuances of securities at per share prices that are lower than the exercise price; (iii) the Bridge Exchange Warrants, the Series B Exchange Warrants and the Placement Agent Exchange Warrants are assignable by their holders; and (iv) the Bridge Exchange Warrants, the Series B Exchange Warrants and the Placement Agent Exchange Warrants provide for certain buy-in-rights in the event that the Company fails to deliver shares of Common Stock underlying the warrant in a timely manner.

On December 31, 2014, the Company,  sold in a private placement offering (the “Offering”) 716,981 units at a per unit price of $7.00, each unit (the “Units”) consisting of four shares of common stock of the Company (the “Shares”) and a five year warrant (the “Offering Warrants”) to acquire one share of the Company’s Common Stock at an exercise price of $1.75 per share, to accredited investors for aggregate cash proceeds of $5,018,867 pursuant to a master purchase agreement entered into with the investors (the ”Purchase Agreements”). On January 7, 2015, the Company consummated the second closing in the Offering and sold an additional 548,019 Units for additional aggregate cash proceeds of $3,836,133. The aggregate total number of Units sold in both closings was 1,265,000 Units for total gross proceeds of $8,855,000. The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes. The sale was part of a private placement offering in which the Company offered for sale on a “best efforts–all or none” basis up to 571,429 units (gross proceeds of $4,000,000 and on a “best efforts” basis the remaining 693,571 units for a maximum of 1,265,000 Units (gross proceeds of $8,855,000).

The Offering Warrants contain cashless exercise provisions, have an initial exercise price of $1.75 per share and are exercisable for a period of five (5) years from the date of issuance. Each warrant is exercisable for one (1) share of Common Stock, which resulted in the issuance of the Offering Warrants exercisable to purchase an aggregate of 1,265,000 shares of Common Stock in the Offering.

The Company retained Taglich Brothers, Inc., as the exclusive placement agent for the Offering. In connection therewith, the Company agreed to pay the placement agent an eight percent (8%) commission from the gross proceeds of the Offering ($708,400) and reimbursed approximately $35,000 in respect of out of pocket expenses, FINRA filing fees and related legal fees incurred by the placement agent in connection with the Offering. The Company also issued the placement agent a five-year warrant exercisable for an aggregate amount of 506,000 shares of Common Stock at an exercise price of $1.75 per share and an advisory warrant exercisable for an additional 200,000 shares of Common Stock at an exercise price of $1.75 per share (the “Placement Agent Warrants”).

In connection with the Offering, the Company has agreed to prepare and file a registration statement with the SEC within ninety (90) days of the final closing date of the Offering (January 7, 2015) for the resale by the purchasers of all of the Shares and the Common Stock underlying the Offering Warrants and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto.  In addition, the Company has agreed to register the shares of Common Stock underlying the Placement Agent Warrants.

On March 6, 2014, the Company and Dr. Benjamin Warner entered into a confidential settlement agreement with Los Alamos National Security LLC (“LANS”), The Regents of the University of California, the UChicago Argonne, LLC and certain individuals (the “Parties”) relating to the following:

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

(iii)	a lawsuit, Caldera Pharmaceuticals, Inc. v. The Regents of the University of California, et al., Case No. 2011-L-9329, brought in the Circuit Court of Cook County, Illinois, County Department – Law Division and dismissed without prejudice on or about July 26, 2013 (collectively the “Actions”).

The agreement called for the Parties to:

(i)	mutually release each other from all existing, past, present or future claims, counter-claims, demands and causes of action;

(ii)	amend the Company’s license agreement with LANS, to include rights to certain issued and pending patents;

(iii)	return of 157,500 shares of the Company’s Common Stock; and

(iv)	pay the Company $7,000,000, which resulted in a cash settlement of approximately $5,852,000 after the deduction of initial legal expenses with total expenses still pending.

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

The proceeds received of $7,000,000 have been recognized as “other income”. Any additional proceeds we may receive or any additional expenditure incurred on this matter will be recognized as income or expense in future periods. No liability to Dentons has been recorded by the Company.

Litigation

On March 16, 2015, in a proceeding to administer the estate of the late Sigmund Eisenschenk, the Circuit Court in Cook County, Illinois (“the Court”) heard arguments relating to American Millings motion to vacate, motion for Rule 137 sanctions, and motion for partial summary judgment. The Court ruled against us as follows: (i) finding that Sigmund Eisenschenk’s rights in our stock were not collected, recalled, or cancelled pursuant to an August 17, 2010, Judgment Order entered by the Honorable Amy J. St. Eve in the U.S. District Court for the Northern District of Illinois, Case No. 08 C 754, the October 28, 2010 Assignment of Judgment and Settlement Agreement, or otherwise by us, and therefore the Estate of Sigmund Eisenschenk owns no less than 177,500 shares of our stock (which shares were previously held by Sigmund Eisenschenk having a current value of $1.75 per share); ii) partially vacating Michael T Lyon or the Michael T Lyon Profit Sharing Plan and Richard Lane’s claims against the Estate and finding that a portion of these claims were partially satisfied by Eisenschenk during his life through collection of Eisenschenk’s interest in certain real estate; and iii) allowing the recovery of Rule 137 sanctions against us, Michael T Lyon or the Michael T Lyon Profit Sharing Plan, Richard Lane and Aaron Crane, the previous administrator of the Estate, based upon the Court’s finding that the October 9, 2012 claims filed against the Estate by Michael Lyon, Richard Lane and Aaron Crane, for the collection on the Judgment Order in the United States District Court, Northern District of Illinois, Eastern Division, in No. 08 C 754 (the “Claims”), were not well grounded in fact and not warranted by existing law, or a good faith argument for the extension, modification or reversal of existing law as the Judgment Order had already been partially satisfied by Michael Lyon and Richard Lane’s collection of certain real estate property owned by the late Sigmund Eisenschenk. The Court further found that Michael Lyon, Richard Lane, Aaron Crane’s and our testimony, in support of the Claims, constituted misrepresentations upon the Court, that the Claims were brought for an improper purpose, that we and Crane operated without candor to the Court, misrepresented facts, and failed to disclose conflicts to the Court. The amount of the sanctions to be assessed against them and us for expenses, attorney’s fees and costs associated with this matter are yet to be determined. Claims for attorney’s fees, expenses and costs are required to be filed with the Court on April 1, 2015. We will be given an opportunity to respond to the claims. The case is scheduled for a status on the claims on April 6, 2015. We are currently considering our options and have charged other expense and accrued a liability of $490,625 in our financial statements for the year ended December 31, 2014 relating to these court orders.

Corporate Information

We were incorporated in the State of Delaware on November 12, 2003.  Our principal executive offices are located at One Kendall Square, Suite B2002, Cambridge, Massachusetts, 02139 our telephone number is (617) 631-8825.

Employees

As of February 28, 2015, we employed nine full time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Available Information

Additional information about XRpro Sciences is contained at our website, www.xrpro.com. Information on our website is not incorporated by reference into this report. We make available on our website, www.xrpro.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the SEC. Our phone number is (617) 631-8825 and our facsimile number is (302) 347-1326.

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

For the year ended December 31, 2014 we had a net income of $49,517, primarily due to the settlement of the LANS matter, discussed above, and for the year ended December 31, 2013, we had a net loss of $(3,694,786).  We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans for the sale of our instruments and services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

Substantially all of our net revenue has been generated from services provided to governmental agencies.  If such agencies were to terminate their existing agreement with us or no longer continue to use our services, our net revenue and results of operations would be adversely affected.

To date we have derived substantially all of our revenue from services we performed for two governmental agencies. For the year ended December 31, 2014, the majority of our revenue was generated from government contacts (84%), and the remaining 16% was generated from commercial contracts recently undertaken; and for the year ended December 31, 2013, substantially all of our revenue was derived from two different research projects for the same two governmental agencies. For the year ended December 31, 2012 substantially all of our revenue was derived from three different research projects for the same two governmental agencies. For the year ended December 31, 2011, ninety six percent (96%) of our revenue was derived from six different research projects for the same two governmental agencies. As of the date hereof we have two existing contracts with the National Institutes of Health (“NIH”) pursuant to which we are continuing to perform services.

We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012 which was fully utilized and expired on July 31, 2013, a further $1,000,000 (of which we have received $775,000 to date) was made available to us on July 9, 2013 for the period August 1, 2013 to July 2014, recently extended to July 2015, depending on availability of government funding and satisfactory progress made on the project.  However, under NIH policies the contracts can be terminated in whole or in part by the government for convenience at any time and in such case we would be entitled to payment of our costs incurred in the performance of the work terminated. If there were to be a decline in the demand for our services from governmental agencies, or the two governmental agencies from which we have received funding were required to reduce spending, our net revenue would be significantly impacted, which would negatively affect our business, financial condition and results of operations and may affect our ability to continue operations.

We were awarded Contract number 1R43AI091186-01A1 with the National Institutes of Health; to develop Radioactive Cesium decorporation Agents on June 23, 2014 for an amount of $600,000 operative from July 1, 2014 to June 30, 2016. No funds have been received under this contract as work on the project is only expected to commence in 2015.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We generated a net income of $49,517 for the year ended December 31, 2014 primarily due to the settlement of the LANS matter as discussed above. We incurred a net loss of $(3,694,786) for the year ended December 31, 2013. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings and the settlement of the LANS litigation will provide us with enough funds to continue our operations at our current level for at least an additional 30 months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations, limit our marketing expenditures and concentrate solely on our government contracting services. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

We may not be able to utilize our tax net operating loss carry-forwards to offset future taxable income.

At December 31, 2014 the Company had approximately $5,523,000 in tax net operating loss carry-forwards available to offset future taxable income, thereby potentially reducing our future tax expense/liabilities.  However, these tax net operating loss carry-forwards may be limited in accordance with IRC Section 382 following a more than 50 percentage point change in ownership, in aggregate during any three year look-back period.  This potential limitation on our ability to use our tax net operating loss carry-forwards to offset future taxable income could result in increased tax expense/liabilities and decreased net earnings.  These loss carry-forwards expire through 2033 if unused.

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

We rely on one outside vendor to manufacture substantial portions of critical hardware that will be used with or included in our XRpro® instruments. We have an agreement with our equipment supplier for an indefinite period of time to develop a product that incorporates our technology with a product already produced by them. Our agreement provides that we will not develop, manufacture, or distribute products that compete directly or indirectly with the product that is supplied by them and incorporated into the XRPro® instruments during the term of the agreement and for a period of three years subsequent to the termination of the agreement if we should terminate the agreement for any reason. Our agreement may be terminated by either party without cause upon six months prior written notice.  Our supplier is located in Berlin, Germany and its ability to perform the agreement will be affected by the quality controls in Germany, which may be different than those in the United States, as well as the regional or worldwide economic, political or governmental conditions.  Disruptions in international trade and finance or in transportation may have a material adverse effect on our business, financial condition and results of operation.  Any significant disruption in the Company’s operations for any reason, such as regulatory requirements, scheduling delays, quality control problems, loss of certifications, power interruptions, fires, hurricanes, war or threats of terrorism, labor strikes, contract disputes, could adversely affect our sales and customer relationships. There can be no assurances that a third party contract manufacturer will be able to meet the design specifications of our technology.

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

We expect to spend a significant amount of time and resources to develop new products and refine existing products, and have spent significant time and money developing our XRpro® instruments. We commenced development of our XRpro® instruments in the year 2006 and since then have developed four enhanced versions of our original instrument; each enhancement was developed over an approximate two year period of time. We enhance our XRpro® instruments on a regular basis, including recent improvements to the throughput capabilities of the instrument, increasing production efficiency. We may also be required to make modifications or enhancements at the request of our customers. Our research and development expense for the year ended December 31, 2014 was approximately $309,747, most of which was used to develop assays for commercial applications. In light of the long product development cycles inherent in our industry, any developmental expenditure will typically be made well in advance of the prospect of deriving revenues from the sale of new products. Our ability to commercially introduce and successfully market new products will be subject to a wide variety of challenges during this development cycle that could delay introduction of these products. In addition, since our potential customers are not expected to be obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, our operating results will suffer. Our products may also be priced higher than competitive products, which may impair commercial acceptance. We cannot predict whether new products that we expect to introduce will achieve commercial acceptance.

Our limited marketing capability may limit our ability to gain commercial acceptance of our XRpro® instrument and cause our future operating results to suffer.

Our future operating results will suffer if our products do not achieve commercial acceptance. Our ability to gain commercial acceptance of our XRpro® product will be limited by our marketing capability. We have recently increased our financial resources, and intend improving our sales efforts by hiring appropriate resources on our XRpro® products and our marketing efforts. We have not sold or leased any XRpro® instruments and to date no one other than us has used the XRpro® instrument to perform analytical services.

Our Chief Scientific Officer beneficially owns a substantial portion of our outstanding Common Stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company.

The concentration of ownership of our stock could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his shares. Our Chief Scientific Officer beneficially owns 3,504,804 shares of our Common Stock, representing 27.1% of our outstanding shares of Common Stock. In addition, our directors as a group beneficially own 6,130,841 shares of our Common Stock, representing 43.2% of our outstanding shares of Common Stock. Accordingly, our Chief Scientific Officer alone and together with our directors would have significant influence over the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our securities, you may have no effective voice in the management of our Company. Such significant influence over control of our Company may adversely affect the price of our Common Stock. Our principal stockholder may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, as well as mergers or other business combinations which require the vote of a majority of our outstanding shares. Such significant influence may also make it difficult for our stockholders to receive a premium for their shares of our Common Stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock.

If we deliver products or services with defects, our credibility will be harmed and the sales and market acceptance of our products will decrease.

Our products and services are complex and may at times contain errors, defects and bugs when introduced. If in the future we deliver products or services with errors, defects or bugs, our credibility and the market acceptance and sales of our products would be harmed. Further, if our products or services contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We may agree to indemnify our customers in some circumstances against liability arising from defects in our products or services. In the event of a successful product liability claim, we could be obligated to pay significant damages.

Most of our potential customers are from the pharmaceutical and biotechnology sector and are subject to risks faced by those industries.

We expect to derive a significant portion of our future revenues from sales to customers in the pharmaceutical and biotechnology sector, which includes governments and private companies. As a result, we will be subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries, such as availability of capital and reduction and delays in research and development expenditures by companies in these industries, pricing pressures as third-party payers continue challenging the pricing of medical products and services, government regulation, and the uncertainty resulting from technological change.

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

We have claims and lawsuits against us that may result in material adverse outcomes.

On March 16, 2015, the Circuit Court in Cook County, Illinois ruled against us and held that the Estate of Sigmund Eisenschenk owns no less than 177,500 shares of our stock. The Court further awarded sanctions against us in an amount not yet determined. The Court has  yet to rule on certain other claims made by the Estate, which relate to a further 472,500 shares of our stock. We are also subject to other claims and other lawsuits in which adverse outcomes could result in significant monetary damages. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

We are obligated to file with the SEC annual and quarterly information and other reports that are specified in the Securities Exchange Act of 1934 (the “Exchange Act”). We are also subject to other reporting and corporate governance requirements under the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated thereunder, all of which impose significant compliance and reporting obligations upon us.

Our internal controls over financial reporting are not effective which could have a significant and adverse effect on our business and reputation.

As a public reporting company, we are in a continuing process of developing, establishing, and maintaining internal controls and procedures that allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting if and when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company. Our management is required to report on our internal controls over financial reporting under Section 404. If we fail to achieve and maintain the adequacy of our internal controls, we would not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Our Management has determined that the adequacy of our internal controls is not effective and is therefore unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, that must be performed may reveal other material weaknesses or that the material weaknesses described above have not been fully remediated. If we do not remediate any material weaknesses identified, or if other material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.

Future sales of our Common Stock by our existing shareholders could cause our stock price to decline.

We currently have 12,747,361 shares of our Common Stock outstanding. All of such shares are eligible for resale under Rule 144; however, 4,648,364 are held by affiliates and are subject to certain volume limitations.  If our shareholders sell substantial amounts of our Common Stock in the public market at the same time, the market price of the Common Stock could decrease significantly due to an imbalance in the supply and demand of our Common Stock. Even if they do not actually sell the stock, the perception in the public market that our shareholders might sell significant shares of the Common Stock could also depress the market price of the Common Stock.

A decline in the price of shares of our Common Stock might impede our ability to raise capital through the issuance of additional shares of our Common Stock or other equity securities, and may cause you to lose part or all of your investment in our shares of Common Stock.

We do not expect to pay dividends on our Common Stock in the foreseeable future.

The Company does not expect to pay dividends on its Common Stock for the foreseeable future, and it may never pay dividends.  Consequently, the only opportunity for Common Stockholders to achieve a return on their investment may be if a trading market develops and common stockholders are able to sell their shares for a profit or if our business is sold at a price that enables common stockholders to recognize a profit. Our Series A Preferred stockholders are entitled to an annual dividend of $0.46 for each share of Series A Preferred, payable in cash or Common Stock, at the election of the holder, on January 31 of each year. The Company currently intends to retain any future earnings other than those paid as dividends to the Series A or any other class of preferred stock to support the development and expansion of its business and does not anticipate paying cash dividends for the foreseeable future. The Company’s payment of any future dividends will be at the discretion of its board of directors after taking into account various factors, including but not limited to its financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that it may be a party to at the time. In addition, the Company’s ability to pay dividends on its Common Stock may be limited by state law. Accordingly, the Company cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of the Company’s business or dividends on their Series A Preferred. At the present time there is no trading market for the Company’s shares. Therefore, holders of the Company’s securities may be unable to sell them. The Company cannot assure investors that an active trading market will develop or that any third party will offer to purchase its business on acceptable terms and at a price that would enable its investors to recognize a profit.

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

Our board of directors is authorized by our charter to create and issue preferred stock. Certain of the rights of holders of preferred stock take precedence over the rights of holders of Common Stock. We are authorized to issue 10,000,000 shares of Preferred Stock, of which 3,000,000 are designated as Series B Preferred and 400,000 are designated as Series A Preferred. We currently have no shares of Series B and 105,000 shares of Series A preferred stock outstanding.  Series A Preferred are entitled to a dividend of $.46 per share each year payable in cash or stock at the option of the holder and Series A Preferred stock are entitled to a preference upon our liquidation, dissolution or winding up.

The Series A Preferred shares are convertible voluntarily at the election of the holder or automatically ten trading days after delivery to the holder by us of a notice that the volume-weighted average closing price of our Common Stock over the ten trading days immediately preceding the date of notice is at least $10.00 per share. The holders of the Series A Preferred and the shares of Common Stock and warrants issued in our private placement offering that was consummated in January 2015 are also entitled to registration rights with respect to such shares.  We may issue additional shares of Series B or Series A Preferred in addition to other preferred stock. As future tranches of capital are received by the Company, additional preferred stock may be issued which such terms and preferences as are determined in the sole discretion of our board of directors. The rights of future preferred stockholders could delay, defer or prevent a change of control, even if the holders of Common Stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

Our Common Stock is not currently traded on any market, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

The Common Stock is not currently traded on any market and therefore no public market for our Common Stock exists. Accordingly, investors will have great difficulty selling any of our securities. Even if our Common Stock becomes traded on a securities exchange, we cannot predict the extent to which investors’ interests will lead to an active trading market for our Common Stock or whether the market price of our Common Stock will be volatile or exceed the price paid by investors for the Common Stock or the exercise price of our Warrants outstanding. If an active trading market does not develop, investors will continue to have difficulty selling any of our Common Stock. There may be limited market activity in our stock and we are likely to be too small to attract the interest of many brokerage firms and analysts. If we trade on OTC markets, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds as well as individual investors, follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile, thinly traded and the market price of the Common Stock may not accurately reflect the underlying value of our Company. The market price of our Common Stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our Common Stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

The application of the “penny stock” rules to our Common Stock could limit the trading and liquidity of the Common Stock, adversely affect the market price of our Common Stock and increase your transaction costs to sell those shares.

If our Common Stock becomes traded on a securities market or exchange, as long as the trading price of our Common Stock is below $5 per share, the open-market trading of our Common Stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our Common Stock, reducing the liquidity of an investment in our Common Stock and increasing the transaction costs for sales and purchases of our Common Stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

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

Our Board of Directors and stockholders approved a 1-for-2 reverse stock split of our outstanding common stock. However, the reverse stock split may not increase our stock price sufficiently once the stock is trading and we may not be able to list our common stock on a national securities exchange.

We expect that the reverse stock split of our outstanding common stock will increase the market price of our common stock once our stock is trading and enable us to meet the minimum market price requirement of the listing rules of a national securities exchange. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our common stock following the reverse stock split will not increase sufficiently for us to be in compliance with the minimum market price requirement of a national securities exchange, or if it does, that such price will be sustained. If we are unable to meet the minimum market price requirement, we may be unable to list our shares on a national securities exchange, in which case such an offering may not be completed.

Even if the reverse stock split achieves the requisite increase the market price of our common stock, there can be no assurance that we will be approved for listing on a national securities exchange or able to comply with other continued listing standards of a national securities exchange.

Even if the market price of our common stock increases sufficiently so that we comply with the minimum market price requirement, we cannot assure you that we will be able to comply with the other standards that we are required to meet in order to be approved for listing on a national securities exchange or maintain a listing of our common stock on such exchange. Our failure to meet these requirements may result in our common stock being delisted from a national securities exchange.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split. In addition, the reverse stock split may increase the number of shareholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Cambridge

We lease approximately 2,813 square feet at One Kendall Square, Suite B2002, Cambridge, Massachusetts 02139 where our main laboratory and corporate head office is located. The term of the original lease expired May 31, 2014. The monthly rental amounts were $15,118. The lease is under renewal arrangements for a period of eighteen months terminating on December 31, 2015 and the monthly rental amounts are approximately $16,291.

The Company entered into a corporate apartment lease agreement in Cambridge, Massachusetts effective June 4, 2013. The monthly rental amounts were $3,325 and the term of the lease expired June 3, 2014. The lease was not renewed and instead we entered into a new one year lease on August 1, 2014 with monthly rental amounts of $2,500. The Company entered into a second corporate apartment lease agreement in Cambridge Massachusetts, effective February 1, 2014. This lease was terminated early during September 2014 with the payment of early settlement penalties of $4,346. The Company entered into a further apartment lease agreement effective October 10, 2014 and terminating on July 6, 2015. The monthly rental amounts to $3,351.

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

Suit against The Regents of the University of California, Los Alamos National Security, et al.

On March 6, 2014, the Company and Dr. Benjamin Warner entered into a confidential settlement agreement with Los Alamos National Security LLC (“LANS”), The Regents of the University of California, the UChicago Argonne, LLC and certain individuals (the “Parties”) relating to the following:

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

The agreement called for the Parties to:

(i)	mutually release each other from all existing, past, present or future claims, counter-claims, demands and causes of action;

(ii)	amend the Company’s license agreement with LANS, to include rights to certain issued and pending patents;

(iii)	return of 157,500 shares of the Company’s Common Stock; and

(iv)	pay the Company $7,000,000, which resulted in a cash settlement of approximately $5,852,000 after the deduction of initial legal expenses with total expenses still pending.

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

Joel Bellows Suit

On January 18, 2014, the Company reached a settlement agreement with Bellows during a pre-trial settlement conference. Subsequent to the pre-trial settlement conference, the parties were unable to agree to terms relating to the conversion of preferred A shares to yet-to-be issued preferred B shares. On April 30, 2013, the Circuit Court of Cook County, Illinois, compelled the Company to execute a version of the settlement agreement proposed by Bellows incorporating a conversion formula that the Company expressly rejected. The Circuit Court also dismissed Bellows’ lawsuit against the Company pursuant to the settlement agreement. The Company has, thus far, performed the terms of the Court ordered settlement agreement under protest and reservation of rights. The Company has paid Bellows $240,000 pursuant to the disputed settlement agreement, together with interest thereon. The Company has also issued 105,000 shares of Series A Stock to Joel Bellows, in exchange for his 105,000 common shares under protest and reservation of rights. The Company’s motion for reconsideration of the April 30, 2013, order was heard on September 25, 2013 and denied. On December 5, 2013, the Company and Dr. Benjamin Warner filed a notice of appeal in the First District Appellate Court of Illinois. On December 26, 2014, the First District Appellate Court of Illinois dismissed the Company’s appeal as moot.

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

On October 3, 2014, the Company and the Board of Directors filed a motion to disqualify Bellows Law Group, P.C. pursuant to Rules 1.9 and 1.10 of the Illinois Code of Professional Conduct. On December 2, 2014, Bellows Law Group PC voluntarily withdrew as counsel for Joel Bellows. Joel Bellows is now represented by attorney Cary Goldberg.

On January 9, 2015, the Company and the Board of Directors filed a motion to dismiss Counts I of the complaint pursuant to 735 ILCS 5/2-619(a)(9) and to dismiss Counts II and III of the complaint pursuant to 735 ILCS 5/2-615. Bellows filed a response to the motion to dismiss on February 4, 2015.

On February 23, 2015, Bellows filed a motion for leave to file a first amended complaint. On February 23, 2015, Bellows’ was granted leave to file his first amended complaint. Bellows filed his first amended complaint on February 23, 2015.

In his first amended complaint, Bellows alleges that the Company is obligated, pursuant to the terms of a private placement memorandum, to pay him a dividend of $0.46 for each share of Series A preferred stock on January 1 of each year (subject to pro rations for any short year) in (i) cash; or (ii) fully paid and non-assessable shares of common stock of the corporation at a price of $5.70 per common share, at his option. Bellows alleges that the Company paid him a partial dividend of $29,773.97 after he filed his original complaint. He alleges that the Company continues to violate his rights under the private placement memorandum by willfully refusing to pay him the remainder of the dividends due in the alleged amount of $16,144.00, interest on the late dividends due and interest on the unpaid dividends. Bellows also alleges that the Company has a continuing obligation to pay him an annual dividend under the terms of a court ordered settlement. Bellows alleges that the Company’s refusal to pay his dividends is also a breach of the settlement agreement. He alleges that the Company’s breach entitles him to attorneys’ fees.

Bellows also alleges that certain members of the Board of Directors breached their duties of loyalty, good faith and fair dealing to Bellows by knowingly refusing to distribute the remaining dividends to Bellows to which he was entitled. Bellows contends that he has been injured in his business and property and irreparably harmed in that he has not received the true value of his equity ownership in the Company.

Bellows also alleges that a judgment conveyed to him by the Company under the terms of a court ordered settlement agreement was fictitious. He contends that his acceptance of the purported asset as part of the settlement was secured by the fraud of the Company and Benjamin Warner, acting in concert with Michael Lyon and Richard Lane.

In his amended complaint, Bellows seeks the following relief against the company on his allegations of breach of contract: (1) an award of compensatory damages of no less than $30,000.00; (2) prejudgment interest; (3) all costs and reasonable attorneys’ fees incurred by Bellows; (4) such other relief as may be just and proper. Bellows seeks the following relief against the Board of Directors on his allegations of breach of fiduciary duty: (1) an award of compensatory damages of no less than $30,000.00; (2) an award of punitive damages in an amount not less than $60,000.00; (3) costs, expenses and interest; (4) attorneys’ fees; and (5) such other relief as may be just and equitable. Bellows also seeks the following relief against the Company and Benjamin Warner on his allegations of fraud and deceit: (1) compensatory damages of no less than $50,000.00, and (2) punitive damages as a multiple of compensatory damages.

On March 16, 2015, the Company filed a second motion to disqualify the Bellows Law Group, P.C and Bellows & Bellows, P.C.

The Company believes that the litigation is entirely without merit as the declaration of any cash dividends was not permissible under Delaware law due to the financial condition of the Company at the time. Due the improvement in the financial condition of the Company subsequent to March 6, 2014, the dividend owing to the Series A shareholder has subsequently been declared and the amount due to Mr. Bellows has been paid to him. The Company’s response to the amended complaint is due March 23, 2015.

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

In the complaint, Bellows alleges that an actual controversy exists between the parties whether Bellows is entitled to immediate redemption of his Series A cumulative preferred stock. Bellows seeks a declaration and order that the Company is immediately obligated to redeem all 105,000 shares of his Series A cumulative preferred stock for a total price of $778,050.00. Bellows alleges that the Company’s refusal to redeem his Series A cumulative preferred stock is a breach of the court ordered settlement. Bellows also alleges that the Company’s refusal to redeem his Series A cumulative preferred stock is a breach of the June 24, 2011 private placement memorandum. Bellows also asserts that Benjamin Warner, as an officer and director of the Company, breached his duties of loyalty, care, independence, and good faith and fair dealing to Bellows by knowingly failing to have the Company redeem his Series A shares, failing to provide him with information concerning his redemption rights, and putting his interests ahead of Bellows’ rights. Bellows alleges that he suffered damages, as a result, of at least $778,050.00.

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

On October 7, 2014, the Company and Benjamin Warner filed a motion to disqualify Bellows Law Group, P.C. and Bellows & Bellows, PC, pursuant to Rules 1.9 and 1.10 of the Illinois Code of Professional Conduct. On December 2, 2014, Bellows Law Group PC voluntarily withdrew as counsel for Joel Bellows. Joel Bellows is now represented by attorney Cary Goldberg.

On November 4, 2014, Bellows sought, and was granted, a substitution of judges as of right and the case was reassigned to Judge David Atkins.

On December 30, 2014, the Company and Benjamin Warner filed a motion to dismiss Counts I, II and IV of the complaint pursuant to 735 ILCS 5/2-615 and to dismiss Counts I and III of the complaint pursuant to 735 ILCS 5/2-619(a)(9). Bellows filed a response to the motion to dismiss on February 4, 2015. The Company filed its reply brief on March 13, 2015. A hearing is scheduled for April 29, 2015.

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

On July 11, 2014, the Company removed the Petition for Citation to Recover to the Northern District of Illinois.  On August 12, 2014, QTM filed a motion to remand the petition to the state court. After considering the written submissions of the parties, Judge Harry Leinenweber entered an order remanding the Petition to state court and denying QTM’s request for attorney fees.

On February 18, 2015, a Claimant, American Milling LP (“American Milling”) filed a motion to vacate two orders entered on November 26, 2014, allowing Michael T. Lyon and Richard Lane’s claims (“Claims”) against the Estate. American Milling contends that the Claims were fraudulently filed by Lyon and Lane who had no interest in the underlying judgments. American Millings also contends that the judgments were partially satisfied and the Claims should not have been allowed for the full amount of the judgments. On February 18, 2015, American Milling also filed a motion for sanctions against the Company and Crane pursuant to Illinois Supreme Court Rule 137 alleging that the Company and Crane convinced Lyon and Lane to file the allowed claims in an attempt to improperly recover under a judgment that was partially satisfied. On February 18, 2015, American Milling also filed a motion for partial summary judgment of the citation to recover against Caldera seeking a finding that the Estate owns at least 177,500 shares of the Company, which represents a portion of the Company’s shares at issue in the citation proceedings.

On March 4, 2015, the Company and Crane filed a response to American Millings motion to vacate asking the Court to vacate the allowed Claims but not for the reasons claimed by American Milling. The Company and Crane also filed briefs in opposition to the request for sanctions and in opposition to summary judgment.

On March 16, 2015, in a proceeding to administer the estate of the late Sigmund Eisenschenk, the Circuit Court in Cook County, Illinois (“the Court”) heard arguments relating to American Millings motion to vacate, motion for Rule 137 sanctions, and motion for partial summary judgment. The Court ruled against us as follows: (i) finding that Sigmund Eisenschenk’s rights in our stock were not collected, recalled, or cancelled pursuant to an August 17, 2010, Judgment Order entered by the Honorable Amy J. St. Eve in the U.S. District Court for the Northern District of Illinois, Case No. 08  C 754, the October 28, 2010 Assignment of Judgment and Settlement Agreement, or otherwise by us, and therefore the Estate of Sigmund Eisenschenk owns no less than 177,500 shares of our stock (which shares were previously held by Sigmund Eisenschenk having a current value of $1.75 per share); ii) partially vacating Michael T Lyon or the Michael T Lyon Profit Sharing Plan and Richard Lane’s claims against the Estate and finding that a portion of these claims were partially satisfied by Eisenschenk during his life through collection of Eisenschenk’s interest in certain real estate; and iii) allowing the recovery of Rule 137 sanctions against us, Michael T Lyon or the Michael T Lyon Profit Sharing Plan, Richard Lane and Aaron Crane, the previous administrator of the Estate, based upon the Court’s finding that the October 9, 2012 claims filed against the Estate by Michael Lyon, Richard Lane and Aaron Crane, for the collection on the Judgment Order in the United States District Court, Northern District of Illinois, Eastern Division, in No. 08 C 754 (the “Claims”), were not well grounded in fact and not warranted by existing law, or a good faith argument for the extension, modification or reversal of existing law as the Judgment Order had already been partially satisfied by Michael Lyon and Richard Lane’s collection of certain real estate property owned by the late Sigmund Eisenschenk. The Court further found that Michael Lyon, Richard Lane, Aaron Crane’s and our testimony, in support of the Claims, constituted misrepresentations upon the Court, that the Claims were brought for an improper purpose, that we and Crane operated without candor to the Court, misrepresented facts, and failed to disclose conflicts to the Court. The amount of the sanctions to be assessed against them and us for expenses, attorney’s fees and costs associated with this matter are yet to be determined. Claims for attorney’s fees, expenses and costs are required to be filed with the Court on April 1, 2015. We will be given an opportunity to respond to the claims. The case is scheduled for a status on the claims on April 6, 2015. We are currently considering our options and have charged other expense and accrued a liability of $490,625 in our financial statements for the year ended December 31, 2014 relating to these court orders.

Suit against Peter J. Schmiedel, Administrator of the estate of Sigmund Eisenschenk

The Company instituted litigation in the First Judicial District Court for Los Alamos County, New Mexico on September 12, 2013, to obtain declaratory relief against the Estate of the late Sigmund Eisenschenk (“Eisenschenk”), seeking a declaration of the status of certain vested and unvested shares of stock of the Company that were repurchased by the Company in 2010 and transferred to the Company in 2011. Eisenschenk and others were party to a 2005 formation agreement and had executed a financing term sheet with the Company whereby Eisenschenk was to contribute capital to the Company and that Eisenschenk would also receive common shares of the Company based on his capital contribution and successful completion of a capital raising for the Company. The Company seeks a declaratory judgment stating that Eisenschenk did not satisfy the terms of the financing term sheet and that all non-vested shares which were granted to Eisenschenk were repurchased by the Company. In addition, the Company acquired a judgment against Eisenschenk from third parties and in partial satisfaction of that judgment, any vested shares owned by Eisenschenk or his controlled entities were acquired by assignment and transfer to the Company and that Eisenschenk owns no capital stock or options to acquire capital stock of the company nor has any rights thereto.

The administrator of the Eisenschenk estate filed a motion to dismiss the matter on a forum of non conveniens arguing that the proceedings mentioned above in The Citation to recovery Property against the Company and others, was the appropriate forum to adjudicate the Company’s claims. This motion was denied, which was responded to by an answer contesting the allegations made by the Company and asserting a continued interest of Eisenschenk in the capital stock of the Company. This matter is tentatively scheduled for a trial on the merits on June 15, 2015. There is a possibility that the Illinois court in The Citation to recovery Property against the Company and others may make a ruling before the New Mexico trial is completed.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our Common Stock is not currently trading on any established market.

As of March 10, 2015, there were 280 holders of our Common Stock, no holders of Series B Preferred Stock and one holder of Series A Preferred Stock.

The Board of Directors and stockholders owning in excess of  majority of the voting securities of the Company approved the filing of an amendment to the Company’s Certificate of Incorporation to effect a 1-for-2 reverse stock split of its issued and outstanding shares of common stock.  The Company intends to file a Certificate of Amendment to its Certificate of Incorporation to effectuate the reverse stock split shortly after the filing with the Securities and Exchange Commission of this Annual Report on Form 10-K for the year ended December 31, 2014.

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

Not applicable.

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

Overview and Financial Condition

We use proprietary x-ray fluorescence technology called XRpro® to deliver ion channel screening, ion channel kinetics and custom screening services to our customers. Our proprietary technology is designed to detect and quantitatively analyze the x-ray signature of each element with an atomic number greater than 12, we combine the flexibility of the analysis with patented sample processing to address a wide range of ion channel and other biological targets. We believe that our technology can reduce the cost of drug discovery by detecting safety and efficacy issues at an early stage of development. To date, substantially all of our revenue has been derived from our analytical services that we have performed for United States governmental agencies. However, we expect that our future revenue will be derived from (i) provision of our analytical drug discovery services to commercial customers as well as United States governmental agencies; (ii) sale of instruments and consumables; and (iii) commercialization of new drug candidates that we identify using the XRpro® drug discovery instruments.

Since inception, we have financed our operations primarily through private sales of our securities, revenue derived from our analytical services that we have performed for United States governmental agencies and settlement of legal matters. We expect to continue to seek to obtain our required capital through the private sale of securities and revenue derived for the services we provide. To date, we have been granted twenty (20) contracts from United States governmental agencies; of which nine (9) were granted from the Department of Defense and eleven (11) were granted from the National Institutes of Health. Of such contracts, eighteen (18) have been completed and we received payment in full for all eighteen (18) completed contracts. All the contracts contained standard terms, including termination provisions which allow for the government to terminate the contract, in whole or in part, at any time for convenience. In that event, the government agency concerned would notify us of their intention to terminate, and all costs incurred in our performance of the work terminated will be recoverable and we will have no refund obligations for our research conducted to the date of termination. The contracts also contain Bayh-Dole and related provisions for disposition of intellectual property.  The Bayh-Dole Act allows small businesses, such as ours, to retain title to federally funded inventions if we follow certain procedures, including filing for patent protection and actively pursuing commercialization of the invention, and the U.S. government retains a non-exclusive, non-transferable, paid up irrevocable license, throughout the world, with respect to the invention. In addition, the U.S. government also retains a “march in” right that allows it to license the invention to third parties, without our consent, if it determines that the invention is not being made available to the public on a reasonable basis.  Set forth below are the details of the firm - fixed price contract under which we are continuing to provide services to the National Institutes of Health under which we expect to receive an additional $825,000 for our services.

Contract 2R44AI079935-03 with the National Institutes of Health; to develop strontium-selective therapies, contract amount: $3,000,000.00 operative from August 24, 2011 to July 31, 2014, approximately $2,775,000 paid to date, $225,000 remaining in contract. $2,000,000 of the grant was awarded for the period August 24, 2011 to July 31, 2013. An additional $1,000,000 was made available for us to invoice our project time and expenses against on July 9, 2013, initially expiring on July 31, 2014 and recently extended until July 31, 2015. To date we have received $775,000 under this contract and we have $225,000 remaining under the contract

Contract number 1R43AI091186-01A1 with the National Institutes of Health; to develop Radioactive Cesium decorporation Agents, contract amount of $600,000 operative from July 1, 2014 to June 30, 2016. No funds have been received under this contract as work on the project is only expected to commence in 2015.

Discussions with respect to our Company’s operations included herein include the operations of our operating subsidiary, XRpro Corp. Our Company formed XRpro Corp. on July 9, 2010. We have no other operations than those of XRpro Sciences, Inc. and XRpro Corp.

Results of Operations for the year ended December 31, 2014 and the year ended December 31, 2013.

Revenues

We had revenues totaling $541,794 and $708,273 for the years ended December 31, 2014 and 2013, respectively, a decrease of $166,479 or 23.5%. Substantially all of our revenues have been from federal government contracts. Our revenue is dependent on the number of contracts we have in operation and the progress we have made on these contracts to date. We have an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, which was fully utilized and expired on July 31, 2013 with a further $1,000,000 (of which we have received $775,000 to date) made available for us to invoice our project time and expenses against on July 9, 2013, initially expiring on July 31, 2014, and recently extended to July 31, 2015, depending on availability of government funding and satisfactory progress made on the project. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the project to date. The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project. We have been awarded a further Contract with the National Institutes of Health; to develop Radioactive Cesium decorporation Agents, the contract amount of $600,000 was awarded for the period July 1, 2014 to June 30, 2016. No funds have been received under this contract as work on the project is only expected to commence in 2015.

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

Cost of goods sold

Cost of goods sold totaled $608,050 and $507,766 for the years ended December 31, 2014 and 2013, respectively, an increase of $100,284 or 19.8%. Our cost of goods sold is dependent on the progress made on each project to date. Cost of goods sold is primarily comprised of direct expenses related to providing our services under our contracts.  These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the year ended December 31, 2014 and 2013 respectively was $232,180 and $236,451, a decrease of $4,271 or 1.8% due to a slight decrease in man hours spent on Government contracts, particularly during the last quarter of 2014. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the year ended December 31, 2014 and 2013, respectively was laboratory supplies and direct materials of $238,813 and $246,078, a decrease of $7,265 or 3.0%, the use of laboratory supplies is dependent on the amount of supplies used in developing assays for significant pharmaceutical customers. During the prior year we incurred slightly higher laboratory supply costs whilst setting up the Cambridge laboratory. During the year ended December 31, 2014 and 2013, respectively, outside contractors costs amounted to $122,368 and $22,237, an increase of $100,131, outside contractors were primarily hired during the last quarter of the prior year and continued during the current year to improve our technical skills in the laboratory.

Gross (loss)/profit

Gross (loss)/profit was $(66,256) and $200,507 for the years ended December 31, 2014 and 2013, respectively, a decrease of $266,763, or 133.0%. The decrease in gross profit is directly related to the reduction in higher margin recoverable machine time earned in the prior year. The gross profit percentage earned may not be indicative of anticipated future results due to the Company’s plan to diversify its source of revenues into the provision of services or usage arrangements.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $4,502,353 and $4,395,805 for the years ended December 31, 2014 and 2013, respectively, an increase of $106,548 or 2.4%.

The major expenses making up selling, general and administrative expenses included the following:

	Year ended December 31,		Increase/	Percentage
	2014	2013	(decrease)	change

Marketing and selling expenses	$39,817	$24,942	$14,875	59.6%
Salary expenses	763,717	690,600	73,117	10.6%
Severance pay	327,328	9,000	318,328	*
Research and development salaries	309,747	194,222	115,525	59.4%
Bonus expense	360,137	50,000	310,137	620.3%
Directors fees	152,500	6,250	146,250	*
Stock option compensation charge	702,300	660,468	41,832	6.3%
Legal fees	598,098	1,700,668	(1,102,570)	(64.8)%
Consulting fees	375,198	340,631	34,567	10.1%
Audit fees and taxation services	56,100	72,160	(16,060)	(22.2)%
Repairs and maintenance	47,922	42,197	5,725	13.6%
Rental expense	338,764	199,070	139,694	70.2%
Travel Expenses	88,528	68,224	20,304	29.8%
	$4,160,156	$4,058,432	$101,724	2.5%

* In excess of 1,000%

Marketing and selling expenses for the year ended December 31, 2014, primarily consisted of website design and development expenses to increase the relevancy and the clarity of the message we are delivering to prospective customers. The marketing and selling expense in the prior year was primarily a once off professional promotional activity.

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

Total salary expenditure for the year ended December 31, 2014 and 2013, respectively is included in the following expense categories:

	Year ended December 31,		Increase/	Percentage
	2014	2013	(decrease)	change
Cost of sales	$232,180	$236,451	$(4,271)	(1.8)%

Selling, general and administrative expenses	763,717	690,600	73,117	10.6%

Severance pay	327,328	9,000	318,328	*

Research and development salaries	309,747	194,222	115,525	59.5%

	$1,632,972	$1,130,273	$502,699	44.5%

* In excess of 1,000%

The increase in total salary expenditure for the year ended December 31, 2014 of $502,699 is primarily due to the severance pay paid to Gary Altman of $327,276 as of September 30, 2014 as well as the salary paid to Gary Altman while employed as our CEO, effective July 1, 2013, resulting in an increased expense of $77,727 for the year ended December 31, 2014, the employment of a VP of business development at an increased cost of $120,180 for the year ended December 31, 2014 offset by the resignation of our controller, resulting in a saving of $39,393 and a decrease in our sick and vacation pay accrual or $22,585 due to the reduction in the number of days owed to employees for the year ended December 31, 2014. In addition, a new Senior Scientist was employed in September 2013, resulting in an increased cost in the 2014 year of $97,387.

The salary expense included in cost of sales for the year ended December 31, 2014 decreased by $4,271 or 1.8%. The lower salary expense charged to cost of sales in the current year was primarily due to the lower level of activity on our government contracts in the current year, primarily due to the timing of when work is performed on these contracts. The decrease in salary expense charged to cost of sales for the year ended December 31, 2014 resulted in a corresponding increase in salary expense charged to Selling, general and administrative expenses and research and development salaries for the year ended December 31, 2014.

The salary expense charged to Selling, general and administrative expenses for the year ended December 31, 2014 increased by $73,117 or 10.6% due to the employment of a VP of business development whose expense is primarily recorded as administrative expenses, offset by the resignation of our controller. We employed a new CEO, Richard Cunningham on November 24, 2014 to replace our previous CEO, Gary Altman.

Research and development salaries for the year ended December 31, 2014 increased due to the employment of a new senior scientist and the allocation of more scientific time from existing employees to develop products for commercial applications and lower levels of activity on our government contracts.

Bonus expense increased by $310,137 primarily due to a once-off discretionary bonus paid to certain consultants and our Chief Scientific Officer for their extraordinary efforts in connection with the settlement of the legal matter disclosed in note 17 to the consolidated financial statements. In the prior year, a discretionary bonus, approved by the Board of Directors, of $50,000 was paid to our Chief Scientific Officer.

Directors’ fees increased by $146,250 due to the introduction of directors’ fees paid to certain non-executive directors of $25,000 per annum, per director, commencing on April 1, 2014. This amounted to a charge of $56,250 in the 2014 year. In addition to this, an agreement was reached with Mr. Timothy Tyson whereby he would serve as our non-executive chairman with effect from April 1, 2014 for a monthly fee of $10,000, resulting in an increase in expenditure of $90,000.

The increase in the stock option compensation charge of $41,832 was primarily due to the acceleration of the vesting of the 514,900 stock options granted to Gary Altman in terms of his severance agreement, 489,900 of these options have subsequently expired and are available for re-issue. In the prior year, 650,000 options were issued to members of management and certain key consultants. These options were fully vested in March 2014.

Legal fees decreased by $1,102,570 over the prior year due to the conclusion of substantially all of the legal proceedings in the LANS matter, partially offset by the increase in legal fees incurred on patents registered both locally and internationally. For additional information on our legal matters, see Part I, Item 3- Legal Proceedings.  The legal expenses incurred on the LANS and Bellows matters are not connected with our regular business activities and should be viewed as non-operating expenses.

The increase in consulting fees of $34,567 is primarily due to an investor relations consulting arrangement entered into during the second quarter of the prior year and the resumption of a management consulting arrangement which was originally terminated in the first quarter of the prior year

The decrease in audit fees and taxation services of $16,060 is due to the payment of 2012 audit fees of $25,000 and the accrual of 2013 audit fees of $25,000 in the 2013 year. The current year accrual amounts to $25,000, included in the charge in the current year is an additional accrual for taxation preparation fees of $10,000 and the under provision of taxation preparation fees of $4,300 for the 2013 tax year.

Repairs and maintenance expense increased by $5,725 over the prior year, this movement includes the amortization of a maintenance contract purchased for the X-ray fluorescence equipment located in Los Alamos and the replacement of an x-ray tube for our x-ray fluorescence equipment located in Cambridge at a cost of $19,571.

Rent has increased by $139,694 due to the establishment of a second laboratory in Cambridge at a monthly cost of approximately $15,100 from 1 June 2013, which subsequently increased to approximately $16,300 from June, 1, 2014, resulting in a net increase of approximately $83,900. An apartment was leased in Cambridge with effect from June 1, 2013 for $3,325 per month, this apartment lease was terminated in June 2014 and a new lease was entered into on 1 July 204 for a monthly rental of $2,500 per month, resulting in a net increase in cost of $10,850 over the prior year. In addition to this a second apartment was leased in Cambridge for nine months at an additional cost of $26,620, which was subsequently terminated in October 2014. and a third apartment was leased at an additional cost of $11,304 with effect from October 10, 2014.

Travel expenses increased by $20,304 over the prior year due to increased travel undertaken by our VP of Business Development, our CSO and CEO whilst attending trade conferences both locally and abroad to promote the Company’s product and increase our visibility.

Depreciation and Amortization

We recognized depreciation expenses of $114,156 and $118,227 for the year ended December 31, 2014 and 2013, respectively, the slight decrease in our depreciation expense is due to the disposal of two vehicles we no longer require and the full depreciation of two significant laboratory equipment assets in the prior year, partially offset by new laboratory equipment assets acquired for the Cambridge laboratory. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expenses were $51,683 and $51,684 for the year ended December 31, 2014 and 2013.  Amortization expenses relates to the amortization of license fees paid to Los Alamos National Laboratories for the use of certain patents. These patents has now been assigned to the Company by the Licensor, however we will continue amortizing these costs as an amortization of acquired patents.

Other income/(expense)

Other income of $7,177,522 relates to the $7,000,000 cash settlement received from the Los Alamos National Security (“LANS”) matter disclosed in note 17 to the consolidated financial statements and the recognition of fair value income of $177,522 upon the return of 157,500 common shares originally issued to LANS as consideration for the license agreement we had entered into, disclosed under note 4 to the consolidated financial statements. Other income for the year ended December 31, 2013 of $30,120 consists primarily of net proceeds of $30,000 received on a settlement agreement entered into on the Joel Bellows matter in the New Mexico legal jurisdiction.

Other expense of $490,625 in the current year, relates to the estimated liability we expect to incur in proceedings related to the administration of the estate of the late Sigmund Eisenschenk as fully described in note 17 to the consolidated financial statements. The $115,273 in the prior year relates to the valuation of series A shares issued to Mr. Bellows in terms of a legal settlement agreement reached with him.

Interest  expense

Interest expense totaled $14,852 and $165,635 for the year ended December 31, 2014 and 2013, respectively. The interest expense in the current year consisted primarily of interest on the Los Alamos County loan and the prior year included interest on the Los Alamos County loan; bridge note discount of $117,629; bridge note interest of $11,193 and interest on the Joel Bellows legal settlement of $8,000.

Change in fair value of derivative liabilities

The fair value of derivative liabilities was re-assessed at December 31, 2014 using a Black Scholes valuation model resulting in the increase of the liability by $1,881,181 as compared to a reduction in the liability of $919,948 in the prior year, the movement in liability is dependent upon external market factors. Subsequent to year end, on January 31, 2015, the warrants subject to derivative liability were exchanged for new warrants which are no longer afforded price protection. The derivative liability on warrants that are no longer price protected is no longer required and has been applied to additional paid in capital as of December 31, 2014.

Net income (loss)

Net income totaled $49,517 and net loss totaled $(3,694,786) for the year ended December 31, 2014 and 2013, respectively. The increase to a net income position during the current period is primarily due to the litigation settlement included in other income and other movements discussed above, offset by the net movement of $2,801,129 in the derivative liability discussed above.

Liquidity and Capital Resources

We have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants. The settlement of the Los Alamos National Security (“LANS”) matter has resulted in a gross cash injection of $7,000,000 (net cash injection of $5,502,000 after legal expenses and discretionary bonus payments). The closing of the Private placement on December 31, 2014 resulted in a gross cash injection of $5,018,867 and net proceeds of $4,579,858 after placement agent fees and expenses.

Subsequent to year end, a further closing of the private placement took place on January 7, 2015, resulting in a further cash injection of $3,836,133 and net proceeds of $3,529,242 which should be sufficient to fund operations for at least the next 12 months, dependent upon the outcome of settlement discussions we are having with Denton’s, as described in note 17 to our consolidated financial statements. Should we be unsuccessful in our discussions or not generate anticipated revenue, we may need to raise additional funding through equity issues to fulfill our commercialization objectives.

As of December 31, 2014 our Company had cash totaling $6,472,392, other current assets totaling $159,200 and total assets of $7,630,465. We had total current liabilities of $2,353,952, and a net working capital of $4,277,641. Total liabilities were $2,496,454 and the Series A convertible redeemable preferred stock totaled $133,350 resulting in a stockholders’ equity of $5,000,661.

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

As of December 31, 2014, we owed $177,054 in accordance with the terms of a Project Participation Agreement with the Incorporated County of Los Alamos that we entered into in September 2006. The loan bears interest at a rate of 5% per annum, is for a thirteen year term, with monthly repayments of $3,547 that commenced on September 21, 2009.

An analysis of our cash flows from operating, investing and financing activities for the years ended December 31, 2014 and 2013 is provided below:

	Year ended December 31, 2014	Year ended December 31, 2013

Net cash generated/ (used) by operating activities	$1,825,257	$(2,195,268)

Net cash used in investing activities	(142,653)	(206,483)

Net cash provided by financing activities	4,270,056	2,542,841

Net increase in cash and cash equivalents	$5,952,660	$141,090

Net cash generated by/(used in) operating activities was $1,825,257 and $(2,195,268) for the year ended December 31, 2014 and 2013, respectively. The increase in cash generated by operating activities was primarily due to the following:

	Year ended December 31,		Increase/	Percentage
	2014	2013	(decrease)	change

Net income/(loss)	$49,517	$(3,694,786)	$3,744,303	101.3%

Adjustments for non-cash items	3,068,961	172,664	2,896,297	*

Changes in operating assets and liabilities	(1,293,221)	1,326,854	(2,620,075)	(197.5)%

Net cash generated by/(used in) operating activities	$1,825,257	$(2,195,268)	$4,020,525	183.1%

* Greater than 1,000%

The increase in net income is discussed under net income/(loss) in the results of operations for the year ended December 31, 2014 and 2013, respectively and includes net legal settlement proceeds of $5,502,000, an accrual for estimated judgment liability expenses of $490,625 in the proceedings related to the administration of the estate of the late Sigmund Eisenschenk, offset by an increase in the derivative liability of $2,801,129 and a decrease in legal expenses of $1,102,570.

The change in adjustments for non-cash items is primarily due to the increase in the derivative liability charge of $2,808,129 over the prior year, which is dependent on market factors affecting the volatility and the underlying assumptions in our valuation methodology, offset by the non-cash gain of $177,522 on the cancellation of the shares issued to LANS as described under other income above, the amortization of the Bridge note discount of $117,629 in the prior year, and the increase in the judgment/legal settlement accrual of $373,352 over the prior year.

The decrease in operating assets and liabilities is primarily due to the payment of primarily legal bills accrued on the LANS matter under accounts payable resulting in a net reduction in payables balances of $2,490,199 and the repayment of promissory notes owing to Joel Bellows of $166,800 during the current year resulting in a decrease in our other payables balance.

Net cash used in investing activities was $142,653 for the year ended December 31, 2014 compared to $206,483 for the prior year and consists primarily of laboratory equipment purchased for our new Cambridge laboratory.

Net cash provided by financing activities was $4,270,056 and $2,542,841 for the years ended December 31, 2014 and 2013, respectively and is made up as follows:

	Year ended December 31,		Increase/	Percentage
	2014	2013	(decrease)	change

Movement in borrowings from banks and third parties	$(280,027)	$(91,859)	$(188,168)	(204.8)%

Movements in bridge note borrowings	-	125,000	(125,000)	(100)%

Net proceeds from stock issues and repurchases	4,579,857	2,509,700	2,070,157	82.5%

Dividends paid	(29,774)	-	(29,774)	(100)%

Net cash provided by financing activities	$4,270,056	$2,542,841	$1,727,215	67.9%

The movement in borrowings from banks and third parties in the current year included the repayment of the LANB Term loan of $247,201 and repayments on the Los Alamos County loan of $32,826. In the prior year, the borrowings from Los Alamos National Bank were restructure and the Commercial loan and the revolving draw line advanced by Los Alamos National bank were settled for $307,832 and a new term loan of $267,392 was advanced to the Company, repayments of $20,191 were made against the term loan.

In the prior year, net bridge borrowings of $125,000 were received, these borrowings were subsequently converted into Series B preferred stock.

Net proceeds from stock issued included the sale of 716,981 common stock units at $7.00 per unit, each unit consisting of four common shares and a warrant to purchase a common share at an exercise price of $1.75 per share. Share issue expenses, including placement agents’ fees of $439,010 were incurred on this issuance. In the prior year, Series B preferred stock was sold to new investors for net proceeds of $2,509,700 after deducting share issue expenses of $286,300.

A dividend of $29,774 ($0.46 per share) was paid to the Series A stockholder in terms of the certificate of designations governing those shares.

Capital Expenditures

Our current plan is to improve the efficiency of our laboratory operations by employing additional scientific personnel and equipment to further automate the processes required in our Assay workflows to meet our customer requirements.

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

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2014 and 2013 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

Recent accounting pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the XRpro Sciences consolidated financial statements included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

XRpro Sciences, Inc.

(formerly Caldera Pharmaceuticals, Inc.)

We have audited the accompanying consolidated balance sheets of XRpro Sciences, Inc. (formerly Caldera Pharmaceuticals, Inc.) (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XRpro Sciences, Inc. (formerly Caldera Pharmaceuticals, Inc.) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

March 23, 2015

New York, New York

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS

Current assets:
Cash	$6,472,393	$519,733
Accounts receivable, net	103,869	106,019
Prepaid expenses	55,331	34,053

Total current assets	6,631,593	659,805

Non-current assets:
Intangible assets, net	491,207	542,890
Plant and equipment, net	481,651	453,701
Deposits	1,000	-
Investment in certificate of deposit	25,014	25,004

Total non-current assets	998,872	1,021,595

TOTAL ASSETS	$7,630,465	$1,681,400

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$556,099	$1,710,173
Other payables and accrued expenses	785,253	413,892
Loans payable	34,552	280,782
Derivative financial liability	-	944,121
Dividends payable	978,048	389,017

Total current liabilities	2,353,952	3,737,985

Non-current liabilities:
Loans payable	142,502	177,053
Total non-current liabilities	142,502	177,053

TOTAL LIABILITIES	2,496,454	3,915,038

Convertible Redeemable Preferred Stock
Series A Cumulative Convertible Redeemable Preferred Stock, $0.001 par value, 400,000 shares designated, 105,000 shares issued and outstanding as of December 31, 2014 and 2013, liquidation preference is $5.70 per share.	133,350	133,350
Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 6,600,000 shares undesignated and unissued.	-	-
Series B Cumulative Convertible Preferred Stock, $0.001 par value, 3,000,000 designated shares, 2,133,947 shares issued and outstanding as of December 31, 2014 and 2013, liquidation preference is $2.50 per share.	2,134	2,134
Common stock, $0.001 par value, 50,000,000 authorized shares, 7,561,694 and 4,851,270 shares issued and 6,907,694 and 4,197,270 outstanding as of December 31, 2014 and 2013, respectively.	7,562	4,852
Additional paid in capital	18,409,480	10,475,253
Treasury stock, at cost (654,000 shares of common stock as of December 31, 2014 and 2013)	(473)	(473)
Accumulated deficit	(13,418,042)	(12,848,754)

Total stockholders’ equity (deficit)	5,000,661	(2,366,988)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,630,465	$1,681,400

See notes to the consolidated financial statements

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2014	Year ended December 31, 2013

Sales	$541,794	$708,273

Cost of sales	608,050	507,766

Gross (loss)/profit	(66,256)	200,507

Operating expenses:
Selling, general and administrative expenses	4,502,353	4,395,805
Depreciation	114,156	118,227
Amortization	51,683	51,684
Total operating expenses	4,668,192	4,565,716

Operating loss	(4,734,448)	(4,365,209)

Other income/(expense)
Other income	7,177,522	30,120
Other expense	(490,625)	(115,273)
Interest income	101	1,263
Interest expense	(14,852)	(165,635)
Change in fair value of derivative financial liabilities	(1,888,181)	919,948

Total other income	4,783,965	670,423

Net income/(loss)	49,517	(3,694,786)

Deemed preferred stock dividends	-	(1,745,837)
Preferred stock dividends	(618,805)	(440,696)

Net loss applicable to common stock	$(569,288)	$(5,881,319)

Net loss per common stock: -
Basic and diluted	$(0.14)	$(1.39)

Weighted average number of common stock outstanding: -
Basic and diluted	4,075,675	4,237,544

See notes to the consolidated financial statements

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

	Common Stock		Series B Preferred Stock		Treasury	Additional		Total Stockholder’s
	Number of shares	Amount	Number of shares	Amount	stock Amount	Paid-in capital	Accumulated deficit	Equity (deficit)
Balance at January 1, 2012	4,302,270	$4,957	-	$-	$(473)	$4,649,109	$(6,967,435)	$(2,313,842)

Series B Preferred stock issued for cash	-	-	1,118,000	1,118	-	2,793,882	-	2,795,000

Conversion of Bridge notes and accrued interest into Series B Preferred stock	-	-	153,664	154	-	384,006	-	384,160

Series B Preferred stock issued to Series A stockholders in lieu of dividends	-	-	83,423	83	-	208,475	-	208,558

Conversion of Series A Preferred stock to Series B Preferred stock	-	-	778,860	779	-	2,064,613	-	2,065,392

Share issue expenses related to Series B Preferred stock issuance	-	-	-	-	-	(285,300)	-	(285,300)

Common stock exchanged for Series A preferred shares	(105,000)	(105)	-	-	-	-	-	(105)

Fair value of stock options issued to employees	-	-	-	-	-	660,468	-	660,468

Net loss	-	-	-	-	-	-	(3,694,786)	(3,694,786)

Deemed preferred stock dividend	-	-	-	-	-	-	(1,745,837)	(1,745,837)

Preferred stock dividend	-	-	-	-	-	-	(440,696)	(440,696)

Balance at December 31, 2013	4,197,270	4,852	2,133,947	2,134	(473)	10,475,253	(12,848,754)	(2,366,988)

Cancellation of shares in terms of legal settlement agreement	(157,500)	(158)	-	-	-	(177,364)	-	(177,522)

Common shares issued for cash	2,867,924	2,868	-	-	-	5,015,999	-	5,018,867

Share issue expenses related to common stock issuance	-	-	-	-	-	(439,010)	-	(439,010)

Fair value of stock options issued to employees	-	-	-	-	-	702,300	-	702,300

Elimination of derivative liability on anti-dilutive price protected warrants exchanged for warrants exercisable at fixed prices	-	-	-	-	-	2,832,302	-	2,832,302

Net income	-	-	-	-	-	-	49,517	49,517

Preferred stock dividend	-	-	-	-	-	-	(618,805)	(618,805)

Balance at December 31, 2014	6,907,694	$7,562	2,133,947	$2,134	$(473)	$18,409,480	$(13,418,042)	$5,000,661

See notes to the consolidated financial statements

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2014	Year ended December 31, 2013

Cash flow from operating activities
Net income/(loss)	$49,517	$(3,694,786)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	114,156	118,227
Amortization	51,683	51,684
Amortization of bridge loan discount	-	117,629
Stock based compensation	702,300	660,468
(Profit)/loss on plant and equipment scrapped	(462)	1,082
Series B Preferred stock issued for interest expense on Bridge loan	-	9,165
Gain on change in fair value of derivative financial liability	1,888,181	(919,948)
Gain on cancellation of shares in legal settlement	(177,522)	-
Increase in Judgment and legal settlement accrual	490,625	115,273
Increase in bad debt provision	-	19,084
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	2,150	(65,254)
Increase in prepaid expenses	(21,278)	(16,999)
(Decrease)/increase in accounts payable	(1,154,074)	1,336,125
(Decrease)/increase in other payables and accrued expenses	(120,019)	72,982
Net cash generated/(used) in operating activities	1,825,257	(2,195,268)

Cash flow from investing activities
Purchase of plant and equipment	(144,393)	(181,479)
Proceeds from disposal of vehicles	2,750	-
Investment in deposits	(1,000)	-
Investment in certificates of deposit	(10)	(25,004)
Net cash used in investing activities	(142,653)	(206,483)

Cash flow from financing activities
Advance on term loan	-	267,392
Proceeds of bridge loan	-	250,000
Repayment of term loan	(247,201)	(20,191)
Repayment of bridge loan	-	(125,000)
Repayment of line of credit	-	(168,000)
Repayment of commercial equipment loan	-	(139,832)
Repayment of Los Alamos County loan	(32,826)	(31,228)
Proceeds from Common stock units issued	5,018,867	-
Proceeds of Series B Preferred stock issued	-	2,795,000
Share issue expenses	(439,010)	(285,300)
Series A Preferred stock dividend paid	(29,774)	-
Net cash provided by financing activities	4,270,056	2,542,841

Net increase in cash	5,952,660	141,090
Cash at the beginning of the year	519,733	378,643
Cash at the end of the year	$6,472,393	$519,733

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$15,224	$54,430
Income taxes	$-	$-

Non cash investing and financing activities:
Deemed preferred stock dividend relating to warrants issued to preferred stockholders	$-	$1,745,837
Discount applied to Bridge notes relating to warrants issued	$-	$100,693
Series A dividends paid in preferred stock	$-	$208,558
Accrued Preferred stock dividends	$618,805	$440,696
Conversion of Bridge notes and accrued interest into Series B Preferred stock	$-	$384,160
Conversion of Series A Preferred stock into Series B Preferred stock	$-	$2,065,392
Elimination of derivative financial liability on anti dilutive price protected warrants exchanged for warrants exercisable at fixed prices	$2,832,302	$-
Common stock exchanged for Series A Preferred stock	$-	$133,350

See notes to the consolidated financial statements

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

XRpro Sciences (formerly known as Caldera Pharmaceuticals, Inc.) (“the Company”, “we”, “us”, “our”) is a Delaware corporation. The principal office is located in Cambridge, Massachusetts. The Company was incorporated in November 2003.

Effective December 4, 2014, the Company, changed its name from Caldera Pharmaceuticals, Inc. to XRpro Sciences Inc., after Board approval and approval of approximately 50.3% of shareholders eligible to vote signed a written consent in favor of the amendment to the Certificate of Incorporation. The name change was deemed necessary to align the Company’s name to that of its operations and expected future operations.

The Company uses proprietary x-ray fluorescence technology called XRpro® to deliver ion channel screening, ion channel kinetics and custom screening services to our customers. Our proprietary technology detects and quantitatively analyzes the x-ray signature of each element with an atomic number greater than 12, we combine the flexibility of the analysis with patented sample processing to address a wide range of ion channel and other biological targets.

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

XRpro Sciences, Inc. (formerly known as Caldera Pharmaceuticals, Inc.) - Parent Company

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

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

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

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits of corporations, the current limit of coverage is $250,000. As a result of this coverage the Company has cash balances of $5,894,107 that are not covered by the FDIC as of December 31, 2014.

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

Total revenues by customer type are as follows:

	Year ended December 31, 2014	Year ended December 31, 2013

National Institutes of Health	$455,094	$611,155
Department of Defense	-	67,118
Commercial customers	86,700	30,000

Total revenues	$541,794	$708,273

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

The balance of the receivables provision as at December 31, 2014 and 2013 was $19,084. The amount charged to bad debt provision for the year ended December 31, 2014 and 2013 was $0 and $19,084, respectively.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with two financial institutions in the USA.

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the year ended December 31, 2014 and 2013 was $309,747 and $194,222, respectively.

Patent Costs

Legal costs in connection with approved patents and patent applications are expensed as incurred and classified as Selling, general and administrative expense in our consolidated statements of operations.

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2014 and 2013 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

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

Recent accounting pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted this standard for the fiscal year ending December 31, 2014.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on the results of operations, financial condition or cash flow.

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. During fiscal 2014, the Company concluded that it was appropriate to classify its $115,273 legal settlement accrual as Other Expense. Previously, such legal settlement accrual had been classified as Selling, General and Administrative Expenses. Accordingly, the Company has revised the classification to report this as Other Expense. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statements of Cash Flows, or the previously reported Consolidated Statements of Operations for any period.

3.	LIQUIDITY

On March 6, 2014, the Company received a substantial cash infusion from the proceeds of litigation (See note 17 below) and recently concluded a private placement offering with gross proceeds of $8,855,000 (See note 11 below) providing the Company with sufficient capital resources to meet its projected cash flow requirements in conducting its operations for at least the next twelve month period commencing on December 31, 2014. However there can be no assurance that additional and unforeseen non-recurring expenses will not arise during the next twelve month period or that the Company will be successful in completing its business development plan.

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

In terms of the agreement, the Company had issued shares to the Licensor equal to 3% of the issued equity of the Company and had an obligation to issue further shares based on anti-dilutive provisions and future fund raisings. In terms of the settlement agreement entered into on March 6, 2014, as disclosed under litigation in note 17 below, the 157,500 Common shares issued to the Licensor were returned to the Company and all future claims against the equity of the Company were extinguished.

The License agreement provided for the payment of royalties at a rate of 2% per annum on net sales, excluding sales to Government Agencies. The Company had not paid any royalties on a percentage basis, and has only paid the minimum fee of $50,000 per annum since entering into the agreement.

Subsequent to year end, on January 29, 2015, the Company sent a notice to LANS informing them that upon the assignment of all the patents underlying the License Agreement on October 15, 2014, that the license agreement was terminated ab Initio and that the 90 day notice period was waived, alternatively the letter serves as our 90 day notice period.,

The recently assigned patents consist of the following:

●	Method for Detecting Binding Events Using Micro X-Ray Fluorescence Spectrometry;

●	Flow Method and Apparatus for Screening Chemicals Using Micro X-Ray Fluorescence;

●	Method and Apparatus for Detecting Chemical Binding;

●	Drug Development and Manufacturing.

●	Advanced Drug Development and Manufacturing (The Licensor assigned its rights to this application to the Company, which already owned rights to this patent assigned to the Company by inventors currently and previously employed by the Company).

The patents assigned to the Company are as follows:

●	Well Plate – apparatus for preparing samples for measurement by x-ray fluorescence spectrometry. Patent filed August 15, 2008

●	Method and Apparatus for measuring Protein Post Translational Modification. Patent filed September 26, 2008.

●	Method and Apparatus for Measuring Analyte Transport across barriers. Patent filed July 1, 2009.

●	Advanced Drug Development and Manufacturing.

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	INTANGIBLE ASSETS (continued)

Licenses (continued)

The Company has various other patents pending or registered in its name. These patents have been internally generated and all costs associated with the research and development of these patents has been expensed.

Patents and licenses consist of the following:

	December 31, 2014	December 31, 2013
Patents and Licenses, at cost	$972,000	$972,000
Less: Accumulated amortization	(480,793)	(429,110)
	$491,207	$542,890

The aggregate amortization expense charged to operations was $51,683 and $51,684 for the years ended December 31, 2014 and 2013, respectively.  The amortization policies followed by the Company are described in Note 2.

Amortization expense for future periods is summarized as follows:

Amount
2015	$51,684
2016	51,684
2017	51,684
2018	51,684
2019 and thereafter	284,471
Total	$491,207

5.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	December 31, 2014	December 31, 2013
Leasehold improvements	$6,393	$6,393
Furniture and fittings	26,148	23,099
Laboratory equipment	965,811	837,882
Computer equipment	32,459	19,044
Vehicles	-	17,658
Total	1,030,811	904,076
Accumulated depreciation	(549,160)	(450,375)
	$481,651	$453,701

The aggregate depreciation charge to operations was $114,156 and $118,227 for the years ended December 31, 2014 and 2013, respectively. The depreciation policies followed by the Company are described in Note 2.

6.	OTHER PAYABLES AND ACCRUED EXPENSES

	December 31, 2014	December 31, 2013
Credit card liabilities	$10,393	$11,670
Vacation and Sick Pay accrual	125,394	147,980
Other payables	490,625	168,000
Payroll liabilities	66,731	47,192
Other	92,110	39,050
	$785,253	$413,892

The other payables consist of an accrual for the anticipated judgment liability handed down in the “Citation to Recover Property suit filed against the Company and others”, on March 16, 2015 as disclosed in note 17 below. In the prior year other payables related to the settlement liability owing to Bellows disclosed under Litigation in note 17 below.

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES

The income tax provision/ (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to income before income tax expense. The items causing this difference for the years ended December 31, 2014 and 2013 are as follows:

	Year ended December 31, 2014	Year ended December 31, 2013

Income tax provision/(benefit) at federal statutory rate	$17,000	$(1,293,000)
State taxes, net of federal benefit	3,000	(185,000)
Derivative financial liability	755,000	(321,000)
Stock based compensation	281,000	264,000
Accrual to cash adjustments	(363,000)	492,000
Prior year under provision	(33,000)	83,000
Other	(13,000)	20,000
	647,000	(940,000)
Utilization of Net operating loss carry forwards	(647,000)	-
Valuation allowances	-	940,000
	$-	$-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets
Accrual to cash adjustments	$474,000	$789,000
Options based compensation	703,000	422,000
Capital loss	50,000	50,000
Net operating loss	2,209,000	2,626,000
	3,436,000	3,887,000
Valuation allowance	(3,256,000)	(3,804,000)
	180,000	83,000
Deferred tax liabilities
Plant and equipment	(131,000)	-
Amortization of licenses	(49,000)	(83,000)
	$-	$-

We have established a valuation allowance against our gross deferred tax assets sufficient to bring our net deferred tax assets to zero due to the uncertainty surrounding the realization of such assets. Management has determined it is more likely than not that the deferred tax assets are not realizable beyond our deferred tax liabilities due to our historical loss position. The valuation allowance decreased by $548,000 during 2014, due to the utilization of net operating loss carry forwards in the current year and also included a true-up of prior year’s deferred taxes of $33,000.

At December 31, 2014, we had tax loss carry forwards of approximately $5,523,000. These net operating loss carry forwards expire in 2034, if unused. The Company files its tax returns on a cash basis.

Pursuant to the Internal Revenue Code of 1986, as amended, ("IRC") §382, our ability to use net operating loss carry forwards to offset future taxable income is limited if we experience a cumulative change in ownership of more than 50% within a three-year period.

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	LOANS PAYABLE

	December 31, 2014	December 31, 2013

Short term portion
Los Alamos County project participation loan	$34,552	$32,870
Los Alamos Bank term loan	-	247,912
	34,552	280,782
Long term portion
Los Alamos County project participation loan	142,502	177,053
Total	$177,054	$457,835

The amortization of the principal outstanding on the loans payable is as follows:

Amount

Within 1 year	$34,552
1 to 2 years	36,319
2 to 3 years	38,178
3 to 4 years	40,131
Thereafter	27,874
Total	$177,054

Los Alamos County project participation loan

The Company entered into a Project Participation Agreement (as Amended) and a Loan Agreement with the Incorporated County of Los Alamos as of September 21, 2006. The Agreement provided for funding up to a maximum of $2,200,000 for the construction of a building and purchase of equipment. The maximum amount of equipment to be funded out of the total available loan of $2,200,000 was $625,000. The term of the loan is 13 years. The loan agreement provided for no repayments for 36 months with 120 equal monthly repayments commencing on September 21, 2009. The interest rate on the loan is 5% per annum. The assets funded in terms of the Project Participation Agreement and the Loan Agreement is to be used as security for the balance of the loan outstanding. The Company made use of the loan to purchase assets amounting to $302,009 during the 2007 financial year. Repayments of the loan commenced on September 21, 2009 at an interest rate of 5% per annum with equal monthly repayments of $3,547, inclusive of interest. The Company owed $177,054 and $209,923 as of December 31, 2014 and 2013, respectively.

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

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.	DERIVATIVE FINANCIAL LIABILITY

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

The value of the derivative financial liability was re-assessed as of December 31, 2014 resulting in a net charge to the consolidated statement of operations of $1,888,181 for the year ended December 31, 2014.

Subsequent to year end, on January 31, 2015 the Company entered into: (i) exchange agreements (the “Series B Preferred Stock and Warrant Exchange Agreements”) with the holders of the warrants that were issued as part of the private placement of the Series B Preferred Stock (the “Existing Series B Warrants”) to exchange both Series B Preferred Stock for Common Stock and their 1,271,664 Existing Series B Warrants, (ii) exchange agreements (the “Bridge Warrant Exchange Agreements”) with the holders (the “Bridge Warrant Holders”) of its 300,000 warrants that were issued in connection with the Company’s bridge note financing (the “Existing Bridge Warrants”), and (iii) exchange agreements (the “Placement Agent Exchange Agreements”) with Taglich Brothers, Inc. and its designees (the “Placement Agent Warrant Holders”) that were issued 286,800 warrants as compensation for the placement agent services provided in connection with the private placement of the Series B Preferred Stock (the “Existing Placement Agent Warrants”). The Existing Series B Warrants, the Existing Bridge Warrants and the Existing Placement Agent Warrants are collectively referred to as the “Existing Warrants”. Pursuant to the terms of the Bridge Warrant Exchange Agreements, the Series B Preferred Stock and Warrant Exchange Agreements and the Placement Agent Exchange Agreements, the Existing Bridge Warrants, the Existing Series B Warrants and the Existing Placement Agent Warrants were exchanged for new warrants (the “Series B Exchange Warrants,” the “Bridge Exchange Warrants” and the “Placement Agent Exchange Warrants”), which have substantially similar terms to the Existing Warrants except that: (i) the exercise price of the Series B Exchange Warrants, the Bridge Exchange Warrants and the Placement Agent Exchange Warrants are 30% less than the exercise price of the Existing Warrants for which they were exchanged (such that: (x) the 300,000 Bridge Exchange Warrants have an exercise price of $2.10; (y) the 286,800 Placement Agent Exchange Warrants have an exercise price of $1.925; and (z) the 1,271,664 Series B Exchange Warrants have an exercise price of $1.75); (ii) the Bridge Exchange Warrants, the Series B Exchange Warrants and the Placement Agent Exchange Warrants do not contain anti-dilution price protection for issuances of securities at per share prices that are lower than the exercise price; (iii) the Bridge Exchange Warrants, the Series B Exchange Warrants and the Placement Agent Exchange Warrants are assignable by their holders; and (iv) the Bridge Exchange Warrants, the Series B Exchange Warrants and the Placement Agent Exchange Warrants provide for certain buy-in-rights in the event that the Company fails to deliver shares of Common Stock underlying the warrant in a timely manner.

The requirement for a derivative liability on the Series B Exchange warrants, the Placement Agent Exchange warrants and the Bridge Note Exchange warrants is no longer applicable as the price protection afforded to warrant holders has been eliminated by the replacement of existing anti-dilutive price protected warrants with warrants exercisable at fixed prices. The Placement Agent exercised its 40,000 advisory warrants of $0.01 each on March 4, 2015, thereby eliminating the need for a derivative liability on those warrants.

	December 31, 2014	December 31, 2013

Opening balance	$944,121	$17,539
Derivative financial liability arising on bridge warrants with re-pricing terms	-	100,693
Derivative financial liability arising on the issue of warrants relating to Series B shares	-	1,745,837
Fair value adjustments	1,888,181	(919,948)
Elimination of derivative liability on exchange of existing anti-dilutive price protected warrants for warrants exercisable at fixed prices	(2,832,302)	-
	$-	$944,121

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.	DERIVATIVE FINANCIAL LIABILITY (continued)

The following assumptions were used in the Black-Scholes valuation model:

Year ended December 31, 2014

Calculated stock price	$1.75
Risk-free interest rate	1.65%
Expected life of warrants	3.00 to 5.50 Years
Expected volatility of the underlying stock	138.3%
Expected dividend rate	0%

10.	PREFERRED STOCK

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

Series A 8% Convertible, Redeemable Preferred Stock (“Series A Stock”)

Series A Stock consists of 400,000 designated shares of $0.001 par value each, 105,000 shares issued and outstanding as of December 31, 2014 and 2013.

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

Redemption

Should the Company receive net proceeds of at least $3 million from litigation proceedings against the Regents of the University of California and Los Alamos National Security (see note 17); the remaining Series A stockholders will have the option to redeem the Series A Stock equal to 130% of the initial investment in the Company by the stockholder, which amounted to $210,000. This value differs from the carrying value of the Series A Stock of $133,350 which was valued using the Black-Scholes valuation model at the time of exchanging common stock for Series A Stock. The Company also has the option to redeem the Series A Stock at a price equal to 130% of the initial investment in the Company by the stockholder at any time after giving the investors notice and allowing them to exercise their conversion rights into common stock 30 days after notice has been received.

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

An accrual for Series A Stock dividends of $48,300 and $81,442 was made for the year ended December 31, 2014, and 2013, respectively.

During the year ended December 31, 2014, the Company paid $29,774 of accrued Series A stock dividends.

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.	PREFERRED STOCK (continued)

Series B Convertible Preferred Stock (“Series B Stock”)

Series B Stock consists of 3,000,000 designated shares of $0.001 par value each and 2,133,947 shares issued and outstanding as of December 31, 2014 and 2013.

Subsequent to year end on January 31, 2015, in accordance with the terms of the various exchange agreements (the “Series B Preferred Stock Exchange Agreements”) entered into between the Company, and the holders of its outstanding Series B Preferred Stock, each holder of Series B Preferred Stock  exchanged all of their shares of Series B Preferred Stock for the number of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) determined by dividing the sum of the amount of the holder’s initial investment in the Series B Preferred Stock, plus all accrued and unpaid dividends owed to the holder, by $1.75. All 2,133,947 outstanding shares of the Company’s Series B Preferred Stock, including accrued and unpaid dividends thereon, were exchanged for 3,607,591 shares of the Common Stock, resulting in no shares of Series B Preferred Stock remaining outstanding.

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

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.	PREFERRED STOCK (continued)

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

An accrual for Series B Stock dividends of $570,505 and $359,243 was made for the year ended December 31, 2014 and 2013, respectively.

11.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 7,561,694 and 4,851,270 shares issued and 6,907,694 and 4,197,270 shares outstanding as of December 31, 2014 and 2013, respectively.

On March 6, 2014, in terms of a settlement agreement into, as disclosed under litigation in note 17 below, the 157,500 Common shares issued to Los Alamos National Security LLC were returned to the Company and all future claims against the equity of the Company were extinguished. These shares were cancelled and are available for reissue.

On December 31, 2014, the Company,  sold in a private placement offering (the “Offering”) 716,981 units at a per unit price of $7.00, each unit (the “Units”) consisting of four shares of common stock of the Company (the “Shares”) and a five year warrant (the “Offering Warrants”) to acquire one share of the Company’s Common Stock at an exercise price of $1.75 per share, to accredited investors for aggregate cash proceeds of $5,018,867 pursuant to a master purchase agreement entered into with the investors (the ”Purchase Agreements”). On January 7, 2015, the Company consummated the second closing in the Offering and sold an additional 548,019 Units for additional aggregate cash proceeds of $3,836,133. The aggregate total number of Units sold in both closings was 1,265,000 Units for total gross proceeds of $8,855,000. The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes. The sale was part of a private placement offering in which the Company offered for sale on a “best efforts–all or none” basis up to 571,429 units (gross proceeds of $4,000,000 and on a “best efforts” basis the remaining 693,571 units for a maximum of 1,265,000 Units (gross proceeds of $8,855,000).

The Company retained Taglich Brothers, Inc., as the exclusive placement agent for the Offering. In connection therewith, the Company agreed to pay the placement agent an eight percent (8%) commission from the gross proceeds of the Offering ($708,400) and reimbursed approximately $35,000 in respect of out of pocket expenses, FINRA filing fees and related legal fees incurred by the placement agent in connection with the Offering. As of December 31, 2014, the Company has paid and recorded $439,010 as share issue expenses related to common stock issuance.

Subsequent to year end, on January 31, 2015, in accordance with the terms of the various exchange agreements (the “Series B Preferred Stock Exchange Agreements”) entered into between the Company, and the holders of its outstanding Series B Preferred Stock, each holder of Series B Preferred Stock  exchanged all of their shares of Series B Preferred Stock for the number of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) determined by dividing the sum of the amount of the holder’s initial investment in the Series B Preferred Stock, plus all accrued and unpaid dividends owed to the holder, by $1.75. All 2,133,947 outstanding shares of the Company’s Series B Preferred Stock, including accrued and unpaid dividends thereon, were exchanged for 3,607,591 shares of the Common Stock, resulting in no shares of Series B Preferred Stock remaining outstanding.

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	WARRANTS

In terms of the private placement offering disclosed in note 11 above, 716,981 units were sold to accredited investors, each unit including a five year warrant (“Offering Warrant”) to acquire one share of the Company’s Common Stock at an exercise price of $1.75 per share. These Offering Warrants contain cashless exercise provisions.

The following table summarizes warrants outstanding and exercisable as of December 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.01	40,000	5.50		40,000
$1.75	716,981	5.00		716,981
$2.00	15,000	1.84		15,000
$2.50	1,271,664	5.30		1,271,664
$2.75	286,800	5.50		286,800
$3.00	300,000	3.10		300,000
$5.70	384,407	1.44		384,407

	3,014,852	4.54	$2.77	3,014,852	$2.77

Subsequent to year end on January 7, 2015, the Company consummated the second closing in the Offering and sold an additional 548,019 Units, each unit including a five year warrant (“Offering Warrant”) to acquire one share of the Company’s Common Stock at an exercise price of $1.75 per share. These Offering Warrants contain cashless exercise provisions. In addition, the Company also issued the placement agent a five-year warrant exercisable for an aggregate amount of 506,000 shares of Common Stock at an exercise price of $1.75 per share and an advisory warrant exercisable for an additional 200,000 shares of Common Stock at an exercise price of $1.75 per share (the “Placement Agent Warrants”). The Company has also agreed to prepare and file a registration statement with the SEC within ninety (90) days of the final closing date of the Offering (January 7, 2015) for the resale by the purchasers of all of the Shares and the Common Stock underlying the Offering Warrants and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto.  In addition, the Company has agreed to register the shares of Common Stock underlying the Placement Agent Warrants.

Subsequent to year end, on January 31, 2015 the Company entered into: (i) exchange agreements (the “Series B Preferred Stock and Warrant Exchange Agreements”) with the holders of the warrants that were issued as part of the private placement of the Series B Preferred Stock (the “Existing Series B Warrants”) to exchange both Series B Preferred Stock for Common Stock and their 1,271,664 Existing Series B Warrants, (ii) exchange agreements (the “Bridge Warrant Exchange Agreements”) with the holders (the “Bridge Warrant Holders”) of its 300,000 warrants that were issued in connection with the Company’s bridge note financing (the “Existing Bridge Warrants”), and (iii) exchange agreements (the “Placement Agent Exchange Agreements”) with Taglich Brothers, Inc. and its designees (the “Placement Agent Warrant Holders”) that were issued 286,800 warrants as compensation for the placement agent services provided in connection with the private placement of the Series B Preferred Stock (the “Existing Placement Agent Warrants”). The Existing Series B Warrants, the Existing Bridge Warrants and the Existing Placement Agent Warrants are collectively referred to as the “Existing Warrants”. Pursuant to the terms of the Bridge Warrant Exchange Agreements, the Series B Preferred Stock and Warrant Exchange Agreements and the Placement Agent Exchange Agreements, the Existing Bridge Warrants, the Existing Series B Warrants and the Existing Placement Agent Warrants were exchanged for new warrants (the “Series B Exchange Warrants,” the “Bridge Exchange Warrants” and the “Placement Agent Exchange Warrants”), which have substantially similar terms to the Existing Warrants except that: (i) the exercise price of the Series B Exchange Warrants, the Bridge Exchange Warrants and the Placement Agent Exchange Warrants are 30% less than the exercise price of the Existing Warrants for which they were exchanged (such that: (x) the 300,000 Bridge Exchange Warrants have an exercise price of $2.10; (y) the 286,800 Placement Agent Exchange Warrants have an exercise price of $1.925; and (z) the 1,271,664 Series B Exchange Warrants have an exercise price of $1.75); (ii) the Bridge Exchange Warrants, the Series B Exchange Warrants and the Placement Agent Exchange Warrants do not contain anti-dilution price protection for issuances of securities at per share prices that are lower than the exercise price; (iii) the Bridge Exchange Warrants, the Series B Exchange Warrants and the Placement Agent Exchange Warrants are assignable by their holders; and (iv) the Bridge Exchange Warrants, the Series B Exchange Warrants and the Placement Agent Exchange Warrants provide for certain buy-in-rights in the event that the Company fails to deliver shares of Common Stock underlying the warrant in a timely manner.

Subsequent to year end, on March 4, 2015, the holders of the 40,000 Placement Agent advisory warrants exercisable at $0.01 per share exercised their warrants for cash proceeds of $400.

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	STOCK BASED COMPENSATION

In October 2005, the Company's Board of Directors adopted the Caldera Pharmaceuticals, Inc. 2005 Stock Option Plan (the "Plan"), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has set aside 3,000,000 shares of common stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of up to two years, and expire 1 year to 10 years from the grant date. At December 31, 2014, 1,548,096 shares were available for future grant under the Incentive Plan.

Stock option based compensation expense totaled $702,300 and $660,468 for the year ended December 31, 2014 and 2013, respectively. The Company expenses the value of stock options on a straight line basis over the life of the options. The fair value of the options granted is determined using the Black-Scholes option-pricing model.

The following weighted average assumptions were used for the year ended December 31, 2014:

Year ended December 31, 2014

Calculated stock price	$1.13
Risk-free interest rate	1.59% to 2.6%
Expected life of options	5- 10 Years
Expected volatility of the underlying stock	118.1%
Expected dividend rate	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option-pricing model. For all options granted since October 1, 2005 the Company has generally used option terms of between 1 to 10 years. The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as the Company.  The risk-free interest rate used in the Black-Scholes option-pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the options granted. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of December 31, 2014, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants.

No options were exercised for the year ended December 31, 2014 and 2013, respectively.

We canceled options exercisable for 510,525 and 40,625 shares of common stock for the year ended December 31, 2014 and 2013, respectively, held by employees whose service to our company terminated during those respective periods. The shares underlying such options were returned to and are available for re-issuance under the 2005 Plan pursuant to the terms described above.

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	STOCK BASED COMPENSATION (continued)

A summary of all of our option activity during the period January 1, 2013 to December 31, 2014 is as follows:

	Shares	Exercise Price per Share	Weighted Average Exercise Price

Outstanding January 1, 2013	506,154	$0.20 - 5.71	$3.14
Granted	1,184,900	1.50 - 5.71	2.00
Forfeited/Cancelled	(40,625)	2.00 - 5.71	4.09
Exercised	-	-	-
Outstanding December 31, 2013	1,650,429	$0.20 - 5.71	$2.31
Granted	312,000	2.50	2.50
Forfeited/Cancelled	(510,525)	2.50 - 5.71	2.63
Exercised	-	-	-
Outstanding December 31, 2014	1,451,904	$0.20 - 5.71	$2.24

Stock options outstanding as of December 31, 2014 and 2013, as disclosed in the above table, have an intrinsic value of $345,750 and $33,325, respectively.

The following tables summarize information about stock options outstanding as of December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.20	30,000	7.33		30,000
$1.10	220,000	6.17		220,000
$1.50	625,000	8.21		625,000
$2.00	15,000	0.87		15,000
$2.50	367,000	6.97		125,935
$5.71	194,904	3.71		194,904

	1,451,904	6.89	$2.24	1,210,839	$2.18

The weighted-average grant-date fair values of options granted during the year ended December 31, 2014 and 2013, respectively was $302,080 ($0.97 per option) and was $1,296,119 ($1.09 per option), respectively. As of December 31, 2014 there were unvested options to purchase 241,065 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $228,207, which is expected to be recognized over a period of 39 months.

Subsequent to year end, on January 7, 2015, in terms of an employment agreement entered into with Richard Cunningham, our new CEO, refer Note 15 below, a further 500,000 stock options excisable at $1.75 per share were issued to him. These options vest as follows: 100,000 on November 24, 2015, 300,000 vest equally over a period of 36 months commencing on November 24, 2015 and 100,000 on November 24, 2018.

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.	NET INCOME/(LOSS) PER COMMON SHARE

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

For the year ended December 31, 2014 and 2013, respectively, the following options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	Year ended December 31, 2014 (Shares)	Year ended December 31, 2013 (Shares)
Options to purchase shares of common stock	1,451,904	1,650,429
Warrants	3,014,852	2,297,871
Series A convertible, redeemable preferred stock	105,000	105,000
Series B convertible preferred stock	2,133,947	2,133,947
	6,705,703	6,187,247

15.	RELATED PARTY TRANSACTIONS

The majority of the common shares in the Company are owned by Dr. Benjamin Warner, the Chief Scientific Officer. As of December 31, 2014 and 2013, Dr. Benjamin Warner owned directly and indirectly 46.2% and 76.0%, respectively of the issued and outstanding shares of common stock on an un-diluted basis.

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

Effective August 11, 2014, the Company entered into a Severance Agreement and Release (“the Agreements”) whereby Gary Altman, the Company’s previous Chief Executive Officer resigned, effective August 29, 2014.

Set forth below is a summary of the material terms of the Agreements:

●	Mr. Altman has irrevocably and voluntarily resigned from his position as Chief Executive Officer of the Company and from the Board of Directors of the Company and all of its subsidiaries or affiliates as of August 29, 2014.

●	As of August 29, 2014 Mr. Altman had no further obligation or authority to perform duties and functions on behalf of the Company and/or its subsidiaries or affiliates and refrained from performing such duties or functions; however, Mr. Altman agreed to cooperate with the Company as necessary for the business of the Company when requested by the President, Chief Executive Officer and/or Chairperson of the Board.

●

In addition to accrued and unpaid base salary and expense reimbursement, the Company paid Mr. Altman Three Hundred Twenty Five Thousand Dollars ($325,000) as well as reimbursement for certain legal fees and moving expenses, provided that Mr. Altman did not violate the terms of the Agreement.

●	The Company will provide Mr. Altman with reimbursement of COBRA premiums (less the amount Mr. Altman was required to pay under the Company’s health plans through the earlier of (i) December 31, 2015; (ii) the date Mr. Altman is no longer eligible to receive COBRA; and (iii) the date Mr. Altman becomes eligible to receive substantially similar coverage from another employer, to the extent permitted under applicable law:

●	Mr. Altman’s ability to exercise all stock options issued to him vested immediately after the Effective Date of the Agreement and options exercisable for 25,000 shares of common stock shall be exercisable at any time prior to the seven year anniversary of the date of grant and the remainder shall be exercisable for 90 days after August 29, 2014.

●	For a period commencing on the Effective Date of the Agreement and ending one year after the Effective Date, Mr. Altman agreed not to, directly or indirectly, either for himself or any other person, own, manage, control, materially participate in, invest in, permit his name to be used by, act as consultant or advisor to, render material services for (alone or in association with any person, firm, corporation or other business organization) or otherwise assist in any manner any business which is a competitor of the Company and/or its subsidiaries or affiliates.

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	RELATED PARTY TRANSACTIONS (continued)

Effective November 24, 2014, the Company appointed Mr. Richard Cunningham as Chief Executive Officer and President of the Company. In terms of his agreement Mr. Cunningham entered into a four year employment agreement with a base salary of $300,000 and he will be eligible for discretionary performance bonuses payments up to 100% of his base salary, payable in cash. Mr. Cunningham has been guaranteed a minimum bonus of $100,000 immediately after his first year of employment with the Company provided he remains employed by the Company on the one year anniversary of the his commencement of employment.  Additionally, Mr. Cunningham will be granted options to purchase shares of the Company’s common stock representing Five Hundred Thousand (500,000) shares of the Company’s publicly registered common stock, which shall be awarded on the earlier of the closing date of the Company’s next financing (the “Closing Date”) or the one year anniversary of Mr. Cunningham’s employment with the Company and shall vest as follows: (i) One Hundred Thousand (100,000) shares shall vest on the one year anniversary of the effective date of the Employment Agreement; (ii) Three Hundred Thousand (300,000) shares shall vest monthly on a pro rata basis commencing on the last day of months thirteen (13) through forty eight (48) of the term of the Employment Agreement; and (iii) One Hundred Thousand (100,000) shares shall vest on the four (4) year anniversary of the effective date of the Employment Agreement. The exercise price for the options is $1.75 per share. Upon a change of control, as defined in the Company’s existing stock option plan, all unvested options issued to the Mr. Cunningham shall become fully vested immediately upon the change of control.

The Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Cunningham.

If Mr. Cunningham’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, bonus earned, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated at any time by the Company without Just Cause (as defined in the Employment Agreement) or by Mr. Cunningham for Good Reason (as defined in the Employment Agreement) then in addition to paying the Accrued Obligations; the Company shall continue to pay the Executive his then-current base salary and continue to provide benefits to the Executive at least equal to those which he had at the time of termination for a period of nine months after termination. The right to receive any option which has not yet vested or been awarded shall terminate upon the termination of Executive’s employment for any reason. The period(s) to exercise the option following termination of employment, shall be according to the Corporation’s existing stock option plan and customary form of employee stock option agreement.

16.	OPERATING LEASES

The Company entered into a laboratory and office lease agreement for 2,813 square feet in Cambridge, Massachusetts effective June 1, 2013. The term of the lease was for a twelve month period which terminated on May 31, 2014. The lease agreement is under renewal discussions for a further eighteen month period, expiring on December 31, 2015 for a monthly rental of approximately $16,600, including estimated operating costs and property taxes. The rental charge for the year ended December 31, 2014 amounted to $196,699.

The Company’s office lease in New Mexico terminated in October 2013 and has not been renewed. This lease is ongoing as a month to month lease for $5,075 per month. Rental expense for the year ended December 31, 2014 was $60,904.

The Company entered into a corporate apartment lease agreement in Cambridge, Massachusetts effective June 4, 2013. The term of the lease was for a twelve month period and terminated on June 3, 2014. The monthly rental amounts to $3,325. Rental expense for the year ended December 31, 2014 amounted to $16,625. This lease was not renewed.

The Company entered into a new corporate apartment lease commencing on June 1, 2014 for a period of one year for a monthly rental of $2,500 per month. Rental expense for the year ended December 31, 2014 amounted to $17,500.

On February 4, 2014, the Company entered into a second corporate apartment lease in Cambridge Massachusetts. The term of the lease is for fourteen months, terminating on April 30, 2015. The monthly rental amounts to $2,897. This lease was terminated early on October 1, 2014 and an early settlement penalty of $4,346 was paid. Rental expense for the year ended December 31, 2014 amounted to $26,620, including the early settlement penalty charge.

On October 10, 2014, the Company entered into a third corporate apartment lease in Cambridge, Massachusetts. The term of the lease is for nine months terminating on July 6, 2015. The monthly rental amounts to $3,351. Rental expense for the year ended December 31, 2014 amounted to $11,304.

Future annual minimum payments required under operating lease obligations as of December 31, 2014, are as follows:

Amount

2015	$233,942

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	LITIGATION

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

The proceeds received of $7,000,000 have been recognized as “other income”. Any additional proceeds we may receive or any additional expenditure incurred on this matter was and will be recognized as income or expense in future periods. No liability to Dentons has been recorded by the Company.

Joel Bellows Suit

On January 18, 2013, the Company reached a settlement agreement with Bellows during a pre-trial settlement conference. Subsequent to the pre-trial settlement conference, the parties were unable to agree to terms relating to the conversion of preferred A shares to yet-to-be issued preferred B shares. On April 30, 2013, the Circuit Court of Cook County, Illinois, compelled the Company to execute a version of the settlement agreement proposed by Bellows incorporating a conversion formula that the Company expressly rejected. The Circuit Court also dismissed Bellows’ lawsuit against the Company pursuant to the settlement agreement. The Company has, thus far, performed the terms of the Court ordered settlement agreement under protest and reservation of rights. The Company has paid Bellows $240,000 pursuant to the disputed settlement agreement, together with interest thereon. The Company has also issued 105,000 shares of Series A Stock to Joel Bellows, in exchange for his 105,000 common shares under protest and reservation of rights. The Company’s motion for reconsideration of the April 30, 2013, order was heard on September 25, 2013 and denied. On December 5, 2013, the Company and Dr. Benjamin Warner filed a notice of appeal in the First District Appellate Court of Illinois. On December 26, 2014, the First District Appellate Court of Illinois dismissed the Company’s appeal as moot.

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	LITIGATION (continued)

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

On October 3, 2014, the Company and the Board of Directors filed a motion to disqualify Bellows Law Group, P.C. pursuant to Rules 1.9 and 1.10 of the Illinois Code of Professional Conduct. On December 2, 2014, Bellows Law Group PC voluntarily withdrew as counsel for Joel Bellows. Joel Bellows is now represented by attorney Cary Goldberg.

On January 9, 2015, the Company and the Board of Directors filed a motion to dismiss Counts I of the complaint pursuant to 735 ILCS 5/2-619(a)(9) and to dismiss Counts II and III of the complaint pursuant to 735 ILCS 5/2-615. Bellows filed a response to the motion to dismiss on February 4, 2015.

On February 23, 2015, Bellows filed a motion for leave to file a first amended complaint. On February 23, 2015, Bellows’ was granted leave to file his first amended complaint. Bellows filed his first amended complaint on February 23, 2015.

In his first amended complaint, Bellows alleges that the Company is obligated, pursuant to the terms of a private placement memorandum, to pay him a dividend of $0.46 for each share of Series A preferred stock on January 1 of each year (subject to pro rations for any short year) in (i) cash; or (ii) fully paid and non-assessable shares of common stock of the corporation at a price of $5.70 per common share, at his option. Bellows alleges that the Company paid him a partial dividend of $29,773.97 after he filed his original complaint. He alleges that the Company continues to violate his rights under the private placement memorandum by willfully refusing to pay him the remainder of the dividends due in the alleged amount of $16,144.00, interest on the late dividends due and interest on the unpaid dividends. Bellows also alleges that the Company has a continuing obligation to pay him an annual dividend under the terms of a court ordered settlement. Bellows alleges that the Company’s refusal to pay his dividends is also a breach of the settlement agreement. He alleges that the Company’s breach entitles him to attorneys’ fees.

Bellows also alleges that certain members of the Board of Directors breached their duties of loyalty, good faith and fair dealing to Bellows by knowingly refusing to distribute the remaining dividends to Bellows to which he was entitled. Bellows contends that he has been injured in his business and property and irreparably harmed in that he has not received the true value of his equity ownership in the Company.

Bellows also alleges that a judgment conveyed to him by the Company under the terms of a court ordered settlement agreement was fictitious. He contends that his acceptance of the purported asset as part of the settlement was secured by the fraud of the Company and Benjamin Warner, acting in concert with Michael Lyon and Richard Lane.

In his amended complaint, Bellows seeks the following relief against the company on his allegations of breach of contract: (1) an award of compensatory damages of no less than $30,000.00; (2) prejudgment interest; (3) all costs and reasonable attorneys’ fees incurred by Bellows; (4) such other relief as may be just and proper. Bellows seeks the following relief against the Board of Directors on his allegations of breach of fiduciary duty: (1) an award of compensatory damages of no less than $30,000.00; (2) an award of punitive damages in an amount not less than $60,000.00; (3) costs, expenses and interest; (4) attorneys’ fees; and (5) such other relief as may be just and equitable. Bellows also seeks the following relief against the Company and Benjamin Warner on his allegations of fraud and deceit: (1) compensatory damages of no less than $50,000.00, and (2) punitive damages as a multiple of compensatory damages.

On March 16, 2015, the Company filed a second motion to disqualify the Bellows Law Group, P.C and Bellows & Bellows, P.C.

The Company believes that the litigation is entirely without merit as the declaration of any cash dividends was not permissible under Delaware law due to the financial condition of the Company at the time. Due the improvement in the financial condition of the Company subsequent to March 6, 2014, the dividend owing to the Series A shareholder has subsequently been declared and the amount due to Mr. Bellows has been paid to him. The Company’s response to the amended complaint is due March 23, 2015.

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	LITIGATION (continued)

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

In the complaint, Bellows alleges that an actual controversy exists between the parties whether Bellows is entitled to immediate redemption of his Series A cumulative preferred stock. Bellows seeks a declaration and order that the Company is immediately obligated to redeem all 105,000 shares of his Series A cumulative preferred stock for a total price of $778,050.00. Bellows alleges that the Company’s refusal to redeem his Series A cumulative preferred stock is a breach of the court ordered settlement. Bellows also alleges that the Company’s refusal to redeem his Series A cumulative preferred stock is a breach of the June 24, 2011 private placement memorandum. Bellows also asserts that Benjamin Warner, as an officer and director of the Company, breached his duties of loyalty, care, independence, and good faith and fair dealing to Bellows by knowingly failing to have the Company redeem his Series A shares, failing to provide him with information concerning his redemption rights, and putting his interests ahead of Bellows’ rights. Bellows alleges that he suffered damages, as a result, of at least $778,050.00.

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

On October 7, 2014, the Company and Benjamin Warner filed a motion to disqualify Bellows Law Group, P.C. and Bellows & Bellows, PC, pursuant to Rules 1.9 and 1.10 of the Illinois Code of Professional Conduct. On December 2, 2014, Bellows Law Group PC voluntarily withdrew as counsel for Joel Bellows. Joel Bellows is now represented by attorney Cary Goldberg.

On November 4, 2014, Bellows sought, and was granted, a substitution of judges as of right and the case was reassigned to Judge David Atkins.

On December 30, 2014, the Company and Benjamin Warner filed a motion to dismiss Counts I, II and IV of the complaint pursuant to 735 ILCS 5/2-615 and to dismiss Counts I and III of the complaint pursuant to 735 ILCS 5/2-619(a)(9). Bellows filed a response to the motion to dismiss on February 4, 2015. The Company filed its reply brief on March 13, 2015. A hearing is scheduled for April 29, 2015.

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

On July 11, 2014, the Company removed the Petition for Citation to Recover to the Northern District of Illinois.  On August 12, 2014, QTM filed a motion to remand the petition to the state court. After considering the written submissions of the parties, Judge Harry Leinenweber entered an order remanding the Petition to state court and denying QTM’s request for attorney fees.

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	LITIGATION (continued)

Citation to Recover Property filed against the Company and others (continued)

On February 18, 2015, a Claimant, American Milling LP (“American Milling”) filed a motion to vacate two orders entered on November 26, 2014, allowing Michael T. Lyon and Richard Lane’s claims (“Claims”) against the Estate. American Milling contends that the Claims were fraudulently filed by Lyon and Lane who had no interest in the underlying judgments. American Millings also contends that the judgments were partially satisfied and the Claims should not have been allowed for the full amount of the judgments. On February 18, 2015, American Milling also filed a motion for sanctions against the Company and Crane pursuant to Illinois Supreme Court Rule 137 alleging that the Company and Crane convinced Lyon and Lane to file the allowed claims in an attempt to improperly recover under a judgment that was partially satisfied. On February 18, 2015, American Milling also filed a motion for partial summary judgment of the citation to recover against Caldera seeking a finding that the Estate owns at least 177,500 shares of the Company, which represents a portion of the Company’s shares at issue in the citation proceedings.

On March 4, 2015, the Company and Crane filed a response to American Millings motion to vacate asking the Court to vacate the allowed Claims but not for the reasons claimed by American Milling The Company and Crane also filed briefs in opposition to the request for sanctions and in opposition to summary judgment.

On March 16, 2015, in a proceeding to administer the estate of the late Sigmund Eisenschenk, the Circuit Court in Cook County, Illinois (“the Court”) heard arguments relating to American Millings motion to vacate, motion for Rule 137 sanctions, and motion for partial summary judgment. The Court ruled against us as follows: (i) finding that Sigmund Eisenschenk’s rights in our stock were not collected, recalled, or cancelled pursuant to an August 17, 2010, Judgment Order entered by the Honorable Amy J. St. Eve in the U.S. District Court for the Northern District of Illinois, Case No. 08 C 754, the October 28, 2010 Assignment of Judgment and Settlement Agreement, or otherwise by us, and therefore the Estate of Sigmund Eisenschenk owns no less than 177,500 shares of our stock (which shares were previously held by Sigmund Eisenschenk having a current value of $1.75 per share); ii) partially vacating Michael T Lyon or the Michael T Lyon Profit Sharing Plan and Richard Lane’s claims against the Estate and finding that a portion of these claims were partially satisfied by Eisenschenk during his life through collection of Eisenschenk’s interest in certain real estate; and iii) allowing the recovery of Rule 137 sanctions against us, Michael T Lyon or the Michael T Lyon Profit Sharing Plan, Richard Lane and Aaron Crane, the previous administrator of the Estate, based upon the Court’s finding that the October 9, 2012 claims filed against the Estate by Michael Lyon, Richard Lane and Aaron Crane, for the collection on the Judgment Order in the United States District Court, Northern District of Illinois, Eastern Division, in No. 08 C 754 (the “Claims”), were not well grounded in fact and not warranted by existing law, or a good faith argument for the extension, modification or reversal of existing law as the Judgment Order had already been partially satisfied by Michael Lyon and Richard Lane’s collection of certain real estate property owned by the late Sigmund Eisenschenk. The Court further found that Michael Lyon, Richard Lane, Aaron Crane’s and our testimony, in support of the Claims, constituted misrepresentations upon the Court, that the Claims were brought for an improper purpose, that we and Crane operated without candor to the Court, misrepresented facts, and failed to disclose conflicts to the Court. The amount of the sanctions to be assessed against them and us for expenses, attorney’s fees and costs associated with this matter are yet to be determined. Claims for attorney’s fees, expenses and costs are required to be filed with the Court on April 1, 2015. We will be given an opportunity to respond to the claims. The case is scheduled for a status on the claims on April 6, 2015. We are currently considering our options and have charged other expense and accrued a liability of $490,625 in our financial statements for the year ended December 31, 2014 relating to these court orders.

Suit against Peter J. Schmiedel, Administrator of the estate of Sigmund Eisenschenk

The Company instituted litigation in the First Judicial District Court for Los Alamos County, New Mexico on September 12, 2013, to obtain declaratory relief against the Estate of the late Sigmund Eisenschenk (“Eisenschenk”), seeking a declaration of the status of certain vested and unvested shares of stock of the Company that were repurchased by the Company in 2010 and transferred to the Company in 2011. Eisenschenk and others were party to a 2005 formation agreement and had executed a financing term sheet with the Company whereby Eisenschenk was to contribute capital to the Company and that Eisenschenk would also receive common shares of the Company based on his capital contribution and successful completion of a capital raising for the Company. The Company seeks a declaratory judgment stating that Eisenschenk did not satisfy the terms of the financing term sheet and that all non-vested shares which were granted to Eisenschenk were repurchased by the Company. In addition, the Company acquired a judgment against Eisenschenk from third parties and in partial satisfaction of that judgment, any vested shares owned by Eisenschenk or his controlled entities were acquired by assignment and transfer to the Company and that Eisenschenk owns no capital stock or options to acquire capital stock of the company nor has any rights thereto.

The administrator of the Eisenschenk estate filed a motion to dismiss the matter on a forum of non conveniens arguing that the proceedings mentioned above in The Citation to recovery Property against the Company and others, was the appropriate forum to adjudicate the Company’s claims. This motion was denied, which was responded to by an answer contesting the allegations made by the Company and asserting a continued interest of Eisenschenk in the capital stock of the Company. This matter is tentatively scheduled for a trial on the merits on June 15, 2015. There is a possibility that the Illinois court in The Citation to recovery Property against the Company and others may make a ruling before the New Mexico trial is completed.

18.	SUBSEQUENT EVENTS

On March 16, 2015, in a proceeding to administer the estate of the late Sigmund Eisenschenk, the Circuit Court in Cook County, Illinois (“the Court”) heard arguments relating to American Millings motion to vacate, motion for Rule 137 sanctions, and motion for partial summary judgment. The Court ruled against us as follows: (i) finding that Sigmund Eisenschenk’s rights in our stock were not collected, recalled, or cancelled pursuant to an August 17, 2010, Judgment Order entered by the Honorable Amy J. St. Eve in the U.S. District Court for the Northern District of Illinois, Case No. 08 C 754, the October 28, 2010 Assignment of Judgment and Settlement Agreement, or otherwise by us, and therefore the Estate of Sigmund Eisenschenk owns no less than 177,500 shares of our stock (which shares were previously held by Sigmund Eisenschenk having a current value of $1.75 per share); ii) partially vacating Michael T Lyon or the Michael T Lyon Profit Sharing Plan and Richard Lane’s claims against the Estate and finding that a portion of these claims were partially satisfied by Eisenschenk during his life through collection of Eisenschenk’s interest in certain real estate; and iii) allowing the recovery of Rule 137 sanctions against us, Michael T Lyon or the Michael T Lyon Profit Sharing Plan, Richard Lane and Aaron Crane, the previous administrator of the Estate, based upon the Court’s finding that the October 9, 2012 claims filed against the Estate by Michael Lyon, Richard Lane and Aaron Crane, for the collection on the Judgment Order in the United States District Court, Northern District of Illinois, Eastern Division, in No. 08 C 754 (the “Claims”), were not well grounded in fact and not warranted by existing law, or a good faith argument for the extension, modification or reversal of existing law as the Judgment Order had already been partially satisfied by Michael Lyon and Richard Lane’s collection of certain real estate property owned by the late Sigmund Eisenschenk. The Court further found that Michael Lyon, Richard Lane, Aaron Crane’s and our testimony, in support of the Claims, constituted misrepresentations upon the Court, that the Claims were brought for an improper purpose, that we and Crane operated without candor to the Court, misrepresented facts, and failed to disclose conflicts to the Court. The amount of the sanctions to be assessed against them and us for expenses, attorney’s fees and costs associated with this matter are yet to be determined. Claims for attorney’s fees, expenses and costs are required to be filed with the Court on April 1, 2015. We will be given an opportunity to respond to the claims. The case is scheduled for a status on the claims on April 6, 2015. We are currently considering our options and have charged other expense and accrued a liability of $490,625 in our financial statements for the year ended December 31, 2014 relating to these court orders.

XRPRO SCIENCES, INC.

(FORMERLY CALDERA PHARMACEUTICALS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.	SUBSEQUENT EVENTS (continued)

On January 7, 2015, the Company consummated the second closing in a private placement offering disclosed under note 11 above and sold an additional 548,019 units at a per unit price of $7.00, each unit consisting of four shares of common stock of the Company and a five year warrant to acquire one share of the Company’s Common Stock at an exercise price of $1.75 per share, to accredited investors for aggregate cash proceeds of $3,836,133 pursuant to a master purchase agreement entered into with the investors (the ”Purchase Agreements”). The aggregate total number of Units sold in both closings was 1,265,000 Units for total gross proceeds of $8,855,000. The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes.

In addition to and in connection with the private placement offering, the Company also issued the placement agent a five-year warrant exercisable for an aggregate amount of 506,000 shares of Common Stock at an exercise price of $1.75 per share and an advisory warrant exercisable for an additional 200,000 shares of Common Stock at an exercise price of $1.75 per share (the “Placement Agent Warrants”). The Company has also agreed to prepare and file a registration statement with the SEC within ninety (90) days of the final closing date of the Offering (January 7, 2015) for the resale by the purchasers of all of the Shares and the Common Stock underlying the Offering Warrants and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto.  In addition, the Company has agreed to register the shares of Common Stock underlying the Placement Agent Warrants.

On January 31, 2015 the Company entered into: (i) exchange agreements (the “Series B Preferred Stock and Warrant Exchange Agreements”) with the holders of the warrants that were issued as part of the private placement of the Series B Preferred Stock (the “Existing Series B Warrants”) to exchange both the 2,133,947 Series B Preferred Stock for Common Stock and their 1,271,664 Existing Series B Warrants, (ii) exchange agreements (the “Bridge Warrant Exchange Agreements”) with the holders (the “Bridge Warrant Holders”) of its 300,000 warrants that were issued in connection with the Company’s bride note financing (the “Existing Bridge Warrants”), and (iii) exchange agreements (the “Placement Agent Exchange Agreements”) with Taglich Brothers, Inc. and its designees (the “Placement Agent Warrant Holders”) that were issued 286,800 warrants as compensation for the placement agent services provided in connection with the private placement of the Series B Preferred Stock (the “Existing Placement Agent Warrants”). The Existing Series B Warrants, the Existing Bridge Warrants and the Existing Placement Agent Warrants are collectively referred to as the “Existing Warrants”. Pursuant to the terms of the Bridge Warrant Exchange Agreements, the Series B Preferred Stock and Warrant Exchange Agreements and the Placement Agent Exchange Agreements, the Existing Bridge Warrants, the Existing Series B Warrants and the Existing Placement Agent Warrants were exchanged for new warrants (the “Series B Exchange Warrants,” the “Bridge Exchange Warrants” and the “Placement Agent Exchange Warrants”), which have substantially similar terms to the Existing Warrants except that: (i) the exercise price of the Series B Exchange Warrants, the Bridge Exchange Warrants and the Placement Agent Exchange Warrants are 30% less than the exercise price of the Existing Warrants for which they were exchanged (such that: (x) the 300,000 Bridge Exchange Warrants have an exercise price of $2.10; (y) the 286,800 Placement Agent Exchange Warrants have an exercise price of $1.925; and (z) the 1,271,664 Series B Exchange Warrants have an exercise price of $1.75); (ii) the Bridge Exchange Warrants, the Series B Exchange Warrants and the Placement Agent Exchange Warrants do not contain anti-dilution price protection for issuances of securities at per share prices that are lower than the exercise price; (iii) the Bridge Exchange Warrants, the Series B Exchange Warrants and the Placement Agent Exchange Warrants are assignable by their holders; and (iv) the Bridge Exchange Warrants, the Series B Exchange Warrants and the Placement Agent Exchange Warrants provide for certain buy-in-rights in the event that the Company fails to deliver shares of Common Stock underlying the warrant in a timely manner.

On February 20, 2015, the Board of Directors of the Company approved the amendment and restatement of the Company's by-laws (herein, the "Amended and Restated By-Laws"), effective as of that date, to add a forum selection provision for the adjudication of certain disputes. This provision, set forth in Section 6.8 of the Amended and Restated By-Laws, provides that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for: (1) any derivative action or proceeding brought on behalf of the Company; (2) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or its stockholders; (3) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, the Company's certificate of incorporation, or the Amended and Restated By-Laws; and (4) any action asserting a claim governed by the internal affairs doctrine.

The Board of Directors and stockholders owning in excess of majority of the voting securities of the Company approved the filing of an amendment to the Company's Certificate of Incorporation to effect a 1-for-2 reverse stock split of its issued and outstanding shares of common stock. The Company intends to file a Certificate of Amendment to its Certificate of Incorporation to effectuate the reverse stock split shortly after the filing with the Securities and Exchange Commission of the Annual Report on Form 10-K for the year ended December 31, 2014.

On March 4, 2015, the holders of the 40,000 Placement Agent advisory warrants exercisable at $0.01 per share exercised their warrants for cash proceeds of $400.

Other than disclosed above, the Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued, and has concluded that no such events or transactions took place that would require disclosure herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO”).  The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system.   The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO or to maintain all reference material required to ensure Company personnel are properly advised or trained to operate the control system.  Based on the assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Below is certain information regarding our current directors and executive officers.

Name	Age	Position
Richard Cunningham	44	President and Chief Executive Officer
Dr. Benjamin Warner	46	Chief Scientific Officer, member of nominating committee and director
Mark Korb	47	Chief Financial Officer
Edward Roffman	65	Director, chairman of the audit committee
Clive Kabatznik	57	Director, member of audit committee
Vincent Palmieri	43	Director, chairman of the compensation committee, member of audit committee
Michael Taglich	49	Director, chairman of the nominating committee
Timothy C. Tyson	62	Director, Non-Executive Chairman of the Board, member of the compensation committee, member of the nominating committee

Richard Cunningham

Mr. Cunningham became President and Chief Executive Officer on November 24, 2014. Since April 2008, Mr. Cunningham has held various positions at Boehringer Ingelheim, a pharmaceutical company, which positions include, serving as Executive Director from January 2014 until November 2014, a Director from June 2010 until December 2013 and National Account Director from April 2008 until June 2010. Prior to working at Boehringer Ingelheim Mr. Cunningham was a senior executive in the commercial organization leading sales, marketing and contracting activities at Valeant Pharmaceuticals. Mr. Cunningham began his career in healthcare at Premier Inc. a healthcare company that served as a group purchasing and service organization for over 1700 hospitals throughout the nation. While at Premier he served as the Marketing Director at Premier Practice Management, a subsidiary and start-up company of Premier Inc.

Dr. Benjamin Warner

Dr. Warner currently serves as our Chief Scientific Officer and since our incorporation in 2003 until July 2013; Dr. Warner served as our President and Chief Executive Officer and was our Chairman of the Board until April 1, 2014. Dr. Warner also fulfilled the roles of treasurer and Chief Financial Officer from the period since inception to August 14, 2013. Before founding the company, Dr. Warner worked in technology development, patenting, and marketing at the Los Alamos National Laboratory and in the development of “dual use” government/commercial technologies. Dr. Warner has co-developed technologies that have led to the formation of several technology companies. Dr. Warner holds a Ph.D. in Chemistry from MIT and a BS from the University of the South. Dr. Warner is the co-inventor on 30+ patents/pending patents.   After MIT, Dr. Warner joined Los Alamos National Laboratory where he held the position of Project Leader for National Security Programs from 2000 until 2004.

Effective March 15, 2013 the Company entered into a five year employment agreement with Dr. Warner (the “Employment Agreement”). The Employment Agreement replaces his prior agreement.  Pursuant to the Employment Agreement, Dr. Warner is entitled to an annual base salary of $250,000 and will be eligible for discretionary performance and transactional bonus payments as well as certain other specified benefits. Additionally, Dr. Warner was granted options to purchase 185,000 shares of the Common Stock with an exercise price equal to $1.50 per share. These options will vest pro rata, on a monthly basis over twelve months, with 15,417 vesting each month commencing April 1, 2013. The Employment Agreement also includes confidentiality obligations and inventions assignments by Dr. Warner.

Dr. Warner has won numerous awards from Los Alamos National Laboratory for his commercialization and patenting work, including the Distinguished Licensing Award, the Distinguished Entrepreneurial Award, the Distinguished Patent Award, and the Federal Laboratory Consortium Distinguished Service Award. Jointly with LANL, The Company won the 2007 Federal Laboratory Consortium Award for Excellence in Technology Transfer and an R&D100 Award. The Company has won multiple Technology Ventures Corporation awards for top technology companies in New Mexico.

Dr. Warner has been associated with the Company since its inception and brings to the board extensive knowledge about our business operations and in particular our licenses and products. Having developed our technology Dr. Warner brings to the board significant strategic, business and financial experience related to the business and financial issues facing analytical companies and particularly our company. Dr. Warner has a broad understanding of the operational, financial and strategic issues facing companies such as ours.

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

From 2007 to 2009 Mr. Korb was the group chief financial officer and director of Foodcorp (Proprietary) Limited (“Foodcorp”), a multimillion dollar consumer goods company based in South Africa. In his role as chief financial officer, Mr. Korb delivered operational and strategic leadership for the full group financial function during a period of change including mergers, acquisitions and organic growth. As a board director he cultivated relationships with shareholders, bond holders, financial institutions, rating agencies, and auditors. Mr. Korb was also responsible for leading the group IT strategy and implementation and supervised 16 direct reports including 10 divisional financial directors.  From 2001 to 2007 Mr. Korb was the group Chief Financial Officer of First Lifestyle, initially a publicly traded company on the Johannesburg Stock Exchange in South Africa which was then purchased by management which included Mr. Korb. He anchored the full group financial function with responsibility for mergers and acquisitions activity, successfully leading the process whereby the Company was sold to Foodcorp mentioned above. Upon completion of the merger, Mr. Korb was appointed as the group Chief Financial Officer of Foodcorp.

Ed Roffman

Mr. Roffman has been a director since December 2011. Since April 2006, Mr. Roffman has consulted with various early stage high technology companies. During this time, consulting projects have included the part-time Chief Financial Officer of LERNA, LLC (since April 2014). AdSource, LLC (since January 2014) and Emerge Digital, Inc. (since January 2012 to June 2014), all in online digital advertising, the part-time Chief Financial Officer of Public Media Works, Inc. (October 2010 to October 2011) (Public Media Works was in the video rental business) and from January 2008 to December 2009, Mr. Roffman was the part-time Chief Financial Officer of Cryptic Studios, a developer of massively multiplayer video games. Mr. Roffman has also been a principal of Creekside, LLC, a consulting firm which specializes in the software, internet and consumer products industries. Mr. Roffman serves on the board and audit committee of Andalay Solar, Inc., (formerly Westinghouse Solar), a designer and distributor of solar modules (OTCQB).  Mr. Roffman is a CPA with over 40 years of experience in accounting and finance. Mr. Roffman earned a BBA in accounting from Temple University.

Mr. Roffman’s achievements in financial and accounting matters, his overall business understanding, as well as his familiarity and knowledge regarding public companies and corporate governance issues that public companies face make him an ideal board candidate.

Clive Kabatznik

Mr. Kabatznik, currently serves as the President of First South Africa Management, a company that he founded that has been engaged in management consultancy services since January 2006. From 2005 until the present, Mr. Kabatznik has served as a director of Strategy First, Inc.; a Montreal based digital publisher and distributor of video games. From 2009 until 2010, he was the operating manager of New Bedford Media LLC, a company he co-founded which focuses on the acquisition and operation of digital media companies. Mr. Kabatznik also currently serves as a member of the board of directors of Code and Theory LLC, a New York based digital advertising company focusing on strategic brand building campaigns in the consumer goods, fashion and publishing industries. From 1995 until 2009, he served as Chief Executive Officer of Silverstar Holdings, a United States publicly listed company that he founded that was established to acquire, own and operate companies, with an emphasis on businesses which stand to benefit from new Internet and technology-based platforms. Prior to 1995, Mr. Kabatznik was engaged in investment banking. Mr. Kabatznik has served as President of Colonial Capital, Inc., a Miami-based investment banking company that specializes in advising middle market companies in areas concerning mergers, acquisitions, private and public agency funding and debt placements.

Mr. Kabatznik’s business experience with small public companies, his achievements in the financial industry and his overall business understanding make him a desirable board candidate.

Vincent Palmieri

Mr. Palmieri, is a Vice President of Taglich Brothers, Inc. and specializes in sourcing, evaluating, and executing new investments as well as monitoring existing investments in small public and private companies. Mr. Palmieri received a Bachelor of Science in Accounting from the Pennsylvania State University and an MBA from the Stern School of Business at New York University. Mr. Palmieri’s achievements in financial and accounting matters, his overall business understanding, as well as his familiarity and knowledge regarding public companies and corporate governance issues that public companies face make him an ideal board candidate.

Michael Taglich

Mr. Taglich, is Chairman of the Board and President of Taglich Brothers, Inc., a New York City based securities firm. From 1987 to 1992, Mr. Taglich served as a Vice President at Weatherly Securities. He brings a broad depth and breadth of capital and business background to the Board of Directors of the Company, with extensive experience in exit strategies. Mr. Taglich is also currently Chairman of the Board of SCOLR Pharma Inc, a publicly traded pharmaceutical company, and Air Industries, Inc., a manufacturer of precision aerospace components. He also serves as a Director of Autonet Mobile, Inc. Mr. Taglich holds a B.S. degree in General and International Business from New York University and holds Series 27 and Series 7 security licenses. Mr. Taglich’s capital and business background, his overall business understanding, as well as his familiarity and his service on public company boards provide him with the knowledge regarding public companies and corporate governance issues that public companies face make him an attractive board candidate.

Timothy C. Tyson

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

Leadership Structure

We currently have two separate individuals serving as our Chairman of the Board and as our Chief Executive Officer and we do not have a formal policy on whether the same person should (or should not) serve as both the Chief Executive Officer and Chairman of the Board. Due to the size of our Company, we believe that this structure is appropriate in recognition of the time commitment and activities required to function effectively as a Chairman and as a Chief Executive Officer.  Mr. Tyson was appointed as our Non-Executive Chairman of the Board in April 2014. Mr. Cunningham has served as our Chief Executive Officer since November 2014. Our Board of Directors has determined that this leadership structure is appropriate and effective for the Company given its stage of operations. In serving as Non-Executive Chairman of the Board, Mr. Tyson serves as a significant resource for our Chief Executive Officer, other members of management and the Board of Directors. We believe that the division of duties and additional avenues of communication between the Board and management with Mr. Tyson serving as Non-Executive Chairman of the Board provides a basis for the proper functioning of our Board and oversight of management.

Our Board of Directors has several independent directors. We do not have a separate lead independent director. We believe the combination of Mr. Tyson as our Non-Executive Chairman of the Board and Mr. Cunningham as our Chief Executive Officer is an effective structure for us. Our current structure is operating effectively to foster productive, timely and efficient communication among the independent directors and management. We do have active participation in our committees by our independent directors, who comprise all of the members of all of our committees. Each committee performs an active role in overseeing our management and there are complete and open lines of communication with the management and independent director

Board Committees

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

Compensation Committee

Our Compensation Committee consists of Mr. Tyson and Mr. Palmieri.  This committee performs several functions, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. Our Board has determined that the Compensation Committee members are independent under applicable SEC regulations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10 percent of a registered class of the XRpro Sciences’ equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock.  Such officers, directors and persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2014, other than a late filing of a Form 3 by Mark Korb and Timothy Tyson  upon each of their appointments, a late filing of a Form 4 by Dr. Warner for an option grant, stock exchange and gift and a late filing by Messrs. Taglich and Palmieri of a Form 4 with respect to the transfer of warrants.

Code of Ethics

We maintain a Code of Conduct which is applicable to all of our directors, officers and employees.  In addition, we have adopted a Code of Ethics for Financial Management which applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and Controller. We will send a copy of the Code of Ethics, free of charge, upon our receipt of a written request therefor addressed to us at One Kendall Square, Suite B2002, Cambridge, Massachusetts, Attention: Richard Cunningham.

Item 11.	Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered by our principal executive officer, principal scientific officer and each executive officer whose compensation exceeded $100,000 during each of the fiscal years ended December 31, 2014 and 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)(2)	Total ($)

Richard Cunningham, President and Chief Executive Officer	2014 2013	31,250 -	- -	- -	- -	- -	- -	31,250 -

Gary Altman(3), Former President and Chief Executive Officer	2014 2013	225,350 150,000	- -	- 522,853	- -	- -	329,552 48,577	554,902 721,430

Dr. Benjamin Warner, Chief Scientific Officer	2014 2013	250,000 239,521	175,000 50,000	- 217,799	- -	- -	21,610 20,065	446,610 527,385

Mark Korb (4), Chief Financial Officer	2014 2013	- -	- -	- -	- -	- -	- -	- -

(1)	All other compensation for Gary Altman for the year ended December 31, 2013 includes $325,000 as severance pay and Medicare reimbursements of $4,552.
(2)	All other compensation for Dr. Benjamin Warner includes $14,110 for company contributed health care and $7,500 for company contributions to his 401(k) plan.
(3)	Mr. Altman resigned as our Chief Executive Officer and President effective August 11, 2014.
(4)	Mr. Korb is not compensated directly for his services as our CFO, however he is compensated by First South Africa Management (“FSAM”), Clive Kabatznik, one of our directors, is the managing member of FSAM, which has a consulting agreement with the Company, the consulting agreement is for a monthly fee of $15,000 per month and expires in May 2015. In addition to this First South Africa Management was awarded options exercisable for 150,000 shares of our Common Stock on March 15, 2013. These options are fully vested.

Outstanding Equity Awards at Fiscal Year End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Richard Cunningham (2)	-	-	-	-	-	-	-	-	-

Gary Altman (3)	25,000	-	-	2.50	6/30/2020	-	-	-	-

Dr. Benjamin Warner	185,000	-	-	1.50	3/14/2023	-	-	-	-

(1)	Does not include options issued to First South Africa Management of which Mr. Korb is a member.
(2)	Mr. Cunningham was awarded 500,000 options on January 7, 2015 which vest as follows; 100,000 on November 24, 2015, 300,000 vest equally over a period of 36 months commencing on November 24, 2015 and 100,000 on November 24, 2018.
(3)	In terms of the severance agreement entered into with Mr. Altman effective, August 29, 2014, the remaining unvested stock options of the total 514,900 options issued to him vested immediately. In terms of the stock option plan, Mr. Altman had 90 days (until November 27, 2014) to exercise these options, these options were not exercised and with the exception of 25,000 options exercisable for 25,000 shares of common stock, which remain exercisable at any time prior to the seven year anniversary of the date of grant, in terms of the settlement agreement, the remaining 489,900 options have expired and are available for reissue.

Employment Agreements

During November 2014, Mr. Richard Cunningham was appointed CEO and President of the Company. Effective November 24, 2014, the Company entered into an employment agreement to appoint Mr. Cunningham as the Chief Executive Officer and President of the Company. The employment agreement is for a term of four years, pursuant to which Mr. Cunningham will be entitled to an annual base salary of $300,000, and will be eligible for discretionary performance bonus payments of up to 100% of his base salary payable in cash. In addition, Mr. Cunningham has been guaranteed a minimum bonus amount of $100,000 payable immediately after the first year of employment with the Company provided he remains employed by the Company on the one year anniversary of the his commencement of employment. Additionally, pursuant to the terms of his agreement, on January 7, 2014, Mr. Cunningham was granted options to purchase 500,000 shares of the Company’s Common Stock at an exercise price of $1.75 per share. These options will vest as follows: (i) One Hundred Thousand (100,000) shares vest on the one year anniversary of the effective date of the Employment Agreement; (ii) Three Hundred Thousand (300,000) shares vest monthly on a pro rata basis commencing on the last day of months thirteen (13) through forty eight (48) of the term of the Employment Agreement; and (iii) One Hundred Thousand (100,000) shares vest on the four (4) year anniversary of the effective date of the Employment Agreement. The exercise price for the options shall be the price paid by investors in the next financing; provided, however, if the next financing has not occurred by the one (1) year anniversary of the Effective Date then the exercise price is to be determined in good faith by the board of directors of the Company based upon a 409A valuation. Upon a change of control, as defined in the Company’s existing stock option plan, all unvested options issued to the Mr. Cunningham shall become fully vested immediately upon the change of control.

The Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Cunningham.

If Mr. Cunningham’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, bonus earned, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated at any time by the Company without Just Cause (as defined in the Employment Agreement) or by Mr. Cunningham for Good Reason (as defined in the Employment Agreement) then in addition to paying the Accrued Obligations; the Company shall continue to pay the Executive his then-current base salary and continue to provide benefits to the Executive at least equal to those which he had at the time of termination for a period of nine months after termination. The right to receive any option which has not yet vested or been awarded shall terminate upon the termination of Executive’s employment for any reason. The period(s) to exercise the option following termination of employment, shall be according to the Corporation’s existing stock option plan and customary form of employee stock option agreement.

Effective March 15, 2013, the Company entered into a five year employment agreement with Dr. Warner (the “Employment Agreement”). The Employment Agreement replaces his prior agreement.  Pursuant to the Employment Agreement, Dr. Warner will be entitled to an annual base salary of $250,000 and will be eligible for discretionary performance and transactional bonus payments as well as certain other specified benefits. Additionally, Dr. Warner was granted options to purchase 185,000 shares of the Company’s Common Stock with an exercise price equal to $1.50 per share. These options will vest pro rata, on a monthly basis over twelve months, with 15,417 vesting each month commencing April 1, 2013. The Employment Agreement also includes confidentiality obligations and inventions assignments by Dr. Warner.

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

Effective July 25, 2013, the Company entered into a four-year employment agreement with Gary Altman to serve as the Company’s President and Chief Executive Officer.  Pursuant to the employment agreement Mr. Altman was entitled to an annual base salary of $300,000, which was to increase to $325,000 following the first year of the term, and he was eligible for discretionary performance and transactional bonus payments. Additionally, Mr. Altman was granted seven year options to purchase shares of the Company’s Common Stock representing eight percent (8%) of the outstanding Common Stock of the Company as of June 30, 2013 treating for the purpose of this calculation the shares of Common Stock underlying the Company’s Series A and Series B Preferred Stock issued as the effective date as outstanding, with an exercise price of $2.50 per share. These options vested as to one eighth of the shares underlying the options after the six month anniversary of the Employment Agreement and thereafter pro rata, on a monthly basis, over 42 months. If during the term of the Employment Agreement or within six months following termination of Mr. Altman’s termination of employment, a Transaction (as defined in the Employment Agreement) were to occur that resulted in Consideration (as defined in the Employment Agreement) of $100,000,000 (One Hundred Million Dollars) or more, Mr. Altman was to be entitled to a $3,000,000 (Three Million Dollars) bonus. The Employment Agreement also included confidentiality obligations and inventions assignments by Mr. Altman.

The agreement also provided that if Mr. Altman’s employment was terminated for any reason, he or his estate as the case may be, would be entitled to receive the accrued base salary, bonus earned, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Altman Accrued Obligations”); provided, however, that if his employment was terminated at any time after the four month anniversary of the agreement by the Company without Just Cause (as defined in the agreement) or by Mr. Altman for Good Reason (as defined in the agreement) then in addition to paying the Altman Accrued Obligations; (x) the Company was obligated to pay Mr. Altman one month’s salary for each month that he had been employed for a maximum of twelve months severance; (y) the Company was obligated to pay  Mr. Altman his target bonus for the year in which he was terminated pro-rated based on the number of months during such year he was employed; and (z) reimburse him for monthly COBRA premiums until the earlier of eighteen months after the date of termination, the date he is no longer eligible to receive COBRA payments or the date on which he is eligible to receive similar coverage from another employer.

Effective August 11, 2014, the Company entered into a Severance Agreement and Release (“the Agreements”) whereby Gary Altman, the Company’s Chief Executive Officer will be resigning, effective August 29, 2014.

Set forth below is a summary of the material terms of the Agreement:

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

●	The Company will provide Mr. Altman with reimbursement of COBRA premiums (less the amount Mr. Altman was required to pay under the Company’s health plans through the earlier of (i) December 31, 2015; (ii) the date Mr. Altman is no longer eligible to receive COBRA; and (iii) the date Mr. Altman becomes eligible to receive substantially similar coverage from another employer, to the extent permitted under applicable law:

●	Mr. Altman’s ability to exercise all stock options issued to him will vest immediately after the Effective Date of the Agreement and options exercisable for 25,000 shares of Common Stock shall be exercisable at any time prior to the seven year anniversary of the date of grant and the remainder shall be exercisable for 90 days after August 29, 2014.

●	For a period commencing on the Effective Date of the Agreement and ending one year after the Effective Date, Mr. Altman agreed not to, directly or indirectly, either for himself or any other person, own, manage, control, materially participate in, invest in, permit his name to be used by, act as consultant or advisor to, render material services for (alone or in association with any person, firm, corporation or other business organization) or otherwise assist in any manner any business which is a competitor of the Company and/or its subsidiaries or affiliates.

Compensation of Directors

The table below summarizes all compensation of our directors for the year ended December 31, 2014.

DIRECTOR COMPENSATION (1)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gary Altman	-	-	-	-	-	-	-

Dr. Benjamin Warner	-	-	-	-	-	-	-

Edward Roffman (2)	18,750	-	18,933	-	-	-	37,683

Clive Kabatznik	-	-	-	-	-	-	-

Vincent Palmieri (2)	18,750	-	18,933	-	-	-	37,683

Michael Taglich (2)	18,750	-	18,933	-	-	-	37,683

Timothy Tyson (3)	96,250	-	124,956	-	-	-	221,206

(1)	Does not include compensation received for services provided as executive officers.

(2)	Messrs. Roffman, Palmieri and Taglich were each compensated for their services as Board directors at a rate of $25,000 per annum, commencing on April 1, 2014. In addition to this they were each granted options exercisable for 20,000 shares of common stock at an exercise price of $2.50 per share. The options vest equally over a 36 month period, commencing on April 1, 2014.

(3)	Mr. Tyson earned $6,250 for his services as a director for the period January 1, 2014 to March 31, 2014. With effect from April 1, 2014, Mr. Tyson was appointed as non-executive chairman of the Company and his compensation was increased to $10,000 per month. In addition to this, he was granted options exercisable for 132,000 shares of common stock at an exercise price of $2.50 per share, vesting equally over 24 months commencing on April 1, 2014.

We also reimburse directors for travel and other out-of-pocket expenses incurred in attending Board of Director and committee meetings.

Equity Compensation Plan Information

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
2005 Stock Incentive Plan	1,451,904	$2.24	1,548,096
Equity compensation plans not approved by stockholders	-	-	-
Total	1,451,904	$2.24	1,548,096

Item 12.	Security ownership of Executive Officers, Directors and Five Percent Shareholders

The following table sets forth information, as of February 28, 2015, or as otherwise set forth below, with respect to the beneficial ownership of our Common Stock and Series A Shares: (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our Common Stock and Series A Shares; (ii) each of our directors and our executive officers named in the Summary Compensation Table; and (iii) all of our directors and our executive officer as a group. The address of each beneficial owner is One Kendall Square, Suite B2002, Cambridge, Massachusetts 02139.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock Included		Percentage of Common Stock Beneficially Owned (1)	Percentage of Total Voting Power (2)

Richard Cunningham	-	(3)	-	-
Dr. Benjamin Warner	3,504,804	(4)	27.1%	26.9%
Edward Roffman	57,222	(5)	*	*
Clive Kabatznik	280,000	(6)	2.2%	2.2%
Vincent Palmieri	399,101	(7)	3.1%	3.0%
Michael Taglich	1,450,517	(8)	10.9%	10.8%
Timothy C. Tyson	439,196	(9)	3.4%	3.4%
Robert Taglich	1,160,137	(10)	8.8%	8.7%
Joel J. Bellows	105,000	(11)	*	*
All officers and directors as a group (7 persons)	6,130,841		43.2%	42.9%

* less than 1%

(1)	Based on 12,707,361 shares of Common Stock outstanding as of February 28, 2015.
(2)	Each share of Series A preferred stock has the right to one vote per share and will vote together with the Common Stock.
(3)	Mr. Cunningham was awarded an option exercisable for 500,000 shares of Common Stock on the closing date of XRpro’s private placement, the final closing of which was consummated on January 7, 2015 (the “Private Placement”), of which 100,000 shares vest on November 24, 2015, 300,000 vest monthly during months thirteen through forty eight of the term of his employment agreement, and 100,000 vest on the four year anniversary of his employment agreement.
(4)	The share ownership includes 3,294,769 shares of Common Stock. Also includes warrants to purchase 25,035 Common Stock, which were issued with the Series A preferred stock. 108,269 shares of Common Stock and the warrants are held jointly by Dr. Warner and his wife, Ellen McBee. In March 2013 Dr. Warner was issued options exercisable for 185,000 Common Stock all of which are vested.
(5)	The share ownership includes 20,000 shares of Common Stock. On May 1, 2012, Mr. Roffman was issued options exercisable for 30,000 shares of Common Stock of which all are vested. In addition, on April 1, 2014, Mr. Roffman was issued options exercisable for 20,000 shares of Common Stock of which 6,111 are vested and 1,111 will vest in the next 60 days.
(6)	The share ownership includes 100,000 shares owned by First South Africa Management. On March 14, 2013 First South Africa Management was issued options exercisable for 150,000 common stock of which all are vested. Also includes warrants to purchase 30,000 shares of Common Stock which were issued with Bridge note funding provided to the Company. Mr. Kabatznik has the sole voting and dispositive power with respect to the securities held by First South Africa Management.
(7)	The share ownership includes 96,615 shares of Common Stock and warrants to purchase 149,525 shares of Common Stock issued with the Series B preferred stock, bridge notes which were converted into Series B preferred stock and private placement fees earned on that issuance. In addition on April 1, 2014, Mr. Palmieri was issued options exercisable for 20,000 shares of Common Stock of which 6,111 are vested and 1,111 will vest in the next 60 days. Includes warrants exercisable for 11,129 shares of Common Stock that were acquired in the Private Placement. Mr. Palmieri also received warrants exercisable for 134,610 shares of Common Stock issued as compensation in connection with the Private Placement and for advisory services.
(8)	The share ownership includes 851,268 shares of Common Stock, which includes (i) 70,095 shares of Common Stock and (ii) 33,865 shares of Common Stock that Mr. Taglich holds jointly with Claudia Taglich; (iii) 130,168 shares of Common Stock held in the TAG/Kent Partnership, an entity controlled by Mr. Taglich, (iv) 571,428 shares of Common Stock that were acquired by Mr. Taglich’s Keogh account in the Private Placement, (v) 45,712 shares of Common Stock acquired by four custodial accounts for Mr. Taglich’s minor children in the Private Placement. The share ownership also includes (i) warrants exercisable for 142,857 shares of Common Stock issued with the Common Stock acquired by Mr. Taglich’s Keogh account, (ii) warrants exercisable for 7,143 shares of Common Stock for additional Common Stock acquired by the Tag/Kent Partnership, (iii) warrants exercisable for 11,428 shares of Common Stock issued with the Common Stock acquired by the four custodial accounts for Mr. Taglich’s minor children, (iv) warrants exercisable for 168,888 shares of Common Stock issued as compensation in connection with the Private Placement and for advisory services, (v) warrants exercisable for 121,354 shares of Common Stock issued with the Series B preferred stock, and (vi) additional warrants to purchase 140,357 shares of Common Stock issued with bridge notes which were converted into Series B preferred stock and private placement fees earned on that issuance. In addition on April 1, 2014, Mr. Taglich was issued options exercisable for 20,000 shares of Common Stock of which 6,111 are vested and 1,111 will vest in the next 60 days.
(9)	On October 1, 2013, Mr. Tyson was issued options exercisable for 20,000 shares of Common Stock of which 9,445 have already vested and 1,111 will vest in the next sixty days. In addition on April 1, 2014, Mr. Tyson was issued options exercisable for 132,000 shares of Common Stock of which 60,500 are vested and 11,000 will vest in the next 60 days. Includes 285,712 shares of Common Stock acquired in the Private Placement and warrants exercisable for 71,428 shares of Common Stock that were acquired in the Private Placement that was consummated on January 7, 2015.
(10)	The share ownership includes 103,960 shares of Common Stock and 571,428 shares of Common Stock held by an IRA for the benefit of Mr. Taglich and warrants exercisable for 142,857 shares of Common Stock acquired by the IRA for the benefit of Mr. Taglich, warrants exercisable for 140,182 shares of Common Stock issued as compensation in connection with the Private Placement and for advisory services, warrants exercisable for 60,000 shares of Common Stock issued with bridge notes which were converted to series B Preferred stock, 61,354 shares of Common Stock issued with the Series B preferred stock and warrants exercisable for 80,356 shares of Common Stock as placement agent and advisory fees in connection with the Series B preferred stock issuance.
(11)	Includes 105,000 Series A Shares (100% of all outstanding Series A Shares) owned by Mr. Joel Bellows which are convertible into 105,000 shares of Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On December 18, 2012 and March 28, 2013, the Company entered into 10% Bridge Note (the “Bridge Notes”) agreements with Vincent Palmieri, a director, for $50,000 and $25,000 respectively. The Bridge Notes were issued as part of a unit that includes warrants to purchase 600 shares of the Common Stock for each $1,000 of Bridge Note principal, at an exercise price of $3.00 per share, giving Mr. Palmieri a total of 45,000 warrants. These Bridge notes, together with accrued interest thereon were converted into 30,737 Series B Preferred units at a conversion price of $2.50 per unit, each unit consisting of one share of Series B preferred stock and one seven-year warrant exercisable at a price of $2.50 per share, which price is subject to anti-dilution protection.

Mr. Palmieri also received an additional 63,788 warrants exercisable at $2.75 per share and an additional 10,000 warrants exercisable at $0.01 per share, which were issued to the placement agent as placement agent fees and advisory fees. These warrants have a seven-year term and are exercisable at the option of the holder.

On April 1, 2014, Mr. Palmieri was awarded 20,000 stock options exercisable over 20,000 common shares of the company at an exercise price of $2.50 per share. These options vest equally over a thirty six month period commencing on April 1, 2014.

Mr. Palmieri participated in the Company’s private placement that was consummated on January 7, 2015 as follows 44,516 shares of Common Stock and 11,129 Offering Warrants to purchase 11,129 shares of common stock were acquired by Mr. Palmieri. Mr. Palmieri also received 134,610 warrants in connection with his services as placement agent.

On January 31, 2015, Mr. Palmieri exchanged 30,737 shares of Series B Preferred Stock together with all accrued dividends thereon for 52,099 shares of the Company’s Common Stock. In addition, Mr. Palmieri also exchanged: (i) 45,000 existing Bridge Warrants exercisable for $3.00 per share for 45,000 Bridge Exchange Warrants exercisable for $2.10 per share; (ii) 30,737 Existing Series B Warrants exercisable for $2.50 per share were exchanged for 30,737 Series B Exchange Warrants exercisable at $1.75 per share; and (iii) 63,788 Existing Placement Agent Warrants exercisable at $2.75 per share for 63,788 Placement Agent Exchange Warrants exercisable for $1.925 per share.

On December 18, 2012, the Company entered into a 10% Bridge Note (the “Bridge Notes”) agreement with Michael Taglich, a director, for $100,000. The Bridge Notes were issued as part of a unit that includes warrants to purchase 600 shares of the Company’s Common Stock for each $1,000 of Bridge Note principal, at an exercise price of $3.00 per share, giving Mr. Taglich a total of 60,000 warrants. These Bridge notes, together with accrued interest thereon were converted into 41,354 Series B Preferred units at a conversion price of $2.50 per unit, each unit consisting of one share of Series B preferred stock and one seven-year warrant exercisable at a price of $2.50 per share, which price is subject to anti-dilution protection.

Mr. Taglich also received an additional 67,857 warrants exercisable at $2.75 per share and an additional 12,500 warrants exercisable at $0.01 per share, which were issued to the placement agent as placement agent fees and advisory fees. These warrants have a seven-year term and are exercisable at the option of the holder.

On April 1, 2014, Mr. Taglich was awarded 20,000 stock options exercisable over 20,000 common shares of the company at an exercise price of $2.50 per share. These options vest equally over a thirty six month period commencing on April 1, 2014.

Mr. Taglich participated in the Company’s private placement that was consummated on January 7, 2015 as follows (a) 571,428 shares of Common Stock and 142,857 Offering Warrants to purchase 142,857 shares of Common Stock were acquired by Mr. Taglich’s Keogh account; (b) an aggregate of 45,712 shares of Common Stock and an aggregate of 11,428 Offering Warrants to purchase 11,428 shares of Common Stock were acquired by four (4) separate custodial accounts for the benefit of Mr. Taglich’s children; and (c) 28,572 shares of Common Stock and 7,143 Offering Warrants to purchase 7,143 shares of Common Stock were acquired by the Tag/Kent Partnership. In addition, Mr. Taglich received 168,888 placement agent warrants in connection with the private placement that was consummated on January 7, 2015.

On January 31, 2015: (a) Mr. Taglich exchanged 41,354 shares of Series B Preferred Stock together with all accrued and unpaid dividends thereon for 70,095 shares of Common Stock; (b) 20,000 shares of Series B Preferred Stock together with all accrued and unpaid dividends thereon were exchanged by Michael and Claudia Taglich as joint tenants with right of survivorship for 33,865 shares of Common Stock; and (c) 60,000 shares of Series B Preferred Stock together with all accrued and unpaid dividends thereon were exchanged by the Partnership for 101,596 shares of Common Stock. On January 31, 2015, the following exchanges occurred: (a) Mr. Taglich exchanged 60,000 Existing Bridge Warrants exercisable at $3.00 per share for 60,000 Bride Exchange Warrants exercisable at $2.10 per share; (b) (i) 41,354 Existing Series B Warrants exercisable at $2.50 per share were exchanged by Mr. Taglich for 41,354 Series B Exchange Warrants exercisable at $1.75 per share, (ii) 20,000 Existing Series B Warrants exercisable at $2.50 per share were exchanged by Michael and Claudia Taglich as joint tenants with right of survivorship for 20,000 Series B Exchange Warrants exercisable at $1.75 per share, and (iii) 60,000 Existing Series B Warrants exercisable at $2.50 per share were exchanged by the Partnership for 60,000 Series B Exchange Warrants exercisable at $1.75 per share; and (c) Mr. Taglich exchanged 67,857 Existing Placement Agent Warrants exercisable at $2.75 per share for 67,857 Placement Agent Exchange Warrants exercisable at $1.925 per share.

On March 25, 2013, the Company entered into a 10% Bridge Note (the “Bridge Notes”) agreement with Clive Kabatznik for $50,000. The Bridge Notes were issued as part of a unit that includes warrants to purchase 600 shares of the Company’s Common Stock for each $1,000 of Bridge Note principal, at an exercise price of $3.00 per share, giving Mr. Kabatznik a total of 30,000 warrants. These Bridge notes, together with accrued interest thereon were redeemed by the Company on May 31, 2013.

On March 15, 2013 options to purchase 150,000 shares of our Common Stock at $1.50 per share were issued to First South Africa Management, of which Mr. Kabatznik is the managing member. These options vest equally over a twelve month period commencing on April 1, 2013.

On January 31, 2015 Mr. Kabatznik exchanged 30,000 Existing Bridge Warrants exercisable at $3.00 per share for 60,000 Bride Exchange Warrants exercisable at $2.10 per share

On April 30, 2013, Dr. Warner exchanged all 25,035 shares of Series A Preferred Stock for 63,201 shares of the Company’s Series B Preferred Stock. Each share of Series B Preferred Stock was convertible into one (1) share of Common Stock at any time at the option of the holder and was entitled to two (2) votes per share. The holders of the Series B Preferred Stock were entitled to a dividend of 8% if paid in cash or 10% if paid in shares of Common Stock, at the option of the Issuer. The holders of the Series B Preferred Stock received registration rights with respect to such shares and a preference upon liquidation, dissolution or winding up.

On March 15, 2013, options to purchase 185,000 shares of our Common Stock at $1.50 per share were issued to Dr. Warner. These options vest equally over a twelve month period commencing on April 1, 2013.

On January 31, 2015, Dr. Warner exchanged 63,201 shares of Series B Preferred Stock for 106,824 shares of Common Stock, which shares are held jointly by Dr. Warner and Ms. McBee.

On October 1, 2013, options to purchase 20,000 shares of our Common Stock at $2.50 per share were issued to Mr. Timothy Tyson. These options vest equally over a thirty six month period commencing on October 1, 2013. On April 1, 2014, Mr. Tyson was issued an additional 132,000 options to purchase shares of our common stock at $2.50 per share. These options vest equally over a twenty four month period commencing on April 1, 2014.

Mr. Tyson participated in the Company’s private placement that was consummated on January 7, 2015 as follows 285,712 shares of Common Stock and 71,428 of Offering Warrants to purchase shares of our common stock at an exercise price of $1.75 per share were purchased by Mr. Tyson’s Revocable Trust.

On May 1, 2012, options to purchase 30,000 shares of our Common Stock at $0.20 per share were issued to Mr. Edward Roffman. These options vested equally over an eighteen month period commencing on May 1, 2012. On April 1, 2014, Mr. Roffman was issued an additional 20,000 options to purchase shares of our common stock at $2.50 per share. These options vest equally over a thirty six month period commencing on April 1, 2014.

Item 14.	Principal Accountant Fees and Services

RBSM LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2014 and 2013 by our auditors.

	December 31, 2014	December 31, 2013
Audit fees and expenses(1)	$41,800	$66,760
Taxation preparation fees(2)	14,300	5,400
Audit related fees (3)	-	-
Other fees (4)	-	-
	$56,100	$72,160

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC. The 2014 balance includes a provision for the 2014 audit and the review fees charged for our 10Q reporting. The 2013 balance includes a provision for the 2013 audit as well as the expense incurred for the 2012 audit.
(2)	Taxation preparation fees were fees for professional services rendered to file our federal and state tax returns. The 2014 fee includes a provision of $10,000 for the 2014 taxation return preparation.
(3)	We incurred fees to our independent auditors of $-0- for audit related fees during the fiscal years ended December 31, 2014 and 2013.
(4)	We incurred fees to our independent auditors of $-0- for other fees during the fiscal years ended December 31, 2014 and 2013.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2014, were approved by our board of directors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of December 31, 2014 and 2013

3.	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

4.	Consolidated Statements of changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

1.1	Form of Placement Agreement dated April 19, 2013 between Caldera Pharmaceuticals, Inc. and Taglich Brothers, Inc. (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013, File No.333-179508)
1.2	Form of Placement Agreement dated as of December 31, 2014 by and between XRPro Sciences, Inc. and Taglich Brothers, Inc. (Incorporated by reference to Current Report on Form 8-K filed January 7, 2015 File No. 000-54748)
3.1	Certificate of Incorporation dated November 12, 2003(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No.333-179508)
3.2	First Amended and Restated Certificate of Incorporation dated March 8, 2011(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No.333-179508)
3.3	Certificate of Designations dated March 14, 2011(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No.333-179508)
3.4	By-Laws(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No.333-179508)
3.5	Second Amended and Restated Certificate of Incorporation dated April 10, 2012(Incorporated by reference to the Registration Statement on Form S-1/A filed April 20, 2012, File No.333-179508)
3.6	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on December 5, 2014, File No. 000-54788)
3.7	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Current Report on Form 8-K filed December 5, 2014 File No. 000-54748)
3.8	Amended and Restated Bylaws (Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2015, File No. 000-54788)
4.1	Form of Warrant to Purchase Common Stock (Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No.333-179508)
4.2	Promissory Note, dated September 21, 2006, in the principal amount of $2,200,000 payable to the Incorporated County of Los Alamos(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No.333-179508)
4.3	Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No.333-179508)
4.4	List of Warrant Holders(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No.333-179508)
4.5	Form of Bridge Warrant (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013, File No. 000-54788)
4.6	Form of Bridge Note (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013, File No. 000-54788)
4.7	Promissory Note dated May 23, 2012 in the principal amount of $750,000 payable to Los Alamos National Bank (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013, File No. 000-54788)
4.8	Promissory Note dated June 8, 2012 in the principal amount of $148,500 payable to Los Alamos National Bank (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013, File No. 000-54788)
4.9	Promissory Note dated May 23, 2011 in the principal amount of $750,000 payable to Los Alamos National Bank and Commercial Loan Agreement dated May 23, 2011 between Los Alamos National Bank and Caldera Pharmaceuticals, Inc. (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013, File No. 000-54788)
4.10	Commercial Loan Agreement dated June 8, 2012 between Los Alamos National Bank, Caldera Pharmaceuticals, Inc. and XPRO Corp (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013, File No. 000-54788)
4.11	Certificate of designations for Series B Preferred Stocks (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013, File No. 000-54788)
4.12	Form of Advisor Warrant (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013)
4.13	Form of Placement Agent Warrant (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013, File No. 000-54788)
4.14	Form of Securities Purchase Agreement (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013, File No. 000-54788)
4.15	Form of Investor Warrant (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013)
4.16	Form of Investor Warrant (Incorporated by reference to Current Report on Form 8-K filed January 7, 2015 File No. 000-54748)
4.17	Form of Placement Agent Warrant (Incorporated by reference to Current Report on Form 8-K filed January 7, 2015 File No. 000-54748)
4.18	Form of Bridge Exchange Warrant (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54788)

4.19	Form of Series B Exchange Warrant (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54788)
4.20	Form of Placement Agent Exchange Warrant (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54788)
10.1	2006 Employment Agreement with Dr. Benjamin Warner *(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No.333-179508)
10.2	Employment Agreement with Lori Peterson (nee Court) *(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No.333-179508)
10.3	Exclusive Patent License Agreement, dated September 8, 2005, by and between the Company and The Regents of the University of California *(Incorporated by reference to the Registration Statement on Form S-1/A filed June 14, 2012, File No.333-179508)
10.4	Project Participation Agreement, dated as of September 21, 2006, by and between the Company and the Incorporated County of Los Alamos(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No.333-179508)
10.5	Amendment No. 1 to Participation Agreement, dated as of February 21, 2007, by and between the Company and the Incorporated County of Los Alamos(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No.333-179508)
10.6	OEM Agreement, dated July 5, 2011, by and between the Company and our equipment supplier (Incorporated by reference to the Registration Statement on Form S-1/A filed June 8, 2012, File No.333-179508)
10.7	Assignment of Exclusive License Agreement by The Regents of the University of California to Los Alamos National Security, LLC (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20, 2012, File No.333-179508)
10.8	Lease Agreement with Reeves & Associates, LLC in connection with Suite C (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20, 2012, File No.333-179508)
10.9	Lease Agreement with Reeves & Associates, LLC in connection with Suite D (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20, 2012, File No.333-179508)
10.10	Extension and Modification of Lease Agreements (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20, 2012, File No.333-179508)
10.11	Contract 2R44AI079935-03 with the National Institutes of Health; to develop strontium-selective therapies, contract amount: $3,000,000.00, operative from 08/24/2011 - 07/31/2014, $184,954.01. (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20,2012, File No.333-179508)
10.12	Contract 1R43GM090387-01 with the National Institutes of Health; to develop assays for carcinogens, contract amount: $200,000.00, operative from 08/06/2010 - 08/05/2012. (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20, 2012, File No. 000-54788)
10.13	Employment Agreement with Benjamin Warner dated March 15, 2013* (Incorporated by reference to the Annual Report on Form 10-K filed April 1, 2013, File No. 000-54788)
10.14	Security Agreement dated June 8, 2012 between Los Alamos National Bank and XPRO Corp (Incorporated by reference to the Annual Report on Form 10-K filed April 1, 2013, File No. 000-54788)
10.15	Guaranty dated June 8, 2012 by and among Los Alamos National Bank, Caldera Pharmaceuticals, Inc., XPRO Corp and Ellen K. McBee (Incorporated by reference to the Annual Report on Form 10-K filed April 1, 2013, File No. 000-54788)
10.16	Settlement Agreement and Release between the Company and Gary Altman dated as of July 30, 2014 (Incorporated by referenced to the Quarterly Report on Form 10-Q for quarter ended June 30, 2014 filed on August 14, 2014, File No. 000-54788)
10.17	Employment Agreement with Richard Cunningham dated as of November 24, 2014* (Incorporated by reference to the Current Report on Form 8-K filed on November 17, 2014)
10.18	Securities Purchase Agreement (Incorporated by reference to Current Report on Form 8-K filed January 7, 2015 File No. 000-54748)
10.19	Form of Series B Preferred Stock Exchange Agreement (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54788)
10.20	Form of Bridge Warrant Exchange Agreement (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54788)
10.21	Form of Series B Preferred Stock and Warrant Exchange Agreement (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54788)
10.22	The Placement Agent Exchange Agreement (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54788)
21.1	List of subsidiaries (Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No.333-179508)
31.1	Certification of Richard Cunningham, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Mark Korb, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Richard Cunningham, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification Mark Korb, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Filed herewith

*    Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a) (3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

XRPRO SCIENCES, INC.

Signature	Title	Date

/s/ Richard Cunningham	Chief Executive Officer and President	March 23, 2015
Richard Cunningham	(Principal Executive Officer)

/s/ Mark Korb	Chief Financial Officer	March 23, 2015
Mark Korb	(Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2015	By:	/s/ Timothy C. Tyson
Timothy C. Tyson Non-Executive Chairman

Date: March 23, 2015	By:	/s/ Richard Cunningham
Richard Cunningham Chief Executive Officer and President

Date: March 23, 2015	By:	/s/ Benjamin Warner
Dr. Benjamin Warner Chief Scientific Officer and Director

Date: March 23, 2015	By:	/s/ Vincent Palmieri
Vincent Palmieri
Director

Date: March 23, 2015	By:	/s/ Michael Taglich
Michael Taglich
Director

Date: March 23, 2015	By:	/s/ Edward Roffman
Edward Roffman
Director

Date: March 23, 2015	By:	/s/ Clive Kabatznik
Clive Kabatznik
Director

