Form 10-Q
period 2015-03-31
XRpro Sciences, Inc.
filed 2015-05-15
CIK 1518520

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Number of shares of common stock outstanding as of May 15, 2015 was 6,373,707.

XRPRO SCIENCES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

XRPRO SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)

Current assets:
Cash	$8,984,011	$6,472,393
Accounts receivable, net	30,651	103,869
Prepaid expenses	34,838	55,331

Total current assets	9,049,500	6,631,593

Non-current assets:
Intangible assets, net	478,286	491,207
Plant and equipment, net	500,574	481,651
Deposits	1,000	1,000
Investment in certificate of deposit	25,014	25,014

Total non-current assets	1,004,874	998,872

TOTAL ASSETS	$10,054,374	$7,630,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$713,005	$556,099
Other payables and accrued expenses	805,098	785,253
Loans payable	34,985	34,552
Dividends payable	11,987	978,048

Total current liabilities	1,565,075	2,353,952

Non-current liabilities:
Loans payable	133,591	142,502
Total non-current liabilities	133,591	142,502

TOTAL LIABILITIES	1,698,666	2,496,454

Convertible Redeemable Preferred Stock
Series A Cumulative Convertible Redeemable Preferred Stock, $0.001 par value, 400,000 shares designated, 105,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, liquidation preference is $5.70 per share.	133,350	133,350

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 6,600,000 shares undesignated and unissued.	-	-
Series B Cumulative Convertible Preferred Stock, $0.001 par value, 3,000,000 designated shares, 0 and 2,133,947 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively, liquidation preference is $2.50 per share.	-	2,134
Common stock, $0.001 par value, 50,000,000 authorized shares, 6,700,707 and 3,780,847 shares issued and 6,373,707 and 3,453,847 outstanding as of March 31, 2015 and December 31, 2014, respectively.*	6,374	3,453
Additional paid in capital	23,122,836	18,413,353
Treasury stock, at cost (327,000 shares of common stock as of March 31, 2015 and December 31, 2014).*	(237)	(237)
Accumulated deficit	(14,906,615)	(13,418,042)

Total stockholders’ equity	8,222,358	5,000,661

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,054,374	$7,630,465

*	After giving retrospective effect to a 2 for 1 reverse stock split which became effective on March 25, 2015 after filing a certificate of amendment to the certificate of incorporation.

See notes to the unaudited condensed consolidated financial statements

XRPRO SCIENCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2015	Three months ended March 31, 2014

Sales	$30,653	$254,220

Cost of sales	162,201	176,972

Gross (loss) profit	(131,548)	77,248

Operating expenses:
Selling, general and administrative expenses	1,251,074	1,233,961
Depreciation	32,226	26,959
Amortization	12,921	12,920
Total operating expenses	1,296,221	1,273,840

Operating loss	(1,427,769)	(1,196,592)

Other (expense) income
Other income	161	7,177,522
Interest income	1,854	36
Interest expense	(2,164)	(6,567)
Change in fair value of derivative financial liabilities	-	(553,420)

Total other (expense) income	(149)	6,617,571

Net (loss) income	(1,427,918)	5,420,979

Preferred stock dividends	(60,655)	(149,993)

Net (loss) income applicable to common stock	$(1,488,573)	$5,270,986

Net (loss) income per common share: -
Basic	$(0.26)	$2.54
Diluted	$(0.26)	$1.68

Weighted average number of common stock outstanding: -
Basic*	5,653,144	2,076,760
Diluted*	5,653,144	3,231,030

*	After giving retrospective effect to a 2 for 1 reverse stock split which became effective on March 25, 2015 after filing a certificate of amendment to the certificate of incorporation.

See notes to the unaudited condensed consolidated financial statements

XRPRO SCIENCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2015	Three months ended March 31, 2014

Cash flow from operating activities
Net (loss) income	$(1,427,918)	$5,420,979
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	32,226	26,959
Amortization	12,921	12,920
Gain on disposal/scrapping of plant and equipment	(161)	(462)
Stock based compensation charge	209,862	186,523
Increase in fair value of derivative financial liability	-	553,420
Gain on cancellation of shares in legal settlement	-	(177,522)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	73,218	(73,986)
Decrease (increase) in prepaid expenses and deposits	20,493	(27,124)
Increase (decrease) in accounts payable	156,906	(1,132,863)
Increase (decrease) in other payables and accrued expenses	19,834	(18,151)

Net cash (used in) provided by operating activities	(902,619)	4,770,693

Cash flow from investing activities
Purchase of plant and equipment	(51,923)	(20,227)
Proceeds from sale of equipment	934	2,750
Investment in deposits	-	(1,000)

Net cash used in investing activities	(50,989)	(18,477)

Cash flow from financing activities
Repayment of term loan	-	(20,614)
Repayment of Los Alamos County loan	(8,466)	(8,054)
Proceeds from Common stock units issued	3,836,133	-
Share issue expenses	(314,541)	-
Proceeds from warrants exercised	400	-
Series A Preferred Stock dividends paid	(48,300)	-

Net cash provided by (used in) financing activities	3,465,226	(28,668)

Net increase in cash	2,511,618	4,723,548

Cash at the beginning of the period	6,472,393	519,733

Cash at the end of the period	$8,984,011	$5,243,281

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,175	$6,253
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in exchange for Series B Preferred stock	$2,134	$-
Common stock issued in lieu of series B Preferred stock dividends	$978,417	$-
Accrued Series A Preferred stock dividends	$11,910	$11,910
Accrued Series B Preferred stock dividends	$48,745	$138,084

See notes to the unaudited condensed consolidated financial statements

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

XRpro Sciences (formerly known as Caldera Pharmaceuticals, Inc.) (“the Company”, “we”, “us”, “our”) is a Delaware corporation. The principal office is located in Cambridge, Massachusetts. The Company was incorporated in November 2003.

The Company uses proprietary x-ray fluorescence technology called XRpro® to deliver ion channel screening, ion channel kinetics and custom screening services to our customers. Our proprietary technology detects and quantitatively analyzes the x-ray signature of each element with an atomic number greater than 12; we combine the flexibility of the analysis with patented sample processing to address a wide range of ion channel and other biological targets.

The Company has generated the majority of its revenues to date through Government research contracts and Government grants utilizing its proprietary x-ray fluorescence technology.

2.	ACCOUNTING POLICIES AND ESTIMATES

General

The following (a) consolidated balance sheets as of March 31, 2015 (unaudited) and December 31, 2014, which have been derived from audited consolidated financial statements, and (b) the unaudited interim statements of operations and cash flows of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

In the opinion of management, all adjustments necessary to fairly present the results for the interim periods presented have been made. All adjustments made are of a normal and recurring nature and no non-recurring adjustments have been made in the presentation of these interim financial statements.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the cost method of accounting, where appropriate. All significant inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. The entities included in these condensed consolidated financial statements are as follows:

XRpro Sciences, Inc. - Parent Company

XRpro Corp. – Wholly owned subsidiary
Caldera Discovery, Inc – Wholly owned subsidiary (formed on March 27, 2015)

Estimates

The preparation of these unaudited condensed consolidated financial statements in accordance with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts and recovery of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment and intangible assets, and assumptions used in assessing impairment of long-term assets and the assumptions used in determining percentage of completion on our long-term contracts.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reporting by segment

No segmental information is presented as the Company only has one significant reporting segment that is Government Revenues.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

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

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Total revenues by customer type are as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014

National Institutes of Health	$30,653	$254,220

	$30,653	$254,220

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

The balance of the receivables provision as at March 31, 2015 and December 31, 2014 was $19,084. The amount charged to bad debt provision for the three months ended March 31, 2015 and 2014 was $0 and $0, respectively.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with two financial institutions in the USA.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the three months ended March 31, 2015 and 2014 was $75,034 and $72,403, respectively.

Patent Costs

Legal costs in connection with approved patents and patent applications are expensed as incurred and classified as Selling, general and administrative expense in our condensed consolidated statements of operations.

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Net income (loss) per Share

Basic net income (loss) per share is computed on the basis of the weighted average number of common stock outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

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

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Derivative Liabilities

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

The Company had no derivative liabilities as of March 31, 2015.

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

Recent accounting pronouncements

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Recent accounting pronouncements (continued)

In April 2015, FASB issued Accounting Standards Update No. 2015-04, Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees paid in a Cloud Computing Arrangement, provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update No. 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

3.	LIQUIDITY

The Company recently concluded a private placement offering with gross proceeds of $8,855,000 (See note 9 below) providing the Company with sufficient capital resources to meet its projected cash flow requirements in conducting its operations for at least the next twelve month period commencing on March 31, 2015. However there can be no assurance that additional and unforeseen non-recurring expenses will not arise during the next twelve month period or that the Company will be successful in completing its business development plan.

4.	INTANGIBLE ASSETS

Patents and Licenses

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

On January 29, 2015, the Company sent a notice to LANS informing them that upon the assignment of all the patents underlying the License Agreement on October 15, 2014, that the license agreement was terminated ab Initio and that the 90 day notice period was waived, alternatively the letter serves as our 90 day notice period. No provision for license fee payments have been made for the three months ended March 31, 2015.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	INTANGIBLE ASSETS (continued)

Patents and Licenses (continued)

The patents consist of the following:

●	Method for Detecting Binding Events Using Micro X-Ray Fluorescence Spectrometry;

●	Flow Method and Apparatus for Screening Chemicals Using Micro X-Ray Fluorescence;

●	Method and Apparatus for Detecting Chemical Binding;

●	Drug Development and Manufacturing.

●	Advanced Drug Development and Manufacturing (The Licensor assigned its rights to this application to the Company, which already owned rights to this patent assigned to the Company by inventors currently and previously employed by the Company).

●	Well Plate – apparatus for preparing samples for measurement by x-ray fluorescence spectrometry. Patent filed August 15, 2008

●	Method and Apparatus for measuring Protein Post Translational Modification. Patent filed September 26, 2008.

●	Method and Apparatus for Measuring Analyte Transport across barriers. Patent filed July 1, 2009.

●	Advanced Drug Development and Manufacturing.

The Company has various other patents pending or registered in its name. These patents have been internally generated and all costs associated with the research and development of these patents has been expensed.

Patents and licenses consist of the following:

	March 31, 2015	December 31, 2014
	(unaudited)

Patents and Licenses, at cost	$972,000	$972,000
Less: Accumulated amortization	(493,714)	(480,793)
	$478,286	$491,207

The aggregate amortization expense charged to operations was $12,921 and $12,921 for the three months ended March 31, 2015 and 2014, respectively.  The amortization policies followed by the Company are described in Note 2.

Amortization expense for future periods is summarized as follows:

Amount
Remainder of 2015	$38,763
2016	51,684
2017	51,684
2018	51,684
2019 and thereafter	284,471
Total	$478,286

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Leasehold improvements	$6,393	$6,393
Furniture and fittings	26,148	26,148
Laboratory equipment	1,011,013	965,811
Computer equipment	38,236	32,459
Total	1,081,790	1,030,811
Accumulated depreciation	(581,216)	(549,160)
	$500,574	$481,651

The aggregate depreciation charge to operations was $32,226 and $26,959 for the three months ended March 31, 2015 and 2014, respectively. The depreciation policies followed by the Company are described in Note 2.

6.	OTHER PAYABLES AND ACCRUED EXPENSES

	March 31, 2015	December 31, 2014
	(unaudited)
Credit card liabilities	$4,018	$10,393
Vacation and Sick Pay accrual	133,210	125,394
Other payables	490,625	490,625
Payroll liabilities	98,514	66,731
Other	78,731	92,110
	$805,098	$785,253

The other payables consist of an accrual for the anticipated judgment liability handed down in the “Litigation with the estate of Sigmund Eisenschenk”, on March 16, 2015 as disclosed in note 15 below.

7.	LOANS PAYABLE

	March 31, 2015	December 31, 2014
	(unaudited)
Short term portion
Los Alamos County project participation loan	$34,985	$34,552
Long term portion
Los Alamos County project participation loan	133,591	142,502
Total	$168,576	$177,054

The amortization of the principal outstanding on the loans payable is as follows:

Amount

Within 1 year	$34,985
1 to 2 years	36,775
2 to 3 years	38,657
3 to 4 years	40,634
Thereafter	17,525
Total	$168,576

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	LOANS PAYABLE (continued)

Los Alamos County project participation loan

The Company entered into a Project Participation Agreement (as Amended) and a Loan Agreement with the Incorporated County of Los Alamos as of September 21, 2006. The Agreement provided for funding up to a maximum of $2,200,000 for the construction of a building and purchase of equipment. The maximum amount of equipment to be funded out of the total available loan of $2,200,000 was $625,000. The term of the loan is 13 years. The loan agreement provided for no repayments for 36 months with 120 equal monthly repayments commencing on September 21, 2009. The interest rate on the loan is 5% per annum. The assets funded in terms of the Project Participation Agreement and the Loan Agreement is to be used as security for the balance of the loan outstanding. The Company made use of the loan to purchase assets amounting to $302,009 during the 2007 financial year. Repayments of the loan commenced on September 21, 2009 at an interest rate of 5% per annum with equal monthly repayments of $3,547, inclusive of interest. The Company owed $168,576 and $177,054 as of March 31, 2015 and December 31, 2014, respectively.

8.	PREFERRED STOCK

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.001 par value each, of which 400,000 are designated as Series A 8% convertible redeemable preferred shares of $0.001 each and 3,000,000 are designated as Series B convertible  preferred shares of $0.001 each, with the remaining 6,600,000 preferred shares remaining undesignated.

Series A 8% Convertible, Redeemable Preferred Stock (“Series A Stock”)

Series A Stock consists of 400,000 designated shares of $0.001 par value each, 105,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014.

Conversion

The Series A Stock will convert to common stock of the Company at a price of $11.40 per share of Common Stock subject to adjustment for stock splits, stock dividends and any further recapitalizations. The Series A Stock is subject to voluntary conversion at the option of the stockholder at any time and mandatory conversion at the option of the Company provided the Company’s common stock is trading on a recognized stock exchange or Over the Counter Bulletin Board and the volume weighted average price of the Company’s common stock is at least $20 per share, subject to stock splits, stock dividends and recapitalizations.

Warrants

The original holders of Series A Stock had received warrants to purchase 170,804 shares of the Company’s common stock at an exercise price of $11.40 per share. The warrants expire five years after date of issuance. In terms of the exchange agreement entered into with the Company on April 30, 2013, these warrants remain in place. These warrants are not transferable without the consent of the Company and an opinion of counsel satisfactory to the Company.

Redemption

Should the Company receive net proceeds of at least $3 million from litigation proceedings against the Regents of the University of California and Los Alamos National Security; the remaining Series A stockholders will have the option to have the Company redeem the Series A Stock equal to 130% of the initial investment in the Company by the stockholder, which amounted to $210,000. This value differs from the carrying value of the Series A Stock of $133,350 which was valued using the Black-Scholes valuation model at the time of exchanging common stock for Series A Stock. The Company also has the option to redeem the Series A Stock at a price equal to 130% of the initial investment in the Company by the stockholder at any time after giving the investors notice and allowing them to exercise their conversion rights into common stock 30 days after notice has been received.

Liquidation

The liquidation rights of the Series A Stock is the greater of $5.70 per share plus any unpaid dividends or an amount that would have been payable had all shares of Series A Stock converted into common stock immediately prior to liquidation.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	PREFERRED STOCK (continued)

Series A 8% Convertible, Redeemable Preferred Stock (“Series A Stock”) (continued)

Dividends

The Series A Stock carries an 8% cumulative, non-compounded dividend payable on January 31st, each year in cash or in kind at the option of the Series A stockholder. For any other dividends or distributions, the Series A Stock is treated on an as- converted basis.

An accrual for Series A Stock dividends of $11,910 and $11,910 was made for the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company paid $48,300 and $29,774 of accrued Series A stock dividends.

Series B Convertible Preferred Stock (“Series B Stock”)

Series B Stock consists of 3,000,000 designated shares of $0.001 par value each and 0 and 2,133,947 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.

On January 31, 2015, in accordance with the terms of the various exchange agreements (the “Series B Preferred Stock Exchange Agreements”) entered into between the Company, and the holders of its outstanding Series B Preferred Stock, each holder of Series B Preferred Stock  exchanged all of their shares of Series B Preferred Stock for the number of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) determined by dividing the sum of the amount of the holder’s initial investment in the Series B Preferred Stock, plus all accrued and unpaid dividends owed to the holder, by $3.50. All 2,133,947 outstanding shares of the Company’s Series B Preferred Stock, including accrued and unpaid dividends thereon, were exchanged for 1,803,820 shares of the Common Stock, resulting in no shares of Series B Preferred Stock remaining outstanding.

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

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	PREFERRED STOCK (continued)

Series B Convertible Preferred Stock (“Series B Stock”) (continued)

Anti-Dilution

If the Company issues Common Stock or securities convertible, exercisable or exchangeable into Common Stock for a purchase price of less than $5.00 per share then the holders of the Series B Stock will be entitled to a weighted-average” adjustment in the number of common shares that their Series B Stock can be converted into; provided, however, that there will be no adjustment to the number of shares of Common Stock that the Series B Stock can be converted into for (i) issuance or sale of Common Stock or options or other awards under the Corporation’s equity incentive plans or programs not to exceed 1,000,000 shares of Common Stock; (ii) issuance or sale of preferred stock or Common Stock issuable upon conversion, exchange or exercise of the Series A Stock or Series B Stock, the Bridge Notes, the Warrants issued in connection with the exchange of the Bridge Notes, the Warrants issued in connection with the issuance of the Series B Stock to the holders thereof, any Warrants issued to the Placement Agent or its designees in connection with the issuance of the Series B Stock or as an advisory fee or any other convertible securities or warrants outstanding on the date hereof; (iii) issuance of equity securities or rights to purchase equity securities issued in connection with commercial property or lease transactions that are approved by the Board of Directors; (iv) issuance of equity securities or rights to purchase equity securities issued for consideration other than cash pursuant to a merger, consolidation, acquisition or similar business combination approved by the Board of Directors; (v) issuance of securities to an entity as a component of any business relationship with such entity primarily for the purpose of (A) joint venture, technology or licensing development activities; (B) distribution, supply or manufacture of the Company’s products or services; or (C) any other arrangements involving corporate partners primarily for purposes other than raising capital, the terms of which business relationship with such entity are approved by the Board of Directors; and (vi) issuance of stock pursuant to a stock dividend or stock split.

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

Dividends

Series B Stock accrue dividends at the rate per annum equal to (i) 8% of the sum of (x) the Stated Value and (y) the amount of accrued and unpaid dividends payable, out of funds legally available for payment, on January 31st of each year, if paid in cash, or (ii) 10% of the sum of (x) the Stated Value and (y) the amount of accrued and unpaid dividends payable, out of funds legally available for payment, on January 31st of each year, if paid in shares of Common Stock, based upon a price of $5.00 per share of Common Stock. The Company shall have the option, to pay any such dividends in cash or shares of Common Stock. Such dividends shall be in preference and priority to any payment of any dividend on Common Stock, or any other class of preferred stock. Dividends are cumulative.

An accrual for Series B Stock dividends of $48,745 and $138,083 was made for the three months ended March 31, 2015 and 2014, respectively.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 6,700,707 and 3,780,847 shares issued and 6,373,707 and 3,453,847 shares outstanding as of March 31, 2015 and December 31, 2014, respectively.

On December 31, 2014, we  sold in a private placement offering (the “Private Placement”) 716,981 units at a per unit price of $7.00, each unit (the “Units”) consisting of four shares of Common Stock, prior to the reverse stock split and a five year warrant (the “Private Placement Warrants”) to acquire one share of Common Stock at an exercise price of $1.75 per share, prior to the reverse stock split, to accredited investors for aggregate cash proceeds of $5,018,867 pursuant to a master purchase agreement entered into with the investors (the ”Purchase Agreements”). On January 7, 2015, we consummated the second closing in the Private Placement and sold an additional 548,019 Units for additional aggregate cash proceeds of $3,836,133. The aggregate total number of Units sold in both closings was 1,265,000 Units, prior to the reverse stock split, for total gross proceeds of $8,855,000. The number of shares of common stock issued and five year warrants to acquire one share of common stock in terms of the private placement amounted to approximately 2,530,000 and 632,531, respectively, after rounding up each fractional share or warrant after giving effect to the reverse stock split. In connection with the Private Placement, we have prepared and filed a registration statement with the SEC for the resale by the purchasers of all of the Common Stock and the Common Stock underlying the Private Placement Warrants and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto.  In addition, we registered the shares of Common Stock underlying the Placement Agent Warrants.

The Company retained Taglich Brothers, Inc., as the exclusive placement agent for the Offering. In connection therewith, the Company agreed to pay the placement agent an eight percent (8%) commission from the gross proceeds of the Offering ($708,400) and reimbursed approximately $35,000 in respect of out of pocket expenses, FINRA filing fees and related legal fees incurred by the placement agent in connection with the Offering. As of March 31, 2015 the Company has paid and recorded $753,551 as share issue expenses related to common stock issuances on December 31, 2014 and January 7, 2015.

On January 31, 2015, in accordance with the terms of the various exchange agreements (the “Series B Preferred Stock Exchange Agreements”) entered into between the Company, and the holders of its outstanding Series B Preferred Stock, each holder of Series B Preferred Stock  exchanged all of their shares of Series B Preferred Stock for the number of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) determined by dividing the sum of the amount of the holder’s initial investment in the Series B Preferred Stock, plus all accrued and unpaid dividends owed to the holder, by $3.50. All 2,133,947 outstanding shares of the Company’s Series B Preferred Stock, including accrued and unpaid dividends thereon, were exchanged for 1,803,820 shares of the Common Stock, resulting in no shares of Series B Preferred Stock remaining outstanding.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	WARRANTS

On January 7, 2015, the Company consummated the second closing in the Offering and sold an additional 548,019 Units, each unit including a five year warrant (“Offering Warrant”) to acquire one share of the Company’s Common Stock at an exercise price of $1.75 per share, prior to the reverse stock split, after the reverse stock split the number of warrants outstanding to acquire one share of the Company’s Common stock was reduced to 274,019 warrants exercisable at a price of $3.50 per share. These Offering Warrants contain cashless exercise provisions. In addition, the Company also issued the placement agent a five-year warrant exercisable for an aggregate amount of 253,000 shares of Common Stock at an exercise price of $3.50 per share and an advisory warrant exercisable for an additional 100,000 shares of Common Stock at an exercise price of $3.50 per share (the “Placement Agent Warrants”). The Company also filed a registration statement with the SEC for the resale by the purchasers of all of the Shares and the Common Stock underlying the Offering Warrants and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto.  In addition, the Company registered the shares of Common Stock underlying the Placement Agent Warrants.

On January 31, 2015 the Company entered into: (i) exchange agreements (the “Series B Preferred Stock and Warrant Exchange Agreements”) with the holders of the warrants that were issued as part of the private placement of the Series B Preferred Stock (the “Existing Series B Warrants”) to exchange both Series B Preferred Stock for Common Stock and their 635,834 Existing Series B Warrants, (ii) exchange agreements (the “Bridge Warrant Exchange Agreements”) with the holders (the “Bridge Warrant Holders”) of its 150,000 warrants that were issued in connection with the Company’s bridge note financing (the “Existing Bridge Warrants”), and (iii) exchange agreements (the “Placement Agent Exchange Agreements”) with Taglich Brothers, Inc. and its designees (the “Placement Agent Warrant Holders”) that were issued 143,401 warrants as compensation for the placement agent services provided in connection with the private placement of the Series B Preferred Stock (the “Existing Placement Agent Warrants”). The Existing Series B Warrants, the Existing Bridge Warrants and the Existing Placement Agent Warrants are collectively referred to as the “Existing Warrants”. Pursuant to the terms of the Bridge Warrant Exchange Agreements, the Series B Preferred Stock and Warrant Exchange Agreements and the Placement Agent Exchange Agreements, the Existing Bridge Warrants, the Existing Series B Warrants and the Existing Placement Agent Warrants were exchanged for new warrants (the “Series B Exchange Warrants,” the “Bridge Exchange Warrants” and the “Placement Agent Exchange Warrants”), which have substantially similar terms to the Existing Warrants except that: (i) the exercise price of the Series B Exchange Warrants, the Bridge Exchange Warrants and the Placement Agent Exchange Warrants are 30% less than the exercise price of the Existing Warrants for which they were exchanged (such that: (x) the 150,000 Bridge Exchange Warrants have an exercise price of $4.20; (y) the 143,401 Placement Agent Exchange Warrants have an exercise price of $3.85; and (z) the 635,834 Series B Exchange Warrants have an exercise price of $3.50); (ii) the Bridge Exchange Warrants, the Series B Exchange Warrants and the Placement Agent Exchange Warrants do not contain anti-dilution price protection for issuances of securities at per share prices that are lower than the exercise price; (iii) the Bridge Exchange Warrants, the Series B Exchange Warrants and the Placement Agent Exchange Warrants are assignable by their holders; and (iv) the Bridge Exchange Warrants, the Series B Exchange Warrants and the Placement Agent Exchange Warrants provide for certain buy-in-rights in the event that the Company fails to deliver shares of Common Stock underlying the warrant in a timely manner.

Effective January 1, 2015, the Company issued 32,500 warrants exercisable at $3.50 per share to BluePrint Media, LLC, in terms of an agreement entered into to provide investor relations consulting services to the Company. Included in stock compensation charge is an amount of $94,095 which represents the value of these warrants determined using a Black-Scholes valuation model.

The following weighted average assumptions were used in the Black-Scholes valuation model:

Three months ended March 31, 2015

Calculated stock price	$3.50
Risk-free interest rate	2.12%
Expected life of options	5 Years
Expected volatility of the underlying stock	119.3%
Expected dividend rate	0%

On March 4, 2015, the holders of the 20,000 Placement Agent advisory warrants exercisable at $0.02 per share exercised their warrants for cash proceeds of $400.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	WARRANTS (continued)

The following table summarizes warrants outstanding and exercisable as of March 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$3.50	1,653,865	4.62		1,653,865
$4.00	7,500	1.59		7,500
$4.20	150,000	2.86		150,000
$3.85	143,401	1.00		143,401
$11.40	192,204	1.19		192,204

	2,146,970	3.94	$4.28	2,146,970	$4.28

11.	STOCK BASED COMPENSATION

In October 2005, the Company's Board of Directors adopted the Caldera Pharmaceuticals, Inc. 2005 Stock Option Plan (the "Plan"), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has set aside 1,500,000 shares of common stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of up to two years, and expire 1 year to 10 years from the grant date. At March 31, 2015, 519,048 shares were available for future grant under the Incentive Plan.

On March 12, 2015, the Board of Directors authorized the re-pricing of 56,770 Stock options, post reverse stock split, issued to certain scientific employees to recognize their contribution to the commercialization efforts of the Company. These Stock options were originally exercisable at priced of $11.40 per share which exercise price has been reduced to $4.00 per share. These Stock options are fully vested and resulted in a stock option based compensation charge of $32,375 for the three months ended March 31, 2015.

On January 7, 2015, in terms of an employment agreement entered into with Richard Cunningham, our new CEO, a further 250,000 ten-year stock options excisable at $3.50 per share were issued to him. These options vest as follows: 50,000 on November 24, 2015, 150,000 vest equally over a period of 36 months commencing on November 24, 2015 and 50,000 on November 24, 2018.

On February 2, 2015, a further 5,000 ten-year stock options were awarded to a new employee, exercisable at $3.50 per share and vesting as to 1,250 stock options annually on the anniversary date of employment over the next four years.

Stock option based compensation expense totaled $83,392 and $186,523 for the three months ended March 31, 2015 and 2014, respectively. The Company expenses the value of stock options on a straight line basis over the life of the options. The fair value of the options granted is determined using the Black-Scholes option-pricing model.

The following weighted average assumptions were used for the three months ended March 31, 2015:

Three months ended March 31, 2015

Calculated stock price	$3.50 – 4.00
Risk-free interest rate	1.68% to 2.10%
Expected life of options	1- 10 Years
Expected volatility of the underlying stock	119.3%
Expected dividend rate	0%

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCK BASED COMPENSATION (continued)

As noted above, the fair value of stock options is determined by using the Black-Scholes option-pricing model. For all options granted since October 1, 2005 the Company has generally used option terms of between 1 to 10 years. The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as the Company.  The risk-free interest rate used in the Black-Scholes option-pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the options granted. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of March 31, 2015, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants.

No options were exercised for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

We canceled options exercisable for 0 and 255,262 shares of common stock for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively, held by employees whose service to our company terminated during those respective periods. The shares underlying such options were returned to and are available for re-issuance under the 2005 Plan pursuant to the terms described above.

A summary of all of our option activity during the period January 1, 2014 to March 31, 2015 is as follows:

	Shares	Exercise Price per Share	Weighted Average Exercise Price

Outstanding January 1, 2014	825,214	$0.40 - 11.42	$4.62
Granted	156,000	5.00	5.00
Forfeited/Cancelled	(255,262)	5.00 - 11.42	5.26
Exercised	-	-	-
Outstanding December 31, 2014	725,952	$0.40 - 11.42	$3.82
Granted	255,000	3.50	3.50
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2015	980,952	$0.40 - 11.42	$3.82

Stock options outstanding as of March 31, 2015 and December 31, 2014, as disclosed in the above table, have an intrinsic value of $345,750.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCK BASED COMPENSATION (continued)

The following tables summarize information about stock options outstanding as of March 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.40	15,000	7.09		15,000
$2.20	110,000	5.92		110,000
$3.00	312,500	7.96		312,500
$3.50	255,000	9.78		-
$4.00	64,270	3.26		63,020
$5.00	178,500	6.68		75,801
$11.42	45,682	3.91		45,682

	980,952	7.46	$3.82	622,003	$3.76

The weighted-average grant-date fair values of options granted during the three months ended March 31, 2015 and the year ended December 31, 2014 was $844,577 ($3.31 per option) and $302,080 ($1.94 per option), respectively. As of March 31, 2015 there were unvested options to purchase 358,949 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $989,391, which is expected to be recognized over a period of 46 months.

12.	NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is based on the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share is based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of “in-the-money” stock options and warrants using the treasury stock method and the inclusion of all convertible securities, including preferred stock and convertible notes, assuming these securities were converted at the beginning of the period or at the time of issuance, if later. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an anti-dilutive effect on net income (loss) per share.

For the three months ended March 31, 2015 the following options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

Three months ended March 31, 2015 (Shares)

Options to purchase shares of common stock	980,952
Warrants	2,146,970
Series A convertible, redeemable preferred stock	105,000
3,232,922

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	NET INCOME (LOSS) PER COMMON SHARE (continued)

For the three months ended March 31, 2014 the computation of basic and diluted earnings per share is as follows:

	For the three months ended March 31, 2014
	Income	Shares	Per share amount

Net income	$5,420,979
Preferred stock dividends	(149,993)

Basic Earnings per share
Income available to common stockholders	5,270,986	2,076,760	$2.54

Effect of dilutive securities
Warrants	-	19,823
Options	-	14,973
Series A Preferred stock	11,910	52,500
Series B Preferred stock	138,083	1,066,974

Diluted Earnings per share
Income available to common stockholders and assumed conversions	$5,420,979	3,231,030	$1.68

For the three months ended March 31, 2014 options to purchase 699,902 shares of common stock and warrants to purchase 1,128,935 shares of common stock were excluded from the computation of diluted earnings per share as the option and warrant exercise prices was greater than the average market price of the common shares. These options and warrants were still outstanding as of March 31, 2014.

13.	RELATED PARTY TRANSACTIONS

The majority of the common shares in the Company is owned by Dr. Benjamin Warner, the Chief Scientific Officer. As of March 31, 2015 and December 31, 2014, Dr. Benjamin Warner owned directly and indirectly 27.0% and 46.2%, respectively of the issued and outstanding shares of common stock on an un-diluted basis.

In terms of an employment agreement entered into with Richard Cunningham, our Chief Executive Officer, stock options to purchase 250,000 shares of the Company’s common stock was awarded to Mr. Cunningham on January 7, 2015, which options vest as follows: (i) Fifty Thousand (50,000) shares shall vest on November 24, 2015; (ii) One Hundred and Fifty Thousand (150,000) shares shall vest monthly on a pro rata basis commencing on December 31, 2015 for a period of forty eight months; and (iii) Fifty Thousand (50,000) shares shall vest on the November 24, 2018. The exercise price for the options is $3.50 per share. Upon a change of control, as defined in the Company’s existing stock option plan, all unvested options issued to the Mr. Cunningham shall become fully vested immediately upon the change of control.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	OPERATING LEASES

The Company entered into a laboratory and office lease agreement for 2,813 square feet in Cambridge, Massachusetts effective June 1, 2013. The term of the lease was for a twelve month period which terminated on May 31, 2014. The lease agreement is under renewal discussions for a further eighteen month period, expiring on December 31, 2015 for a monthly rental of approximately $16,600, including estimated operating costs and property taxes. The rental charge for the three months ended March 31, 2015 amounted to $47,798.

The Company’s office lease in New Mexico terminated in October 2013 and has not been renewed. This lease is ongoing as a month to month lease for $5,075 per month. Rental expense for the three months ended March 31, 2015 was $15,226.

The Company entered into a new corporate apartment lease commencing on June 1, 2014 for a period of one year for a monthly rental of $2,500 per month. Rental expense for the three months ended March 31, 2015 amounted to $7,500.

On October 10, 2014, the Company entered into a corporate apartment lease in Cambridge, Massachusetts. The term of the lease is for nine months terminating on July 6, 2015. The monthly rental amounts to $3,351. Rental expense for the three months ended March 31, 2015 amounted to $10,205.

Future annual minimum payments required under operating lease obligations as of March 31, 2015, are as follows:

Amount

2015	$168,068

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	LITIGATION

There have been no material litigation developments since the filing of our Annual Report on 10-K for the year ended December 31, 2014 other than as follows:

Bellows Litigation

On March 16, 2015, the Company filed a second motion to disqualify the Bellows Law Group, P.C and Bellows & Bellows, P.C.

On March 23, 2015, the Company filed a motion to dismiss Counts II-IV of the first amended complaint. A clerk’s status date is scheduled for June 23, 2015, at which time a hearing date will be scheduled on the motion to dismiss.

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

The hearing on Defendants’ motion to dismiss scheduled for April 29, 2015was cancelled by the Court and the Court requested that the parties submit supplemental briefs to address (a) whether the Court should apply Delaware or Illinois law, and (b) whether paragraph 19 of the Settlement Agreement is a choice of law or choice of forum provision. The hearing is reset to June 5, 2015.

Litigation with estate of Sigmund Eisenschenk

On March 27, 2015, the Company and Crane filed a motion to dismiss Counts I and II of the Petition for Citation to Recover and to Stay Counts IV-VI. The motion to dismiss is scheduled for a hearing on May 19, 2015.

On March 31, 2015, American Millings, QTM Ventures LLC and the supervised administrator, Peter Schmiedel, filed petitions to approve attorneys’ fees and costs in the amount of $158,816.97, $80,603.75 and $37,080.00, respectively. On May 5, 2015, the Company filed its opposition to the fee petitions. A hearing is scheduled for May 19, 2015.

On April 14, 2015, the Company filed a notice of appeal from the March 16, 2015, orders of the Probate Division of the Circuit Court of Cook County which (1) found that Sigmund Eisenschenk’s rights in the Company’s stock were not collected, recalled, or cancelled, (2) partially vacated the Michael T Lyon or the Michael T Lyon Profit Sharing Plan and Richard Lane’s claims against the Estate, and (3) granted partial summary judgment against the Company and declared that the Estate of Eisenschenk owns no less than 177,500 shares of the Company’s stock, effectively nullifying the original recall by the Company on December 23, 2011 (the 177,500 shares effected by the reverse split will amount to 88,750 shares post reverse split which took place on March 25, 2015).

On April 14, 2015, the Company filed a motion pursuant to Illinois Supreme Court Rule 305 requesting a stay of enforcement of the orders of March 16, 2015, pending resolution of the appeal. The Company offered to place 177,500 shares of stock in escrow (the 177,500 shares effected by the reverse split will amount to 88,750 shares post reverse split which took place on March 25, 2015) as security in lieu of a bond pending resolution of the appeal. The Estate opposes the Company’s request to deposit shares as collateral and requested that the Court require the posting of a bond. The motion requesting a stay of the March 16, 2015, orders is scheduled for June 1, 2015.

16.	SUBSEQUENT EVENTS

Other than disclosed above, the Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued, and has concluded that no such events or transactions took place that would require disclosure herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

Results of Operations for the three months ended March 31, 2015 and the three months ended March 31, 2014.

Revenues

We had revenues totaling $30,653 and $254,220 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $223,567 or 87.9%. Substantially all of our revenues have been derived from federal government contracts. Our revenue is dependent on the number of contracts we have in operation and the progress we have made on these contracts to date. We have an order backlog in the form of firm fixed price government contracts. We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012, which was fully utilized and expired on July 31, 2013 with a further $1,000,000 (of which we have received $775,000 to date) made available for us to invoice our project time and expenses against on July 9, 2013, initially expiring on July 31, 2014, and recently extended to July 31, 2015, depending on availability of government funding and satisfactory progress made on the project. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the project to date. The funds available under this grant are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project. We have been awarded a further Contract with the National Institutes of Health; to develop Radioactive Cesium decorporation Agents, the contract amount of $600,000 was awarded for the period July 1, 2014 to June 30, 2016. No funds have been received under this contract as work on the project is only expected to commence in the second quarter of the current year.

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

Cost of goods sold

Cost of goods sold totaled $162,201 and $176,972 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $14,771 or 8.3%. Our cost of goods sold is dependent on the progress made on each project to date. Cost of goods sold is primarily comprised of direct expenses related to providing our services under our contracts. These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the three months ended March 31, 2015 and 2014 respectively was $38,808 and $78,100, a decrease of $39,292 or 50.3% due to lower man hours spent on the NIH contract mentioned above. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the three months ended March 31, 2015 and 2014, respectively was laboratory supplies and direct materials of $93,564 and $25,285, an increase of $68,279 or 270.0%, the increase is primarily due to the increase in the level of activity in developing new assays to meet potential customer requirements. During the three months ended March 31, 2015 and 2014, respectively, outside contractors’ costs amounted to $27,850 and $17,323, the increase of $10,527 or 60.8% represents the increased expenditure on technical consultants hired to improve our skills in the laboratory.

Gross (loss) profit

Gross loss was $(131,548) and gross profit was $77,248 for the three months ended March 31, 2015 and 2014, respectively, an increased loss of $208,796, or 270.3%. The increase in gross loss is directly related to lower hours spent on the government contracts and more funds spent on laboratory supplies and in scientists’ time developing new assays to meet prospective clients’ needs.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $1,251,074 and $1,233,961 for the three months ended March 31, 2015 and 2014, respectively, an increase of $17,113 or 1.4%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended March 31,		Increase/	Percentage
	2015	2014	(decrease)	change

Marketing and selling expenses	$47,103	$-	$47,103	100.0%

Salary expenses	284,848	144,790	140,058	96.7%

Research and development salaries	75,034	72,403	2,631	3.6%

Directors fees	55,000	6,250	48,750	780.0%

Bonus expense	25,000	350,000	(325,000)	(92.9)%

Stock option compensation charge	209,862	186,523	23,339	12.5%

Legal fees	187,869	178,302	9,567	5.4%

Consulting fees	160,712	73,500	87,212	118.7%

Repairs and maintenance	6,914	27,876	(20,962)	(75.2)%

Recruiting fees	-	31,500	(31,500)	(100.0)%

Rent	84,461	77,130	7,331	9.5%

Travel expenditure	23,933	9,874	14,059	142.4%

	$1,160,736	$1,158,148	$2,588	0.2%

Marketing and selling expenses for the three months ended March 31, 2015, primarily consists of costs incurred to update our website and marketing support provided by a third party contractor.

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

Total salary expenditure for the three months ended March 31, 2015 and 2014, respectively was included in the following expense categories:

	Three months ended March 31,		Increase/	Percentage
	2015	2014	(decrease)	change

Cost of sales	$38,808	$78,100	$(39,292)	(50.3)%

Selling, general and administrative expenses	284,848	144,790	140,058	96.7%

Research and development salaries	75,034	72,403	2,631	3.6%

	$398,690	$295,293	$103,397	35.0%

The increase in total salary expenditure for the three months ended March 31, 2015 of $103,397 is primarily due to the employment of a Vice President of Business development on May 1, 2014 at a total cost to the Company of $48,656 for the three months ended March 31, 2015 and the employment of an additional senior scientist in the Cambridge laboratory on February 2, 2015 at a total cost to company of $20,160 , an increase in vacation accrual over the two periods of $27,336 and an 8% pay increase awarded to certain of our scientific personnel in September 2014.

The salary expense included in cost of sales for the three months ended March 31, 2015 decreased by $39,292 or 50.3%. The decrease in salary expense charged to cost of sales during the current period was due to lower activity on the NIH contract by our scientific employees.

The salary expense charged to Selling, general and administrative expenses for the three months ended March 31, 2015 increased by $140,058 or 96.7% due to the decrease in work performed on the NIH contract, the employment of two additional employees mentioned above and the increase in the vacation accrual.

Research and development salaries for the three months ended March 31, 2015 increased by $2,631 or 3.6%, which is due to the amount of time spent by our scientists on research projects being in line with the prior period.

Directors’ fees payable to certain non-executive directors and our non-executive chairman was introduced with effect from April 1, 2014, resulting in an additional $48,750 charge for the quarter ended March 31, 2015.

Bonus expense decreased by $325,000 for the three months ended March 31, 2015. In the prior period the bonus expense consisted of a once-off discretionary bonus paid to certain employees and consultants. The current year charge represents an accrual for guaranteed bonuses to certain employees.

The stock option compensation charge increased by $23,339, the charge for each period is dependent upon the number of options issued and the vesting schedule of these options, currently there are is more value of unvested options than in the prior year.

Legal fees increased by $9,567, over the prior period, the increase consists primarily of a decrease in legal costs incurred on the LANS and Bellows matters by $77,737, the prior year charge included legal fees relating to the settlement of the LANS matter, offset by an increase in general corporate legal expense in the current year of $73,128, directly related to our recent private placement, and an increase in patent costs of $14,986 as we perfect the assignment of the various LANS trademarks to XRpro. For additional information on our legal matters, see Part II, Item 1- Legal Proceedings. The legal expenses incurred on the LANS and Bellows matters are not connected with our regular business activities and should be viewed as non-operating expenses.

The increase in consulting fees of $87,212 is primarily due to the increase in Investor Relations consulting expense of $33,750, a newly employed bookkeeping consultant for $10,500 and the retention of the services of a patent consultant at a cost of $41,462.

Repairs and maintenance expense in the prior year, included the replacement of an x-ray tube in the XRPro instrument, these tubes cost approximately $23,000.

Recruiting fees of $31,800 was incurred in the prior year to source the Vice President of Business Development.

Rent increased by $7,331 due to the increase in the rental cost of the Cambridge laboratory of approximately 10% per month.

Travel expenditure increased by $14,059 due to the attendance of our scientific team to various conferences during the current quarter and a significant amount of travel undertaken by our CEO to improve our sales and marketing efforts.

Depreciation and Amortization

We recognized depreciation expenses of $32,226 and $26,959 for the three months ended March 31, 2015 and 2014, respectively, the increase is due to the acquisition of laboratory equipment acquired for the Cambridge laboratory. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expense was $12,921 for the three months ended March 31, 2015 and 2014. Amortization expenses relates to the amortization of patents assigned to us by LANS.

Other income

Other income of $7,177,522 in the prior year relates to the $7,000,000 cash settlement received from the Los Alamos National Security (“LANS”) and the recognition of fair value income of $177,522 upon the return of 78,750 common shares originally issued to LANS as consideration for the license agreement we had entered into.

Interest expense

Interest expense totaled $2,164 and $6,567 for the three months ended March 31, 2015 and 2014, respectively. The interest expense has decreased due to the repayment of all debt except the Los Alamos County loan during the prior period.

Change in derivative liabilities

The variable priced warrants issued to investors and the placement agent in the prior year were exchanged for fixed price warrants effective January 31, 2015, which eliminated the requirement for a derivative liability. In the prior year, the fair value of derivative liabilities was re-assessed as of March 31, 2014 using a Black Scholes valuation model resulting in the increase of the liability by $553,420, the movement in liability was dependent upon external market factors.

Net (loss) income

Net loss totaled $(1,427,918) and net income totaled $5,420,979 for the three months ended March 31, 2015 and 2014, respectively. The increase in net loss is discussed above.

Liquidity and Capital Resources

We have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants and the settlement of a lawsuit. We recently completed a Private placement on December 31, 2014 and January 7, 2015 resulted in a gross cash injection of $8,855,000 which should be sufficient to fund operations for at least the next 12 months, dependent upon the outcome of settlement discussions we are having in the Denton’s matter. Should we be unsuccessful in our discussions or not generate anticipated revenue, we may need to raise additional funding through equity issues to fulfill our commercialization objectives.

As of March 31, 2015 our Company had cash totaling $8,984,011, other current assets totaling $65,489 and total assets of $10,054,374. We had total current liabilities of $1,565,075 and a net working capital surplus of $7,484,425. Total liabilities were $1,698,666 and the Series A convertible redeemable preferred stock totaled $133,350 resulting in a stockholders’ equity of $8,222,358.

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

As of March 31, 2015, we owed $168,576 in accordance with the terms of a Project Participation Agreement with the Incorporated County of Los Alamos that we entered into in September 2006. The loan bears interest at a rate of 5% per annum, is for a thirteen year term, with monthly repayments of $3,547 that commenced on September 21, 2009.

An analysis of our cash flows from operating, investing and financing activities for the three months ended March 31, 2015 and 2014 is provided below:

	Three months ended March 31, 2015	Three months ended March 31, 2014

Net cash (used in) provided by operating activities	$(902,619)	$4,770,693

Net cash used in investing activities	(50,989)	(18,477)

Net cash provided by (used in) financing activities	3,465,226	(28,668)

Net increase in cash and cash equivalents	$2,511,618	$4,723,548

Net cash (used in) provided by operating activities was $(902,619) and $4,770,693 for the three months ended March 31, 2015 and 2014, respectively. The decrease in cash provided by operating activities was primarily due to the following:

	Three months ended March 31,		Increase/	Percentage
	2015	2014	(decrease)	change

Net (loss) income	$(1,427,918)	$5,420,979	$(6,848,897)	(126.3)%

Adjustments for non-cash items	254,848	601,838	(346,990)	(57.7)%

Changes in operating assets and liabilities	270,451	(1,252,124)	1,522,575	(121.6)%

	$(902,619)	$4,770,693	$5,673,312	(118.9)%

The increase in net loss is discussed under net (loss) income in the results of operations for the three months ended March 31, 2015 and 2014, respectively, the prior year result includes legal settlement proceeds of $5,502,000, after deduction of preliminary legal expenses and other associated expenses.

The change in adjustments for non-cash items is primarily due to the increase in the fair value of derivative liabilities of $553,420 in the prior period; offset by the gain on cancellation of shares in the LANS legal settlement of $(177,522) in the prior period; and the increase on stock based compensation of $(23,339) which charge is dependent on the options issued and the vesting schedule of those options.

The increase in operating assets and liabilities is primarily due to the payment of legal bills accrued on the LANS matter in the prior year, resulting in a net movement of $1,389,769 in accounts payable balances; the lower level of activity on Government contracts results in lower investment in accounts receivable resulting in a net movement of $147,204 in receivables balances.

Net cash used in investing activities was $50,989 and $18,477 for the three months ended March 31, 2015 and 2014, respectively. This was primarily due to the purchase of laboratory equipment for the Cambridge laboratory. In the prior year, the capital expenditure was incurred on laboratory equipment for the Cambridge laboratory.

Net cash provided by (used in) financing activities was $3,465,226 and $(28,668) for the three months ended March 31, 2015 and 2014, respectively. The cash provided by financing activities in the current year is primarily due to the net proceeds raised on the second closing of the recently concluded private placement of $3,521,592, after deducting share issue expenses of $314,541; and the payment of a dividend of $48,300 to the Series A stockholder. In the prior year, the movement represented the payment of principal on loan balances of $28,668.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Please refer Note 2 Significant Accounting Policies in the notes to unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

The recent Accounting Pronouncements are fully disclosed in note 2 to our unaudited condensed consolidated financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying unaudited condensed consolidated financial statements.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material litigation developments since the filing of our Annual Report on 10-K for the year ended December 31, 2014 other than as follows:

Bellows Litigation

On March 16, 2015, the Company filed a second motion to disqualify the Bellows Law Group, P.C and Bellows & Bellows, P.C.

On March 23, 2015, the Company filed a motion to dismiss Counts II-IV of the first amended complaint. A clerk’s status date is scheduled for June 23, 2015, at which time a hearing date will be scheduled on the motion to dismiss.

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

The hearing on Defendants’ motion to dismiss scheduled for April 29, 2015was cancelled by the Court and the Court requested that the parties submit supplemental briefs to address (a) whether the Court should apply Delaware or Illinois law, and (b) whether paragraph 19 of the Settlement Agreement is a choice of law or choice of forum provision. The hearing is reset to June 5, 2015.

Litigation with estate of Sigmund Eisenschenk

On March 27, 2015, the Company and Crane filed a motion to dismiss Counts I and II of the Petition for Citation to Recover and to Stay Counts IV-VI. The motion to dismiss is scheduled for a hearing on May 19, 2015.

On March 31, 2015, American Millings, QTM Ventures LLC and the supervised administrator, Peter Schmiedel, filed petitions to approve attorneys’ fees and costs in the amount of $158,816.97, $80,603.75 and $37,080.00, respectively. On May 5, 2015, the Company filed its opposition to the fee petitions. A hearing is scheduled for May 19, 2015.

On April 14, 2015, the Company filed a notice of appeal from the March 16, 2015, orders of the Probate Division of the Circuit Court of Cook County which (1) found that Sigmund Eisenschenk’s rights in the Company’s stock were not collected, recalled, or cancelled, (2) partially vacated the Michael T Lyon or the Michael T Lyon Profit Sharing Plan and Richard Lane’s claims against the Estate, and (3) granted partial summary judgment against the Company and declared that the Estate of Eisenschenk owns no less than 177,500 shares of the Company’s stock, effectively nullifying the original recall by the Company on December 23, 2011 (the 177,500 shares effected by the reverse split will amount to 88,750 shares post reverse split which took place on March 25, 2015).

On April 14, 2015, the Company filed a motion pursuant to Illinois Supreme Court Rule 305 requesting a stay of enforcement of the orders of March 16, 2015, pending resolution of the appeal. The Company offered to place 177,500 shares of stock in escrow (the 177,500 shares effected by the reverse split will amount to 88,750 shares post reverse split which took place on March 25, 2015) as security in lieu of a bond pending resolution of the appeal. The Estate opposes the Company’s request to deposit shares as collateral and requested that the Court require the posting of a bond. The motion requesting a stay of the March 16, 2015, orders is scheduled for June 1, 2015.

Item 1A. Risk Factors.

Risks Related to the Company

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the three months ended March 31, 2015, we had a net loss of $(1,427,918), for the year ended December 31, 2014 we had a net income of $49,517, primarily due to the settlement of the LANS matter, discussed above, and for the year ended December 31, 2013, we had a net loss of $(3,694,786). We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans for the lease of our instruments and services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

Substantially all of our net revenue has been generated from services provided to governmental agencies. If such agencies were to terminate their existing agreement with us or no longer continue to use our services, our net revenue and results of operations would be adversely affected.

To date we have derived substantially all of our revenue from services we performed for two governmental agencies. For the three months ended March 31, 2015, all of our revenue was generated from government contract, for the year ended December 31, 2014, the majority of our revenue was generated from government contacts (84%), and the remaining 16% was generated from commercial contracts recently undertaken; and for the year ended December 31, 2013, substantially all of our revenue was derived from two different research projects for the same two governmental agencies. For the year ended December 31, 2012 substantially all of our revenue was derived from three different research projects for the same two governmental agencies. For the year ended December 31, 2011, ninety six percent (96%) of our revenue was derived from six different research projects for the same two governmental agencies. As of the date hereof we have two existing contracts with the National Institutes of Health (“NIH”) pursuant to which we are continuing to perform services.

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

We were awarded Contract number 1R43AI091186-01A1 with the National Institutes of Health; to develop Radioactive Cesium decorporation Agents on June 23, 2014 for an amount of $600,000 operative from July 1, 2014 to June 30, 2016. No funds have been received under this contract as work on the project is only expected to commence in the second quarter of 2015.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss of $1,427,918 for the three months ended March 31, 2015 and generated a net income of $49,517 for the year ended December 31, 2014 primarily due to the settlement of the LANS matter as discussed above. We incurred a net loss of $(3,694,786) for the year ended December 31, 2013. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings and the settlement of the LANS litigation will provide us with enough funds to continue our operations at our current level for at least an additional 12 months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations, limit our marketing expenditures and concentrate solely on our government contracting services. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

We may not be able to utilize our tax net operating loss carry-forwards to offset future taxable income.

At December 31, 2014 we had approximately $5,523,000 in tax net operating loss carry-forwards available to offset future taxable income, thereby potentially reducing our future tax expense/liabilities. However, these tax net operating loss carry-forwards may be limited in accordance with IRC Section 382 following a more than 50 percentage point change in ownership, in aggregate during any three year look-back period. This potential limitation on our ability to use our tax net operating loss carry-forwards to offset future taxable income could result in increased tax expense/liabilities and decreased net earnings. These loss carry-forwards expire through 2034 if unused.

There is uncertainty as to market acceptance of our technology and products.

Our business has been solely dependent upon revenue derived from government agencies for services performed by us. We have derived only minimal revenue from the provision of our analyses services to biotech and pharmaceutical companies and there can be no assurance that the future revenue received from these customers will increase. Although our XRpro® instruments is commercially available, we have not yet leased our XRpro® instruments to third parties nor have any drug candidates that we discover while conducting our chemical analyses been approved by the FDA or commercialized from our technology. There can be no assurance that our XRpro® instruments will be accepted in the market or that our commercialization efforts will be successful.

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

We rely on one outside vendor to manufacture substantial portions of critical hardware that will be used with or included in our XRpro® instruments. We have an agreement with our equipment supplier for an indefinite period of time to develop a product that incorporates our technology with a product already produced by them. Our agreement provides that we will not develop, manufacture, or distribute products that compete directly or indirectly with the product that is supplied by them and incorporated into the XRPro® instruments during the term of the agreement and for a period of three years subsequent to the termination of the agreement if we should terminate the agreement for any reason. Our agreement may be terminated by either party without cause upon six months prior written notice. Our supplier is located in Berlin, Germany and its ability to perform the agreement will be affected by the quality controls in Germany, which may be different than those in the United States, as well as the regional or worldwide economic, political or governmental conditions. Disruptions in international trade and finance or in transportation may have a material adverse effect on our business, financial condition and results of operation. Any significant disruption in our operations for any reason, such as regulatory requirements, scheduling delays, quality control problems, loss of certifications, power interruptions, fires, hurricanes, war or threats of terrorism, labor strikes, contract disputes, could adversely affect our sales and customer relationships. There can be no assurances that a third party contract manufacturer will be able to meet the design specifications of our technology.

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

We expect to spend a significant amount of time and resources to develop new products and refine existing products, and have spent significant time and money developing our XRpro® instruments. We commenced development of our XRpro® instruments in the year 2006 and since then have developed four enhanced versions of our original instrument; each enhancement was developed over an approximate two year period of time. We enhance our XRpro® instruments on a regular basis, including recent improvements to the throughput capabilities of the instrument, increasing production efficiency. We may also be required to make modifications or enhancements at the request of our customers. Our research and development expense for the three months ended March 31, 2015 was $75,034 and for the year ended December 31, 2014 was approximately $309,747, most of which was used to develop assays for commercial applications. In light of the long product development cycles inherent in our industry, any developmental expenditure will typically be made well in advance of the prospect of deriving revenues from the sale of new products. Our ability to commercially introduce and successfully market new products will be subject to a wide variety of challenges during this development cycle that could delay introduction of these products. In addition, since our potential customers are not expected to be obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, our operating results will suffer. Our products may also be priced higher than competitive products, which may impair commercial acceptance. We cannot predict whether new products that we expect to introduce will achieve commercial acceptance.

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

The concentration of ownership of our stock could discourage or prevent a potential takeover of our company that might otherwise result in an investor receiving a premium over the market price for his shares. Our Chief Scientific Officer beneficially owns 1,752,403 shares of our Common Stock, representing 27.0% of our outstanding shares of Common Stock. In addition, our directors as a group beneficially own 3,069,288 shares of our Common Stock, representing 43.2% of our outstanding shares of Common Stock. Accordingly, our Chief Scientific Officer alone and together with our directors would have significant influence over the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our securities, you may have no effective voice in the management of our Company. Such significant influence over control of our Company may adversely affect the price of our Common Stock. Our principal stockholder may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, as well as mergers or other business combinations which require the vote of a majority of our outstanding shares. Such significant influence may also make it difficult for our stockholders to receive a premium for their shares of our Common Stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock.

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

On March 16, 2015, the Circuit Court in Cook County, Illinois ruled against us and held that the Estate of Sigmund Eisenschenk owns no less than 177,500 shares of our stock, effectively nullifying the original recall by the Company on December 23, 2011 (the 177,500 shares effected by the reverse split will amount to 88,750 shares post reverse split which took place on March 25, 2015). The Court further awarded sanctions against us in an amount not yet determined. The Court has yet to rule on certain other claims made by the Estate, which relate to a further 472,500 shares of our stock, which were originally recalled by the Company on September 19, 2010 (the 472,500 shares effected by the reverse split will amount to 236,250 shares post reverse split which took place on March 25, 2015). We are also subject to other claims and other lawsuits in which adverse outcomes could result in significant monetary damages. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

We are obligated to file with the SEC annual and quarterly information and other reports that are specified in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also subject to other reporting and corporate governance requirements under the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated thereunder, all of which impose significant compliance and reporting obligations upon us.

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

We currently have 6,373,707 shares of our Common Stock outstanding. All of such shares are eligible for resale under Rule 144; however, 2,679,378 are held by affiliates and are subject to certain volume limitations. If our shareholders sell substantial amounts of our Common Stock in the public market at the same time, the market price of the Common Stock could decrease significantly due to an imbalance in the supply and demand of our Common Stock. Even if they do not actually sell the stock, the perception in the public market that our shareholders might sell significant shares of the Common Stock could also depress the market price of the Common Stock.

A decline in the price of shares of our Common Stock might impede our ability to raise capital through the issuance of additional shares of our Common Stock or other equity securities, and may cause you to lose part or all of your investment in our shares of Common Stock.

We do not expect to pay dividends on our Common Stock in the foreseeable future.

We do not expect to pay dividends on our Common Stock for the foreseeable future, and we may never pay dividends. Consequently, the only opportunity for Common Stockholders to achieve a return on their investment may be if a trading market develops and Common Stockholders are able to sell their shares for a profit or if our business is sold at a price that enables Common stockholders to recognize a profit. Our Series A Preferred stockholders are entitled to an annual dividend of $0.46 for each share of Series A Preferred, payable in cash or Common Stock, at the election of the holder, on January 31 of each year. We currently intend to retain any future earnings other than those paid as dividends to the Series A Preferred Stock or any other class of preferred stock to support the development and expansion of our business and do not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our Common Stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business or dividends on their Series A Preferred Stock. At the present time there is no trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

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

Our board of directors is authorized by our charter to create and issue preferred stock. Certain of the rights of holders of preferred stock take precedence over the rights of holders of Common Stock. We are authorized to issue 10,000,000 shares of Preferred Stock, of which 3,000,000 are designated as Series B Preferred Stock and 400,000 are designated as Series A Preferred Stock. We currently have no shares of Series B Preferred Stock and 105,000 shares of Series A Preferred Stock outstanding. Holders of Series A Preferred Stock are entitled to a dividend of $0.46 per share each year payable in cash or stock at the option of the holder and Series A Preferred stock are entitled to a preference upon our liquidation, dissolution or winding up.

The Series A Preferred Stock are convertible voluntarily at the election of the holder or automatically ten trading days after delivery to the holder by us of a notice that the volume-weighted average closing price of our Common Stock over the ten trading days immediately preceding the date of notice is at least $20.00 per share. The holders of the Series A Preferred Stock and the shares of Common Stock and warrants issued in our private placement offering that was consummated in January 2015 are also entitled to registration rights with respect to such shares. We may issue additional shares of Series B or Series A Preferred Stock in addition to other preferred stock. As future tranches of capital are received by us, additional preferred stock may be issued which such terms and preferences as are determined in the sole discretion of our board of directors. The rights of future preferred stockholders could delay, defer or prevent a change of control, even if the holders of Common Stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

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

We effected a 1-for-2 reverse stock split of our outstanding Common Stock on March 25, 2015. However, the reverse stock split may not increase our stock price sufficiently once the stock is trading and we may not be able to list our Common Stock on a national securities exchange.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2015, in terms of an employment agreement entered into with Richard Cunningham, our new CEO, a further 250,000 ten-year stock options excisable at $3.50 per share were issued to him. These options vest as follows: 50,000 on November 24, 2015, 150,000 vest equally over a period of 36 months commencing on November 24, 2015 and 50,000 on November 24, 2018.

On February 2, 2015, a further 5,000 ten-year stock options were awarded to a new employee, exercisable at $3.50 per share and vesting as to 1,250 stock options annually on the anniversary date of employment over the next four years.

Effective January 1, 2015, the Company issued 32,500 warrants exercisable at $3.50 per share to BluePrint Media, LLC, in terms of an agreement entered into to provide investor relations consulting services to the Company.

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

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS**	XBRL Instance
101.XSD**	XBRL Schema
101.PRE**	XBRL Presentation
101.CAL**	XBRL Calculation
101.DEF**	XBRL Definition
101.LAB**	XBRL Label

*    Filed herewith

**  Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XRPRO SCIENCES, INC.

Date: May 15, 2015	By:	/s/ Richard Cunningham
Richard Cunningham
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Mark Korb
Chief Financial Officer
(Principal Financial Officer)

