Form 10-Q
period 2015-06-30
XRpro Sciences, Inc.
filed 2015-08-14
CIK 1518520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Number of shares of common stock outstanding as of August 14, 2015 was 6,481,457.

XRPRO SCIENCES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

XRPRO SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash	$7,525,635	$6,472,393
Accounts receivable, net	82,328	103,869
Prepaid expenses and other current assets	299,958	55,331

Total current assets	7,907,921	6,631,593

Non-current assets:
Intangible assets, net	465,365	491,207
Plant and equipment, net	468,906	481,651
Deposits	1,000	1,000
Investment in certificate of deposit	25,019	25,014

Total non-current assets	960,290	998,872

TOTAL ASSETS	$8,868,211	$7,630,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$678,499	$556,099
Other payables and accrued expenses	594,015	785,253
Loans payable	35,421	34,552
Dividends payable	24,029	978,048

Total current liabilities	1,331,964	2,353,952

Non-current liabilities:
Loans payable	124,557	142,502
Total non-current liabilities	124,557	142,502

TOTAL LIABILITIES	1,456,521	2,496,454

Convertible Redeemable Preferred Stock
Series A Cumulative Convertible Redeemable Preferred Stock, $0.001 par value, 400,000 shares designated, 105,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, liquidation preference is $5.70 per share.	133,350	133,350

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 6,600,000 shares undesignated and unissued.	-	-
Series B Cumulative Convertible Preferred Stock, $0.001 par value, 3,000,000 designated shares, 0 and 2,133,947 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively, liquidation preference is $2.50 per share.	-	2,134
Common stock, $0.001 par value, 50,000,000 authorized shares, 6,808,457 and 3,780,847 shares issued and 6,481,457 and 3,453,847 outstanding as of June 30, 2015 and December 31, 2014, respectively.*	6,481	3,453
Additional paid in capital	23,516,916	18,413,353
Treasury stock, at cost (327,000 shares of common stock as of June 30, 2015 and December 31, 2014).*	(237)	(237)
Accumulated deficit	(16,244,820)	(13,418,042)

Total stockholders’ equity	7,278,340	5,000,661

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,868,211	$7,630,465

*	After giving retrospective effect to a 2 for 1 reverse stock split which became effective on March 25, 2015 after filing a certificate of amendment to the certificate of incorporation.

See notes to the unaudited condensed consolidated financial statements

XRPRO SCIENCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014

Sales	$95,158	$82,662	$125,811	$336,882

Cost of sales	129,666	165,441	291,867	342,413

Gross loss	(34,508)	(82,779)	(166,056)	(5,531)

Operating expenses:
Selling, general and administrative expenses	1,239,031	794,523	2,490,105	2,028,484
Depreciation	32,823	27,821	65,049	54,780
Amortization	12,921	12,921	25,842	25,841
Total operating expenses	1,284,775	835,265	2,580,996	2,109,105

Operating loss	(1,319,283)	(918,044)	(2,747,052)	(2,114,636)

Other income/(expense)
Other income/(expense)	(6,400)	-	(6,239)	7,177,522
Interest income	1,562	26	3,416	62
Interest expense	(2,042)	(3,065)	(4,206)	(9,632)
Change in fair value of derivative liabilities	-	(131,582)	-	(685,002)

Total other income/(expense)	(6,880)	(134,621)	(7,029)	6,482,950

Net (loss)/income	(1,326,163)	(1,052,665)	(2,754,081)	4,368,314

Preferred stock dividends	(12,042)	(155,134)	(72,697)	(305,127)

Net (loss)/income applicable to common stock	$(1,338,205)	$(1,207,799)	$(2,826,778)	$4,063,187

Net (loss)/income per common stock: -
Basic	$(0.21)	$(0.60)	$(0.47)	$1.98
Diluted	$(0.21)	$(0.60)	$(0.47)	$1.36

Weighted average number of common stock outstanding: -
Basic	6,464,614	2,019,885	6,061,120	2,048,166
Diluted	6,464,614	2,019,885	6,061,120	3,202,435

*	After giving retrospective effect to a 2 for 1 reverse stock split which became effective on March 25, 2015 after filing a certificate of amendment to the certificate of incorporation.

See notes to the unaudited condensed consolidated financial statements

XRPRO SCIENCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2015	Six months ended June 30, 2014

Cash flow from operating activities
Net (loss) income	$(2,754,081)	$4,368,314
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	65,049	54,780
Amortization	25,842	25,841
Loss (gain) on disposal/scrapping of plant and equipment	6,239	(462)
Stock based compensation charge	293,425	247,263
Increase in fair value of derivative financial liability	-	685,002
Gain on cancellation of shares in legal settlement	-	(177,522)
Increase in legal settlement accrual	85,000	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	21,541	57,437
Increase in prepaid expenses and deposits	(244,627)	(63,832)
Increase (decrease) in accounts payable	122,400	(1,097,974)
Increase (decrease) in other payables and accrued expenses	34,349	(140,434)

Net cash (used in) provided by operating activities	(2,344,863)	3,958,413

Cash flow from investing activities
Purchase of plant and equipment	(59,478)	(46,106)
Proceeds from sale of equipment	934	2,750
Investment in deposits	(5)	(1,000)

Net cash used in investing activities	(58,549)	(44,356)

Cash flow from financing activities
Repayment of term loan	-	(247,201)
Repayment of Los Alamos County loan	(17,038)	(16,208)
Proceeds from Common stock units issued	3,836,133	-
Share issue expenses	(314,541)	-
Proceeds from warrants exercised	400	-
Series A Preferred Stock dividends paid	(48,300)	-

Net cash provided by (used in) financing activities	3,456,654	(263,409)

Net increase in cash	1,053,242	3,650,648

Cash at the beginning of the period	6,472,393	519,733

Cash at the end of the period	$7,525,635	$4,170,381

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$4,244	$10,314
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in exchange for Series B Preferred stock	$2,134	$-
Common stock issued in lieu of series B Preferred stock dividends	$978,417	$-
Common shares issued to partially settle liability	$310,625	$-
Accrued Series A Preferred stock dividends	$23,952	$23,951
Accrued Series B Preferred stock dividends	$48,745	$281,176

See notes to the unaudited condensed consolidated financial statements

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

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

On July 1, 2015, the Company consummated its purchase of certain assets of Icagen Inc., a wholly owned subsidiary of Pfizer Inc. (“Pfizer”) under the terms of an asset purchase and collaboration agreement that the Company entered into on June 26, 2015, pursuant to which the Company acquired certain assets of Icagen (including certain cell lines, office equipment, servers, biology instruments, benchtops and the Icagen name), assumed certain liabilities of Icagen and agreed to continue the employment of several employees of Icagen for at least two years. The Company agreed to pay: (i) an upfront cash purchase price of $500,000, of which $125,000 was paid at closing date, and $375,000 is to be paid in three equal installments of $125,000, on September 1, 2015, December 1, 2015 and March 1, 2016; (ii) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the MSSA (as defined below) has generated at least $4,000,000 in revenue; and (iii) beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000.

The Company also entered into a Master Scientific Services Agreement with Pfizer (the “MSSA”), the execution of which was a condition to closing under the APA. In accordance with the terms of the MSSA, the Company agreed to perform ion channel screening and other contract research for Pfizer, including but not limited to, on demand assay development, modification and optimization, compound screening, ion channel screening, reagent and cell line generation, biology platform development.

The Company has generated the majority of its revenues to date through Government research contracts and Government grants utilizing its proprietary x-ray fluorescence technology.

2.	ACCOUNTING POLICIES AND ESTIMATES

General

The following (a) consolidated balance sheets as of June 30, 2015 (unaudited) and December 31, 2014, which have been derived from audited consolidated financial statements, and (b) the unaudited interim statements of operations and cash flows of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

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

These Government research contracts are primarily from one government agency; the National Institutes of Health. The granting of research contracts from Government agencies is a competitive process and there is no certainty that we will be awarded future contracts, which may cause our revenue to fluctuate from year to year. Furthermore, Government grants are subject to audits by the granting agency. If such audits were to determine that expenditures of the grant funds did not meet the applicable criteria, these amounts could be subject to retroactive adjustment and refunded to the granting agency.

Total revenues by customer type are as follows:

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014

National Institutes of Health	$95,158	$82,662	$125,811	$336,882

	$95,158	$82,662	$125,811	$336,882

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

The balance of the receivables provision as at June 30, 2015 and December 31, 2014 was $19,084. The amount charged to bad debt provision for the six months ended June 30, 2015 and 2014 was $0 and $0, respectively.

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the three months ended June 30, 2015 and 2014 was $75,034 and $85,162, and for the six months ended June 30, 2015 was $102,900 and $157,565, respectively.

Patent Costs

Legal costs in connection with approved patents and patent applications are expensed as incurred and classified as Selling, general and administrative expense in our condensed consolidated statements of operations.

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the condensed consolidated statements of operations for the three months and the six months ended June 30, 2015 and 2014 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

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

The Company had no derivative liabilities as of June 30, 2015.

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

ASC 815-40 provides that, among other things, generally, if an event that is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

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

The Company recently concluded a private placement offering with gross proceeds of $8,855,000 (See note 10 below) providing the Company with sufficient capital resources to meet its projected cash flow requirements in conducting its operations for at least the next twelve month period commencing on June 30, 2015. However there can be no assurance that additional and unforeseen non-recurring expenses will not arise during the next twelve month period or that the Company will be successful in completing its business development plan.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2015	December 31, 2014
	(unaudited)
Prepaid insurance	$47,766	$18,093
Prepaid rent	2,500	20,936
Prepaid equipment maintenance	2,108	14,754
Prepaid investor relations	12,500	-
Prepaid deal related costs	23,844	-
Surety bond	209,255	-
Other	1,985	1,548
	$299,958	$55,331

Prepaid deal related costs, include legal and consulting costs directly related to the acquisition of certain assets acquired from Icagen, Inc, a wholly subsidiary of Pfizer, Inc. (refer note 18 below).

A surety bond of $209,255 was posted as security for the sanctions levied against the Company in the Litigation with the Estate of Sigmund Eisenschenk, the bond was necessary as we have appealed these sanctions (refer note 16 below).

5.	INTANGIBLE ASSETS

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

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	INTANGIBLE ASSETS (continued)

Patents and Licenses (continued)

On January 29, 2015, the Company sent a notice to LANS informing them that upon the assignment of all the patents underlying the License Agreement on October 15, 2014, that the license agreement was terminated ab Initio and that the 90 day notice period was waived, alternatively the letter serves as our 90 day notice period. No provision for license fee payments have been made for the three months and six months ended June 30, 2015.

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

Patents and licenses consist of the following:

	June 30, 2015	December 31, 2014
	(unaudited)

Patents and Licenses, at cost	$972,000	$972,000
Less: Accumulated amortization	(506,635)	(480,793)
	$465,365	$491,207

The aggregate amortization expense charged to operations was $12,921 and $12,921 for the three months ended June 30, 2015 and 2014, and $25,842 and $25,841 for the six months ended June 30, 2015 and 2014, respectively.  The amortization policies followed by the Company are described in Note 2.

Amortization expense for future periods is summarized as follows:

Amount
Remainder of 2015	$25,842
2016	51,684
2017	51,684
2018	51,684
2019 and thereafter	284,471
Total	$465,365

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Leasehold improvements	$6,393	$6,393
Furniture and fittings	18,433	26,148
Laboratory equipment	1,016,958	965,811
Computer equipment	39,847	32,459
Total	1,081,631	1,030,811
Accumulated depreciation	(612,725)	(549,160)
	$468,906	$481,651

The aggregate depreciation charge to operations was $32,823 and $27,821 for the three months ended June 30, 2015 and 2014, respectively and $65,049 and $54,780 for the six months ended June 30, 2015, respectively. The depreciation policies followed by the Company are described in Note 2.

7.	OTHER PAYABLES AND ACCRUED EXPENSES

	June 30, 2015	December 31, 2014
	(unaudited)
Credit card liabilities	$15,576	$10,393
Vacation and Sick Pay accrual	134,693	125,394
Other payables	265,000	490,625
Payroll liabilities	116,496	66,731
Other	62,250	92,110
	$594,015	$785,253

The other payables consist of an accrual for the anticipated judgment liability handed down in the “Litigation with the estate of Sigmund Eisenschenk”, on March 16, 2015 as disclosed in note 16 below.

8.	LOANS PAYABLE

	June 30, 2015	December 31, 2014
	(unaudited)
Short term portion
Los Alamos County project participation loan	$35,421	$34,552
Long term portion
Los Alamos County project participation loan	124,557	142,502
Total	$159,978	$177,054

The amortization of the principal outstanding on the loans payable is as follows:

Amount

Within 1 year	$35,421
1 to 2 years	37,233
2 to 3 years	39,138
3 to 4 years	41,141
Thereafter	7,045
Total	$159,978

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	LOANS PAYABLE (continued)

Los Alamos County project participation loan

The Company entered into a Project Participation Agreement (as Amended) and a Loan Agreement with the Incorporated County of Los Alamos as of September 21, 2006. The Agreement provided for funding up to a maximum of $2,200,000 for the construction of a building and purchase of equipment. The maximum amount of equipment to be funded out of the total available loan of $2,200,000 was $625,000. The term of the loan is 13 years. The loan agreement provided for no repayments for 36 months with 120 equal monthly repayments commencing on September 21, 2009. The interest rate on the loan is 5% per annum. The assets funded in terms of the Project Participation Agreement and the Loan Agreement is to be used as security for the balance of the loan outstanding. The Company made use of the loan to purchase assets amounting to $302,009 during the 2007 financial year. Repayments of the loan commenced on September 21, 2009 at an interest rate of 5% per annum with equal monthly repayments of $3,547, inclusive of interest. The Company owed $159,978 and $177,054 as of June 30, 2015 and December 31, 2014, respectively.

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

Series A 8% Convertible, Redeemable Preferred Stock (“Series A Stock”)

Series A Stock consists of 400,000 designated shares of $0.001 par value each, 105,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014.

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

Redemption

Should the Company receive net proceeds of at least $3 million from litigation proceedings against the Regents of the University of California and Los Alamos National Security; the remaining Series A stockholders will have the option to have the Company redeem the Series A Stock equal to 130% of the initial investment in the Company by the stockholder. The Company also has the option to redeem the Series A Stock at a price equal to 130% of the initial investment in the Company by the stockholder at any time after giving the investors notice and allowing them to exercise their conversion rights into common stock 30 days after notice has been received.

Liquidation

The liquidation rights of the Series A Stock is the greater of $5.70 per share plus any unpaid dividends or an amount that would have been payable had all shares of Series A Stock converted into common stock immediately prior to liquidation.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	PREFERRED STOCK (continued)

Series A 8% Convertible, Redeemable Preferred Stock (“Series A Stock”) (continued)

Dividends

The Series A Stock carries an 8% cumulative, non-compounded dividend payable on January 31st, each year in cash or in kind at the option of the Series A stockholder. For any other dividends or distributions, the Series A Stock is treated on an as- converted basis.

An accrual for Series A Stock dividends of $12,042 and $12,042 was made for the three months ended June 30, 2015 and 2014 and $23,952 and $23,951 for the six months ended June 30, 2015, respectively.

During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company paid $48,300 and $29,774 of accrued Series A stock dividends.

Series B Convertible Preferred Stock (“Series B Stock”)

Series B Stock consists of 3,000,000 designated shares of $0.001 par value each and 0 and 2,133,947 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

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

Conversion

Subject to adjustment as more fully described herein, each Series B Stock is currently convertible at the option of the holder into one share of Common Stock. Each Series B Stock (together with any accrued but unpaid dividends thereon) is convertible into shares of Common Stock at the option of the holder at any time at a conversion price per share equal to the sum of the Stated Value and any accrued but unpaid dividends thereon through the date of notice of conversion divided by the Conversion Price, subject to adjustment as described below. The initial Conversion Price is equal to the Stated Value. If the Company merges or sells its assets, holders of Series B Stock will be entitled to receive on conversion the securities or property (including cash) of the successor corporation that they would have received as a result of that merger or sale if they had converted immediately beforehand. At any time after the Common Stock is listed on a national securities exchange as defined in the Securities Exchange Act of 1934, the Company may cause the conversion of the Series B Stock, plus accrued but unpaid dividends into shares of Common Stock, each Series B Stock convertible into such number of shares of Common Stock as is equal to the sum of the Stated Value plus any accrued but unpaid dividends through the date of conversion divided by the lower of the then conversion price and the market price of the Company’s Common Stock. Market Price is defined as the average of the reported closing sales price of the Common Stock for each of the five trading days for which a closing sales price is reported immediately preceding the day prior to the conversion.

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

An accrual for Series B Stock dividends of $0 and $143,092 was made for the three months ended June 30, 2015 and 2014 and $48,745 and $281,176 was made for the six months ended June 30, 2015 and 2014, respectively.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 6,808,457 and 3,780,847 shares issued and 6,481,457 and 3,453,847 shares outstanding as of June 30, 2015 and December 31, 2014, respectively.

On December 31, 2014, we  sold in a private placement offering (the “Private Placement”) 716,981 units at a per unit price of $7.00, each unit (the “Units”) consisting of four shares of Common Stock, prior to the reverse stock split and a five year warrant (the “Private Placement Warrants”) to acquire one share of Common Stock at an exercise price of $1.75 per share, prior to the reverse stock split, to accredited investors for aggregate cash proceeds of $5,018,867 pursuant to a master purchase agreement entered into with the investors (the ”Purchase Agreements”). On January 7, 2015, we consummated the second closing in the Private Placement and sold an additional 548,019 Units for additional aggregate cash proceeds of $3,836,133. The aggregate total number of Units sold in both closings was 1,265,000 Units, prior to the reverse stock split, for total gross proceeds of $8,855,000. The number of shares of common stock issued and five year warrants to acquire one share of common stock in terms of the private placement amounted to approximately 2,530,000 and 632,531, respectively, after rounding up each fractional share or warrant after giving effect to the reverse stock split. In connection with the Private Placement, we filed a registration statement with the SEC for the resale by the purchasers of all of the Common Stock and the Common Stock underlying the Private Placement Warrants and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto. The registration statement was declared effective on May 14, 2015. In addition, we registered the shares of Common Stock underlying the Placement Agent Warrants.

The Company retained Taglich Brothers, Inc., as the exclusive placement agent for the Offering. In connection therewith, the Company agreed to pay the placement agent an eight percent (8%) commission from the gross proceeds of the Offering ($708,400) and reimbursed approximately $35,000 in respect of out of pocket expenses, FINRA filing fees and related legal fees incurred by the placement agent in connection with the Offering. As of June 30, 2015 the Company has paid and recorded $753,551 as share issue expenses related to common stock issuances on December 31, 2014 and January 7, 2015.

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

In terms of a court order dated March 16, 2015 handed down in the Estate of Sigmund Eisenschenk matter, the Company issued 177,500 shares, pre-reverse split to the Estate valued at $310,625.

On June 16, 2015, in terms of a restricted stock award, 19,000 restricted shares were issued to the Chairman of our audit committee and one of our board directors as a once off compensation expense for his services as chairman of the audit committee. These shares vest as to 6,250 shares on June 30, 2015, 6,250 on September 30, 2015, 6,250 on December 31, 2015 and the 6,250 on March 31, 2016.

The restricted stock outstanding and exercisable at June 30, 2015 is as follows:

	Restricted Stock Outstanding		Restricted Stock Exercisable
Grant date Price	Number Outstanding	Weighted Average Grant Date Price	Number Vested	Weighted Average Grant Date Price
$3.50	19,000	$3.50	6,250	$3.50

The Company has recorded an expense of $6,650 and $0 for the six months ended June 30, 2015 and 2014, relating to the restricted stock award and a further $59,850 will be expensed over the vesting period of the stock which takes place over the next nine months.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	WARRANTS

On January 7, 2015, the Company consummated the second closing in the Offering and sold an additional 548,019 Units, each unit including a five year warrant (“Offering Warrant”) to acquire one share of the Company’s Common Stock at an exercise price of $1.75 per share, prior to the reverse stock split, after the reverse stock split the number of warrants outstanding to acquire one share of the Company’s Common stock was reduced to 274,019 warrants exercisable at a price of $3.50 per share. These Offering Warrants contain cashless exercise provisions. In addition, the Company also issued the placement agent a five-year warrant exercisable for an aggregate amount of 253,000 shares of Common Stock at an exercise price of $3.50 per share and an advisory warrant exercisable for an additional 100,000 shares of Common Stock at an exercise price of $3.50 per share (the “Placement Agent Warrants”). The Company also filed a registration statement with the SEC for the resale by the purchasers of all of the Shares and the Common Stock underlying the Offering Warrants and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto. The registration statement was declared effective on May 14, 2015. In addition, the Company registered the shares of Common Stock underlying the Placement Agent Warrants.

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

Six months ended June 30, 2015

Calculated stock price	$3.50
Risk-free interest rate	2.12%
Expected life of options	5 Years
Expected volatility of the underlying stock	119.3%
Expected dividend rate	0%

On March 4, 2015, the holders of the 20,000 Placement Agent advisory warrants exercisable at $0.02 per share exercised their warrants for cash proceeds of $400.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	WARRANTS (continued)

The following table summarizes warrants outstanding and exercisable as of June 30, 2015:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$3.50	1,653,865	4.64		1,653,865
$4.00	7,500	1.34		7,500
$4.20	150,000	2.61		150,000
$3.85	143,401	5.01		143,401
$11.40	192,204	0.94		192,204

	2,146,970	4.18	$4.28	2,146,970	$4.28

12.	STOCK BASED COMPENSATION

In October 2005, the Company's Board of Directors adopted the Caldera Pharmaceuticals, Inc. 2005 Stock Option Plan (the "Plan"), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has set aside 1,500,000 shares of common stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of up to two years, and expire 1 year to 10 years from the grant date. At June 30, 2015, 567,772 shares were available for future grant under the Incentive Plan.

On March 12, 2015, the Board of Directors authorized the re-pricing of 56,770 Stock options, post reverse stock split, issued to certain scientific employees to recognize their contribution to the commercialization efforts of the Company. These Stock options were originally exercisable at priced of $11.40 per share which exercise price has been reduced to $4.00 per share. These Stock options are fully vested and resulted in a stock option based compensation charge of $32,375 for the six months ended June 30, 2015.

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

Stock option based compensation expense totaled $76,913 and $60,741 for the three months ended June 30, 2015 and 2014 and $160,805 and $247,264 for the six months ended June 30, 2015 and 2014, respectively. The Company expenses the value of stock options on a straight line basis over the life of the options. The fair value of the options granted is determined using the Black-Scholes option-pricing model.

The following weighted average assumptions were used for the six months ended June 30, 2015:

Six months ended June 30, 2015

Calculated stock price	$3.50 – 4.00
Risk-free interest rate	1.68% to 2.10%
Expected life of options	1-10 Years
Expected volatility of the underlying stock	119.3%
Expected dividend rate	0%

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCK BASED COMPENSATION (continued)

As noted above, the fair value of stock options is determined by using the Black-Scholes option-pricing model. For all options granted since October 1, 2005 the Company has generally used option terms of between 1 to 10 years. The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as the Company.  The risk-free interest rate used in the Black-Scholes option-pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the options granted. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of June 30, 2015, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants.

No options were exercised for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.

We canceled options exercisable for 48,724 and 255,262 shares of common stock for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively, held by employees whose service to our company terminated during those respective periods. The shares underlying such options were returned to and are available for re-issuance under the 2005 Plan pursuant to the terms described above.

A summary of all of our option activity during the period January 1, 2014 to June 30, 2015 is as follows:

	Shares	Exercise Price per Share	Weighted Average Exercise Price

Outstanding January 1, 2014	825,214	$0.40-11.42	$4.62
Granted	156,000	5.00	5.00
Forfeited/Cancelled	(255,262)	5.00-11.42	5.26
Exercised	-	-	-
Outstanding December 31, 2014	725,952	$0.40-11.42	$3.82
Granted	255,000	3.50	3.50
Forfeited/Cancelled	(48,724)	$5.00-11.42	6.34
Exercised	-	-	-
Outstanding June 30, 2015	932,228	$0.40-11.42	$3.69

Stock options outstanding as of June 30, 2015 and December 31, 2014, as disclosed in the above table, have an intrinsic value of $345,750.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCK BASED COMPENSATION (continued)

The following tables summarize information about stock options outstanding as of June 30, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.40	15,000	6.84		15,000
$2.20	110,000	5.67		110,000
$3.00	312,500	7.71		312,500
$3.50	255,000	9.53		-
$4.00	64,270	3.01		63,645
$5.00	139,958	5.06		88,634
$11.42	35,500	3.43		35,500

	932,228	7.07	$3.69	625,279	$3.66

The weighted-average grant-date fair values of options granted during the six months ended June 30, 2015 and the year ended December 31, 2014 was $844,577 ($3.31 per option) and $302,080 ($1.94 per option), respectively. As of June 30, 2015 there were unvested options to purchase 306,949 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $832,265, which is expected to be recognized over a period of 43 months.

13.	NET INCOME (LOSS) PER COMMON SHARE

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

For the three and the six months ended June 30, 2015 and for the three months ended June 30, 2014, the following options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	Three and six months ended June 30, 2015 (Shares)	Three months ended June 30, 2014 (Shares)

Options to purchase shares of common stock	932,228	980,902
Warrants	2,146,970	1,148,936
Series A convertible, redeemable preferred stock	52,500	52,500
Series B convertible preferred stock	-	1,066,974
	3,131,698	3,249,312

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	NET INCOME (LOSS) PER COMMON SHARE (continued)

For the six months ended June 30, 2014 the computation of basic and diluted earnings per share is as follows:

	For the six months ended June 30, 2014
	Income	Shares	Per share amount

Net income	$4,368,314
Preferred stock dividends	(305,127)

Basic Earnings per share
Income available to common stockholders	4,063,187	2,048,166	$1.98

Effect of dilutive securities
Warrants	-	19,822
Options	-	14,974
Series A Preferred stock	23,951	52,500
Series B Preferred stock	281,176	1,066,973

Diluted Earnings per share
Income available to common stockholders and assumed conversions	$4,368,314	3,202,435	$1.36

For the six months ended June 30, 2014 options to purchase 855,902 shares of common stock and warrants to purchase 1,128,935 shares of common stock were excluded from the computation of diluted earnings per share as the option and warrant exercise prices was greater than the average market price of the common shares. These options and warrants were still outstanding as of June 30, 2014.

14.	RELATED PARTY TRANSACTIONS

The majority of the common shares in the Company is owned by Dr. Benjamin Warner, the Founder and Board Member. As of June 30, 2015 and December 31, 2014, Dr. Benjamin Warner owned directly and indirectly 23.1% and 46.2%, respectively of the issued and outstanding shares of common stock on an un-diluted basis.

In terms of an employment agreement entered into with Richard Cunningham, our Chief Executive Officer, stock options to purchase 250,000 shares of the Company’s common stock was awarded to Mr. Cunningham on January 7, 2015, which options vest as follows: (i) Fifty Thousand (50,000) shares shall vest on November 24, 2015; (ii) One Hundred and Fifty Thousand (150,000) shares shall vest monthly on a pro rata basis commencing on December 31, 2015 for a period of thirty six months; and (iii) Fifty Thousand (50,000) shares shall vest on the November 24, 2018. The exercise price for the options is $3.50 per share. Upon a change of control, as defined in the Company’s existing stock option plan, all unvested options issued to the Mr. Cunningham shall become fully vested immediately upon the change of control.

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	OPERATING LEASES

The Company entered into a laboratory and office lease agreement for 2,813 square feet in Cambridge, Massachusetts effective June 1, 2013. The term of the lease was for a twelve month period which terminated on May 31, 2014. The lease agreement is under renewal discussions for a further eighteen month period, expiring on December 31, 2015 for a monthly rental of approximately $17,500, including estimated operating costs and property taxes. The rental charge for the six months ended June 30, 2015 amounted to $97,190.

The Company’s office lease in New Mexico terminated in October 2013 and has not been renewed. This lease is ongoing as a month to month lease for $5,075 per month. Rental expense for the six months ended June 30, 2015 was $30,452.

The Company pays for an apartment leased by one of our officers in Cambridge, Massachusetts. The original lease expired on June 30, 2014. This lease was renewed for the period July 1, 2015 to June 30, 2016 for a monthly rental of $2,500. Rental expense for the six months ended June 30, 2015 amounted to $15,000.

The Company paid for an apartment leased for certain of our officers in Cambridge Massachusetts. The lease was entered into on October 10, 2014 and terminated on July 6, 2015. The monthly rental amounted to approximately $3,351. Rental expense for the six months ended June 30, 2015 amounted to $20,121. This lease was not renewed upon termination.

Subsequent to June 30, 2015, the Company entered into an asset purchase agreement with Icagen, Inc., a subsidiary of Pfizer, Inc., whereby certain assets were acquired from Icagen, Inc., the agreement included the sub-letting of premises located at Research Triangle Park, Durham, North Carolina. The annual facility fee is expected to amount to $166,000 for 2015 with annual calendar year escalations of 3.5%. The lease terminates on April 30, 2019.

Future annual minimum payments required under operating lease obligations as of June 30, 2015, are as follows:

Amount

Remainder of 2015	$203,682
2016	186,810
2017	177,823
2018	184,047
2019	63,496
Total	$815,858

XRPRO SCIENCES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	LITIGATION

Set forth below is a factual description of the status of Company's legal proceedings. It should not be misconstrued as the Company's acquiescence in any claimant's position with respect to such litigation. The Company continues to believe that the claims made against it do not have any merit whatsoever and intends to vigorously defend itself.

There have been no material litigation developments since the filing of our Annual Report on 10-K for the year ended December 31, 2014 other than as follows:

Bellows’ Dividend Litigation

On March 16, 2015, the Company filed a second motion to disqualify the Bellows Law Group, P.C and Bellows & Bellows, P.C. On May 21, 2015, following oral arguments, the Court denied the Company’s second motion to disqualify the Bellows’ law Group PC and Bellows & Bellows PC.

On March 23, 2015, the Company filed a motion to dismiss Counts II-IV of the first amended complaint. On August 6, 2015, following oral arguments, the Court denied the Company’s motion to dismiss Counts II-IV of the first amended complaint.

On July 2, 2015, Bellows filed a motion to supplement the record and take judicial notice of orders entered in a case brought by the Company in New Mexico against the Estate of Sigmund Eisenschenk and in probate proceedings to administer the Estate of Sigmund Eisenschenk in Illinois. On July 27, 2015, Bellows filed a revised motion to supplement the record and take judicial notice of orders entered into in a case brought by the Company in New Mexico against the Estate of Sigmund Eisenschenk in Illinois. On August 6, 2015, Bellows withdrew his motion for leave to supplement the record.

On August 6, 2015, the Court granted Bellows leave to file a second amended complaint.

Bellows’ Redemption Litigation

On August 25, 2014, Joel Bellows filed a complaint against the Company and Benjamin Warner in the Chancery Division of the Circuit Court of Cook County, Illinois. In the complaint, Bellows alleges that he is entitled to redeem his Series A cumulative preferred stock at a price of $7.41 pursuant to the terms of the Company’s June 24, 2011, private placement memorandum. Bellows alleges that the Company and Warner violated his rights under the private placement memorandum by unreasonably and vexatiously denying his request for redemption.

The hearing on Defendants’ motion to dismiss Counts I, II and III of the complaint was heard on June 22, 2015. On July 15, 2015, the Court issued a written ruling denying the Company and Warner’s motion to dismiss Counts I, II and III of the complaint.

The hearing on the Defendants motion to dismiss Count IV of the complaint (breach of fiduciary duty) was continued on the Court’s motion and the Court requested that the parties submit supplemental briefs to address (a) whether the Court should apply Delaware or Illinois law in evaluating the request to dismiss Count IV of the complaint, and (b) whether paragraph 19 of the Settlement Agreement is a choice of law or choice of forum provision.

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

On April 14, 2015, the Company filed a notice of appeal from (1) paragraphs 1 through 6 of a March 16, 2015, order of the Probate Division of the Circuit Court of Cook County which amongst other things granted in part the petition to vacate certain claims filed by Lyon and Lane against the estate and (2) paragraphs 1 through 3 of a March 16, 2015 order which amongst other things granted summary judgment against the Company in favor of American Milling LP and supervised administrator Peter Schmiedel and finding that the estate owns no less than 177,500 shares of the Company’s stock (the 177,500 shares effected by the reverse split will amount to 88,750 shares post reverse split which was effected under the Delaware General Corporation Law on March 25, 2015).

On April 14, 2015, the Company filed a motion pursuant to Illinois Supreme Court Rule 305 requesting a stay of enforcement of the orders of March 16, 2015, pending resolution of the appeal. The Company offered to place 177,500 shares of stock in escrow (the 177,500 shares effected by the reverse split will amount to 88,750 shares post reverse split which took place on March 25, 2015) as security in lieu of a bond pending resolution of the appeal. The Estate opposed the Company’s request to deposit shares as collateral and requested that the Court require the posting of a money bond. On June 2, 2015, the Circuit Court denied the Company’s request to post shares as collateral in lieu of a money bond to secure a stay of enforcement of the orders of March 16, 2015.

On May 26, 2015, following oral arguments on May 19, 2015, the Court entered an order that amongst things found the Company jointly and severally liable for sanctions under Illinois Supreme Court Rule 137 and ordered the Company to remit $97,500 to American Milling LP, $24,050 to supervised administrator Peter Schmiedel and $50,700 to QTM Ventures LLC.

16.	LITIGATION (continued)

On May 26, 2015, following oral arguments on May 19, 2015, the Court denied the Company’s request for a stay of Counts III-VI pending resolution of a declaratory judgment action filed by the Company in New Mexico. The Court also denied the Company’s request for a stay pending the outcome of the Company’s April 14, 2015, notice of appeal.

On June 8, 2015, the Company filed a notice of appeal from (1) an order of the Circuit Court dated March 16, 2015, that amongst other things awarded sanctions under Supreme Court Rule 137 in favor of American Milling LP, QTM Ventures LLC and supervised administrator Peter Schmiedel, (2) paragraphs 1 through 3 of an order of the Circuit Court dated March 16, 2015, that amongst other things granted summary judgment against the Company in favor of supervised administrator Peter Schmiedel, and (3) an order of the Circuit Court dated May 26, 2015, that amongst other things determined the amount of attorneys’ fees the Company must pay to American Milling LP, QTM Ventures LLC and supervised administrator Peter Schmiedel.

On June 8, 2015, the Company filed a notice of appeal from an order of the Circuit Court dated May 26, 2015, which amongst other things denied the Company’s motion to stay Counts III-VI.

On July 13, 2015, the probate court granted QTM’s motion for a turnover order and ordered the Company to turnover 177,500 shares of stock to the Estate.

On July 20, 2015, the Court approved and Caldera posted an appeal bond in the amount of $300,000 to secure the stay of enforcement of the orders of March 16, 2015 and May 26, 2015 that awarded sanctions against the Company in favor of American Milling, QTM Ventures and supervised administrator Peter Schmiedel.

On July 20, 2015, the Court granted QTM’s request to file an amended citation by July 24, 2015. On July 24, 2015, QTM filed a motion for an extension of time to file its amended citation. On August 10, 2015, the Court granted QTM a final extension of time until August 24, 2015 to file an amended citation.

New Mexico Litigation Against the Estate of Eisenschenk

On July 16, 2015, the Company’s action for declaratory relief against the Estate of Eisenschenk proceeded to trial in Santé Fe, New Mexico. In its complaint for declaratory relief, the Company sought amongst other things a declaration that (1) the Estate owns no shares of the capital stock of the Company or any options or rights thereto, or any ownership interest in the Company, (2) all of Eisenschenk’s non-vested shares were properly recalled by reason of Eisenschenk’s failure to meet the vesting requirements in the formation agreement Financing Term Sheet, (3) all of Eisenschenk’s vested shares were properly and validly assigned and transferred to the Company by virtue of the Company’s lawful exercise of its rights as a creditor-assignee under a contract and Eisenschenk’s uncured breach thereof; and (4) a certificate bearing Eisenschenk’s name is null and void having never been completed, authorized for issuance, issued or transferred to Eisenschenk. Following a bench trial before Judge Francis Mathew, the Court denied the Company’s request for declaratory relief and dismissed the Company’s complaint for declaratory relief without prejudice, further ruling that the Company’s claims could be brought in the Circuit Court of Cook County, or any other Court of competent jurisdiction in Illinois.

17.	COMMITMENTS AND CONTINGENCIES

In terms of the asset purchase agreement entered into on July 1, 2015, with Icagen, Inc., a wholly owned subsidiary of Pfizer, Inc. the Company is required to make additional purchase price payments of $875,000 as follows:

Amount

September 1, 2015	$125,000
December 1, 2015	125,000
March 1, 2016	125,000
July 1, 2017	500,000
Total	$875,000

The Company is also obligated to make earn out payments of 10% of total Gross revenues, up to a maximum of $10,000,000, commencing on revenues generated from January 1, 2017, which payments are to be made 60 days after each quarter end.

18.	SUBSEQUENT EVENTS

On July 1, 2015, the Company consummated its purchase of certain assets of Icagen Inc., a wholly owned subsidiary of Pfizer Inc. (“Pfizer”) under the terms of an asset purchase and collaboration agreement that the Company entered into on June 26, 2015, pursuant to which the Company acquired certain assets of Icagen (including certain cell lines, office equipment, servers, biology instruments, benchtops and the Icagen name), assumed certain liabilities of Icagen and agreed to continue the employment of several employees of Icagen for at least two years. The Company agreed to pay: (i) an upfront cash purchase price of $500,000, of which $125,000 was paid at closing date, and $375,000 is to be paid in three equal installments of $125,000, on September 1, 2015, December 1, 2015 and March 1, 2016; (ii) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the MSSA (as defined below) has generated at least $4,000,000 in revenue; and (iii) beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000.

The Company also entered into a Master Scientific Services Agreement with Pfizer (the “MSSA”), the execution of which was a condition to closing under the APA. In accordance with the terms of the MSSA, the Company agreed to perform ion channel screening and other contract research for Pfizer, including but not limited to, on demand assay development, modification and optimization, compound screening, ion channel screening, reagent and cell line generation, biology platform development.

On July 23, 2015, the Board voted to authorize and seek approval of our shareholders of an amendment to our Certificate of Incorporation to change our name to Icagen, Inc. The Company acquired the affirmative consent of holders of 50.2% of our voting power to amend the Certificate of Incorporation to change the name of the Company to Icagen Inc. The Name Change will be effective upon the filing of an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware, which is expected to occur as soon as reasonably practicable on or after the 20th day following the mailing of an Information Statement to shareholders.

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

Recent Developments

On July 1, 2015, the Company consummated the acquisition contemplated by the Asset Purchase and Collaboration Agreement (“APA”) that it entered into with Icagen Inc., a wholly owned subsidiary of Pfizer Inc. (“Pfizer”). In terms of the agreement the Company acquired certain assets of Icagen (including certain cell lines, office equipment, servers, biology instruments, benchtops and the Icagen name), assumed certain liabilities of Icagen and agreed to continue the employment of several employees of Icagen for at least two years. The Company agreed to pay: (i) an upfront cash purchase price of $500,000, of which $125,000 was paid at closing date, July 1, 2015, and $375,000 is to be paid in three equal installments of $125,000, on September 1, 2015, December 1, 2015 and March 1, 2016; (ii) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the MSSA (as defined below) has generated at least $4,000,000 in revenue; and (iii) beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000.

The Company also entered into a Master Scientific Services Agreement with Pfizer (the “MSSA”), the execution of which was a condition to closing under the APA. In accordance with the terms of the MSSA, the Company agreed to perform ion channel screening and other contract research for Pfizer, including but not limited to, on demand assay development, modification and optimization, compound screening, ion channel screening, reagent and cell line generation, biology platform development. The MSSA and APA provide that Pfizer will guarantee revenue to the Company totaling at least $1,000,000 for each of the first two 12-month periods following the closing on a “take or pay” basis.

Overview and Financial Condition

Through our recent asset acquisition of Icagen, we are now able to offer a full complement of screening services to the broader pharmaceutical sector, including the use of proprietary x-ray fluorescence technology called XRpro® to deliver ion channel screening, ion channel kinetics and custom screening services to our customers. Our proprietary technology is designed to detect and quantitatively analyze the x-ray signature of each element with an atomic number greater than 12, we combine the flexibility of the analysis with patented sample processing to address a wide range of ion channel and other biological targets. We believe that our technology can reduce the cost of drug discovery by detecting safety and efficacy issues at an early stage of development. To date, substantially all of our revenue has been derived from our analytical services that we have performed for United States governmental agencies. However, we expect that our future revenue will be derived from (i) provision of our analytical drug discovery services to commercial customers as well as United States governmental agencies; (ii) sale of instruments and consumables; and (iii) commercialization of new drug candidates that we identify using the Icagen and XRpro® drug discovery processes and instruments.

Since inception, we have financed our operations primarily through private sales of our securities, revenue derived from our analytical services that we have performed for United States governmental agencies and settlement of legal matters. We expect to continue to seek to obtain our required capital through the private sale of securities and revenue derived for the services we provide. To date, we have been granted twenty (20) contracts from United States governmental agencies; of which nine (9) were granted from the Department of Defense and eleven (11) were granted from the National Institutes of Health. Of such contracts, eighteen (18) have been completed and we received payment in full for all eighteen (18) completed contracts. All the contracts contained standard terms, including termination provisions which allow for the government to terminate the contract, in whole or in part, at any time for convenience. In that event, the government agency concerned would notify us of their intention to terminate, and all costs incurred in our performance of the work terminated will be recoverable and we will have no refund obligations for our research conducted to the date of termination. The contracts also contain Bayh-Dole and related provisions for disposition of intellectual property. The Bayh-Dole Act allows small businesses, such as ours, to retain title to federally funded inventions if we follow certain procedures, including filing for patent protection and actively pursuing commercialization of the invention, and the U.S. government retains a non-exclusive, non-transferable, paid up irrevocable license, throughout the world, with respect to the invention. In addition, the U.S. government also retains a “march in” right that allows it to license the invention to third parties, without our consent, if it determines that the invention is not being made available to the public on a reasonable basis. Set forth below are the details of the firm - fixed price contract under which we are continuing to provide services to the National Institutes of Health under which we expect to receive an additional $682,500 for our services.

Contract 2R44AI079935-03 with the National Institutes of Health; to develop strontium-selective therapies, contract amount: $3,000,000.00 operative from August 24, 2011 to July 31, 2014, approximately $2,887,500 paid to date, $112,500,000 remaining in contract. $2,000,000 of the grant was awarded for the period August 24, 2011 to July 31, 2013. An additional $1,000,000 was made available for us to invoice our project time and expenses against on July 9, 2013, initially expiring on July 31, 2014 and recently extended until August 31, 2015. To date we have received $877,500 under this contract and we have $112,500 remaining under the contract

Contract number 1R43AI091186-01A1 with the National Institutes of Health; to develop Radioactive Cesium decorporation Agents, contract amount of $600,000 operative from July 1, 2014 to June 30, 2016. To date we have received approximately $30,000 under this contact and have $570,000 remaining under the contract

In terms of our recent acquisition of certain of the assets of Icagen, Inc. we also entered into a Master Scientific Services Agreement with Pfizer (the “MSSA”). In accordance with the terms of the MSSA, we agreed to perform ion channel screening and other contract research for Pfizer, including but not limited to, on demand assay development, modification and optimization, compound screening, ion channel screening, reagent and cell line generation, biology platform development.

Discussions with respect to our operations included herein include the operations of our operating subsidiary, XRpro Corp. Our company formed XRpro Corp. on July 9, 2010. We have no other operations than those of XRpro Sciences, Inc. and XRpro Corp.

Results of Operations for the three months ended June 30, 2015 and the three months ended June 30, 2014.

Revenues

We had revenues totaling $95,158 and $82,662 for the three months ended June 30, 2015 and 2014, respectively, an increase of $12,496 or 15.1%. Substantially all of our revenues have been derived from federal government contracts. Our revenue is dependent on the number of contracts we have in operation and the progress we have made on these contracts to date. We have an order backlog of $682,500 in the form of firm fixed price government contracts. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the project to date. The funds available under these grants are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project. We have received unfulfilled purchase orders from commercial customers amounting to $909,000, for which we will commence work in the third quarter.

Going forward, based on our recent acquisition, we plan to market our expanded Icagen and XRpro® services to potential customers. We believe that we now have a comprehensive product offering and substantial credibility to offer a full range of products including the advantages and value propositions of the XRpro® technology. While we are optimistic about our prospects, there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for us to be profitable.

We are pursuing several leads for the use of our expanded product offering, including the XRpro® technology by several significant companies within the pharmaceutical and biotech industry; however there can be no assurance that such leads will be successful and result in revenue.

Cost of goods sold

Cost of goods sold totaled $129,666 and $165,441 for the three months ended June 30, 2015 and 2014, respectively, a decrease of $35,775 or 21.6%. Our cost of goods sold is dependent on the progress made on each project to date. Cost of goods sold is primarily comprised of direct expenses related to providing our services under our contracts. These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the three months ended June 30, 2015 and 2014 respectively was $52,610 and $60,438, a decrease of $7,828 or 12.9% due to less man hours spent on the Government contracts mentioned above. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the three months ended June 30, 2015 and 2014, respectively was laboratory supplies and direct materials of $51,208 and $78,476, a decrease of $27,268 or 34.8%, the decrease is primarily due to the decreased activity on Government contracts. During the three months ended June 30, 2015 and 2014, respectively, outside contractors’ costs amounted to $22,950 and $25,312, the decrease of $2,362 or 9.3% is due to the scaling down of outside consultants working on Government contracts.

Gross loss

Gross loss was $(34,508) and $(82,779) for the three months ended June 30, 2015 and 2014, respectively, a decrease of $48,271, or 58.3%. The decrease in gross loss is directly related to lower hours and lower spend on supplies and consultants due to lower activity levels on the government contracts and other research activities.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $1,239,031 and $794,523 for the three months ended June 30, 2015 and 2014, respectively, an increase of $444,508 or 56.0%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended June 30,		Increase/	Percentage
	2015	2014	(decrease)	change

Marketing and selling expenses	$38,897	$14,053	$24,844	176.8%

Salary expenses	214,826	194,040	20,786	10.7%

Research and development salaries	102,909	85,162	17,747	20.8%

Directors fees	55,000	48,750	6,250	12.8%

Bonus expense	25,000	-	25,000	100.0%

Stock option compensation charge	83,563	60,741	22,822	37.6%

Legal fees	218,757	88,591	130,166	146.9%

Legal settlement accrual	85,000	-	85,000	100.0%

Consulting fees	197,012	88,736	108,276	122.0%

Repairs and maintenance	7,994	6,850	1,144	16.7%

Recruiting fees	-	17,000	(17,000)	(100.0)%

Rent	85,802	77,299	8,503	11.0%

Travel expenditure	20,168	31,551	(11,383)	36.1%

	$1,134,928	$712,773	$422,155	59.2%

Marketing and selling expenses for the three months ended June 30, 2015, primarily consists of marketing support provided by a third party contractor.

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

Total salary expenditure for the three months ended June 30, 2015 and 2014, respectively was included in the following expense categories:

	Three months ended June 30,		Increase/	Percentage
	2015	2014	(decrease)	change

Cost of sales	$52,610	$60,438	$(7,828)	(13.0)%

Selling, general and administrative expenses	214,826	194,040	20,786	10.7%

Research and development salaries	102,909	85,162	17,747	20.8%

	$370,345	$339,640	$30,705	9.0%

The increase in total salary expenditure for the three months ended June 30, 2015 of $30,705 is primarily due to the employment of an additional senior scientist in the Cambridge laboratory on February 2, 2015 at an additional cost for the quarter of $30,240 and an 8% pay increase awarded to certain of our scientific personnel in September 2014.

The salary expense included in cost of sales for the three months ended June 30, 2015 decreased by $7,828 or 13.0%. The decrease in salary expense charged to cost of sales during the current period was due to lower activity on the NIH contracts by our scientific employees.

The salary expense charged to Selling, general and administrative expenses for the three months ended June 30, 2015 increased by $20,786 or 10.7% due to the decrease in work performed on the NIH contract and the 8% salary increases mentioned above.

Research and development salaries for the three months ended June 30, 2015 increased by $17,747 or 20.8%, which is due to the amount of time spent by our scientists on developing cell lines for future commercialization.

Directors’ fees increased by $6,250 due to fees payable to an additional director during the current year.

Bonus expense increased by $25,000 for the three months ended June 30, 2015. The current year charge represents an accrual for guaranteed bonuses to certain employees.

The stock option compensation charge increased by $22,822, the charge for each period is dependent upon the number of options issued and the vesting schedule of these options, currently there is more value of unvested options than in the prior year.

Legal fees increased by $130,166, over the prior period, the increase consists primarily of an increase in legal costs on litigation matters of $61,440, primarily on the Eisenschenk matter, an increase in general corporate legal fees of $28,444 due to an increase in corporate activity with respect to the reverse stock split and acquisition transactions and an increase in patent legal fees of $40,281 as we continue to perfect our patents and we incurred legal costs on securing a second opinion on our patent position.

The increase in the legal settlement accrual is due to the award of sanctions against us in excess of the original amount provided for.

The increase in consulting fees of $108,286 is primarily due to the increase in Investor Relations consulting expense of $31,750, an increase in bookkeeping fees of $6,850 due to the bookkeeper being retained for one month in the prior year, the retention of the services of a patent consultant at a cost of $36,321 in the current year and consulting costs of $26,000 relating to a feasibility study performed on advancing certain government contracts to drug development stage and an initial payment of $17,800 for an overall pricing strategy study undertaken by Tufts University.

The increase in repairs and maintenance expense is immaterial.

Recruiting fees of $17,000 was incurred in the prior year to source the Vice President of Business Development.

Rent increased by $8,503 due to the increase in the rental cost of the Cambridge laboratory of approximately 10% per month.

Travel expenditure decreased by $11,383 primarily due to a decrease in hotel accommodation expenditure, in the prior year, the VP of business development incurred hotel expenditure in Cambridge on commencement of her employment with the Company.

Depreciation and Amortization

We recognized depreciation expenses of $32,823 and $27,821 for the three months ended June 30, 2015 and 2014, respectively, the increase is due to the acquisition of laboratory equipment acquired primarily for the Cambridge laboratory. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expense was $12,921 for the three months ended June 30, 2015 and 2014. Amortization expenses relates to the amortization of patents assigned to us by LANS.

Other income

Other loss of $(6,400) in the current year represents the loss realized on assets which were scrapped during the current year.

Interest expense

Interest expense totaled $2,042 and $3,065 for the three months ended June 30, 2015 and 2014, respectively. The interest expense has decreased due to the repayment of all debt except the Los Alamos County loan during the prior period.

Change in derivative liabilities

The variable priced warrants issued to investors and the placement agent in the prior year were exchanged for fixed price warrants effective January 31, 2015, which eliminated the requirement for a derivative liability. In the prior year, the fair value of derivative liabilities was re-assessed as of June 30, 2014 using a Black Scholes valuation model resulting in the increase of the liability by $131,582, the movement in liability was dependent upon external market factors.

Net (loss) income

Net loss totaled $(1,326,163) and $(1,052,665) for the three months ended June 30, 2015 and 2014, respectively. The increase in net loss is discussed above.

Results of Operations for the six months ended June 30, 2015 and the six months ended June 30, 2014.

Revenues

We had revenues totaling $125,811 and $336,882 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $211,071 or 62.7%. Substantially all of our revenues have been derived from federal government contracts. Our revenue is dependent on the number of contracts we have in operation and the progress we have made on these contracts to date. We have an order backlog of $682,500 in the form of firm fixed price government contracts. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the project to date. The funds available under these grants are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project. We have received unfulfilled purchase orders from commercial customers amounting to $909,000, for which we will commence work in the third quarter.

Going forward, based on our recent acquisition, we plan to market our expanded Icagen and XRpro® services to potential customers. We believe that we now have a comprehensive product offering and substantial credibility to offer a full range of products including the advantages and value propositions of the XRpro® technology. While we are optimistic about our prospects, there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for us to be profitable.

We are pursuing several leads for the use of our expanded product offering, including the XRpro® technology by several significant companies within the pharmaceutical and biotech industry; however there can be no assurance that such leads will be successful and result in revenue.

Cost of goods sold

Cost of goods sold totaled $291,867 and $342,413 for the six months ended June 30, 2015 and 2014, respectively, a decrease of $50,546 or 14.8%. Our cost of goods sold is dependent on the progress made on each project to date. Cost of goods sold is primarily comprised of direct expenses related to providing our services under our contracts. These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the six months ended June 30, 2015 and 2014 respectively was $91,418 and $138,538, a decrease of $47,120 or 34.0% due to less man hours spent on the Government contracts mentioned above. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the six months ended June 30, 2015 and 2014, respectively was laboratory supplies and direct materials of $144,772 and $157,965, a decrease of $13,193 or 8.4%, the decrease is primarily due to the decreased activity on Government contracts, offset by an increase in materials required to develop assays and cell lines for future commercialization efforts. During the six months ended June 30, 2015 and 2014, respectively, outside contractors’ costs amounted to $50,800 and $42,365, the increase of $8,435 or 19.9% is due to the hiring of technical consultants in the first quarter to improve laboratory skills, this was scaled back in the second quarter.

Gross loss

Gross loss was $(166,056) and $(5,531) for the six months ended June 30, 2015 and 2014, respectively, an increase of $160,525. The increase in gross loss is directly related to lower revenues on Government contacts while cost of sales remained high due to expenditure on developing cell lines and assays for future commercialization efforts.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $2,490,105 and $2,028,484 for the six months ended June 30, 2015 and 2014, respectively, an increase of $461,621 or 22.8%.

The major expenses making up selling, general and administrative expenses included the following:

	Six months ended June 30,		Increase/	Percentage
	2015	2014	(decrease)	Change

Marketing and selling expenses	$85,966	$14,053	$71,913	511.7%

Salary expenses	501,381	338,831	162,550	48.0%

Research and development salaries	177,943	157,565	20,378	12.9%

Directors fees	110,000	55,000	55,000	100.0%

Bonus expense	50,000	350,000	(300,000)	(85.7)%

Stock option compensation charge	293,425	247,264	46,161	18.7%

Legal fees	406,626	266,894	139,732	52.4%

Legal settlement accrual	85,000	-	85,000	100.0%

Consulting fees	357,724	162,236	195,488	120.5%

Repairs and maintenance	14,908	34,726	(19,818)	(57.1)%

Recruiting fees	-	48,500	(48,500)	(100.0)%

Rent	170,263	154,429	15,834	10.3%

Travel expenditure	44,101	41,424	2,677	6.5%

	$2,297,337	$1,870,922	$426,415	22.8%

Marketing and selling expenses for the six months ended June 30, 2015, primarily consists of marketing support provided by a third party contractor and costs incurred to update our website. The costs of a third party contractor were not incurred in the prior year.

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

Total salary expenditure for the six months ended June 30, 2015 and 2014, respectively was included in the following expense categories:

	Six months ended June 30,		Increase/	Percentage
	2015	2014	(decrease)	change

Cost of sales	$91,418	$138,538	$(47,120)	(34.0)%

Selling, general and administrative expenses	501,381	338,831	162,550	48.0%

Research and development salaries	177,943	157,565	20,378	12.9%

	$770,742	$634,934	$135,808	21.4%

The increase in total salary expenditure for the six months ended June 30, 2015 of $135,808 is primarily due to the employment of a Vice President of Business Development on May 1, 2014 at an additional cost to the Company of $58,333 for the six months ended June 30, 2015 and the employment of an additional senior scientist in the Cambridge laboratory on February 2, 2015 at an additional cost to the company of $50,400 for the six months ended June 30, 2015, an increase in the vacation pay accrual of $26,878 and an 8% pay increase awarded to certain of our scientific personnel in September 2014.

The salary expense included in cost of sales for the six months ended June 30, 2015 decreased by $47,120 or 34.0%. The decrease in salary expense charged to cost of sales during the current period was due to lower activity on the NIH contracts by our scientific employees.

The salary expense charged to Selling, general and administrative expenses for the six months ended June 30, 2015 increased by $162,550 or 48.0% due to the decrease in work performed on the NIH contract, the 8% salary increases mentioned above, the increase in the vacation accrual and the employment of the VP of business development in the prior year.

Research and development salaries for the six months ended June 30, 2015 increased by $20,378 or 12.9%, which is due to the amount of time spent by our scientists on developing cell lines for future commercialization.

Directors’ fees increased by $55,000 due to fees payable to directors only commencing in April 2014.

Bonus expense decreased by $300,000 for the six months ended June 30, 2015. The current year charge represents an accrual for guaranteed bonuses to certain employees. In the prior year, once off bonuses were paid to our Founder and Board Member and certain consultants.

The stock option compensation charge increased by $46,161, the charge for each period is dependent upon the number of options issued and the vesting schedule of these options, currently there are is more value of unvested options than in the prior year.

Legal fees increased by $139,732, over the prior period, the increase consists primarily of a decrease in litigation costs of $16,297, an increase in general corporate legal fees of $110,248 due to an increase in corporate activity with respect to the fund raising completed in the first quarter, the reverse stock split and acquisition transactions, and an increase in patent legal fees of $37,121 as we continue to perfect our patents and we incurred once-off legal costs on securing a second opinion on our patent position.

The increase in the legal settlement accrual is due to the award of sanctions against the Company in excess of the original amount provided for.

The increase in consulting fees of $195,488 is primarily due to the increase in Investor Relations consulting expense of $65,500, an increase in bookkeeping fees of $17,350 due to the bookkeeper being retained for one month in the prior year, the retention of the services of a patent consultant at a cost of $77,782 in the current year and consulting costs of $26,000 relating to a feasibility study performed on advancing certain government contracts to drug development stage and initial fees of $17,800 on an overall pricing strategy study undertaken by Tufts University.

Repairs and maintenance expense decreased by $19,818 due to the replacement of an x-ray tube in one of our XRpro instruments in the prior year. These x-ray tubes have a finite life of approximately twelve to eighteen months.

Recruiting fees of $48,500 was incurred in the prior year to source the Vice President of Business Development.

Rent increased by $15,834 due to the increase in the rental cost of the Cambridge laboratory of approximately 10% per month.

The increase in travel expenditure is immaterial.

Depreciation and Amortization

We recognized depreciation expenses of $65,049 and $54,780 for the six months ended June 30, 2015 and 2014, respectively, the increase is due to the acquisition of laboratory equipment acquired primarily for the Cambridge laboratory. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expense was $25,842 and $25,841 for the six months ended June 30, 2015 and 2014. Amortization expenses relates to the amortization of patents assigned to us by LANS.

Other income

Other loss of $(6,239) in the current year primarily represents the loss realized on assets which were scrapped during the current year. The other income in the prior year of $7,177,522 relates to the $7,000,000 cash settlement received from the Los Alamos National Security (“LANS”) and the recognition of fair value income of $177,522 upon the return of 78,750 common shares originally issued to LANS as consideration for the license agreement we had entered into.

Interest expense

Interest expense totaled $4,206 and $9,632 for the six months ended June 30, 2015 and 2014, respectively. The interest expense has decreased due to the repayment of all debt except the Los Alamos County loan during the prior period.

Change in derivative liabilities

The variable priced warrants issued to investors and the placement agent in the prior year were exchanged for fixed price warrants effective January 31, 2015, which eliminated the requirement for a derivative liability. In the prior year, the fair value of derivative liabilities was re-assessed as of June 30, 2014 using a Black Scholes valuation model resulting in the increase of the liability by $685,002, the movement in liability was dependent upon external market factors.

Net (loss) income

Net loss totaled $(2,754,081) and net income totaled $4,368,314 for the six months ended June 30, 2015 and 2014, respectively. The increase in net loss is discussed above.

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

As of June 30, 2015 our Company had cash totaling $7,525,635, other current assets totaling $382,286 and total assets of $8,868,211. We had total current liabilities of $1,331,964 and a net working capital surplus of $6,575,957. Total liabilities were $1,456,521 and the Series A convertible redeemable preferred stock totaled $133,350 resulting in a stockholders’ equity of $7,278,340.

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

As of June 30, 2015, we owed $159,978 in accordance with the terms of a Project Participation Agreement with the Incorporated County of Los Alamos that we entered into in September 2006. The loan bears interest at a rate of 5% per annum, is for a thirteen year term, with monthly repayments of $3,547 that commenced on September 21, 2009.

An analysis of our cash flows from operating, investing and financing activities for the six months ended June 30, 2015 and 2014 is provided below:

	Six months ended June 30, 2015	Six months ended June 30, 2014

Net cash (used in) provided by operating activities	$(2,344,863)	$3,958,413

Net cash used in investing activities	(58,549)	(44,356)

Net cash provided by (used in) financing activities	3,456,654	(263,409)

Net increase in cash and cash equivalents	$1,053,242	$3,650,648

Net cash (used in) provided by operating activities was $(2,344,863) and $3,958,413 for the six months ended June 30, 2015 and 2014, respectively. The decrease in cash provided by operating activities was primarily due to the following:

	Six months ended June 30,		Increase/	Percentage
	2015	2014	(decrease)	change

Net (loss) income	$(2,754,081)	$4,368,314	$(7,122,395)	(163.1)%

Adjustments for non-cash items	475,555	834,902	(359,347)	(43.0)%

Changes in operating assets and liabilities	(66,337)	(1,244,803)	1,178,466	94.7%

	$(2,344,863)	$3,958,413	$6,303,276	(159.2)%

The increase in net loss is discussed under net (loss) income in the results of operations for the six months ended June 30, 2015 and 2014, respectively, the prior year result includes legal settlement proceeds of $5,502,000, after deduction of preliminary legal expenses and other associated expenses.

The change in adjustments for non-cash items is primarily due to the increase in the fair value of derivative liabilities of $685,002 in the prior period; offset by the gain on cancellation of shares in the LANS legal settlement of $(177,522) in the prior period; and the increase in the legal settlement accrual of $85,000 in the current year.

The increase in operating assets and liabilities is primarily due to the payment of legal bills accrued on the LANS matter in the prior year, resulting in a net movement of $1,220,374 in accounts payable balances; the payment of a deposit for bond security costs of $209,255 and the increase in accrued liabilities of $174,783, which includes a provision for expected sanction costs on the Eisenschenk matter of $265,000.

Net cash used in investing activities was $58,549 and $44,356 for the six months ended June 30, 2015 and 2014, respectively. This was primarily due to the purchase of laboratory equipment for the Cambridge laboratory.

Net cash provided by (used in) financing activities was $3,456,654 and $(263,409) for the six months ended June 30, 2015 and 2014, respectively. The cash provided by financing activities in the current year is primarily due to the net proceeds raised on the second closing of the recently concluded private placement of $3,521,592, after deducting share issue expenses of $314,541; and the payment of a dividend of $48,300 to the Series A stockholder. In the prior year, the movement represented the payment of principal on loan balances and the repayment of a term loan in full.

Capital Expenditures

Our current plan is to purchase equipment to ensure that our recent acquisition of Icagen functions efficiently and that we are able to support the commercialization efforts of the Company.

Commitments

In terms of the asset purchase agreement entered into on July 1, 2015, with Icagen, Inc., a wholly owned subsidiary of Pfizer Inc. we are required to make additional purchase price payments of $875,000 as follows:

Amount

September 1, 2015	$125,000
December 1, 2015	125,000
March 1, 2016	125,000
July 1, 2017	500,000
Total	$875,000

We are also obligated to make earn out payment of 10% of total Group revenues, up to a maximum of $10,000,000, commencing on revenues generated from January 1, 2017, which payments are to be made 6o days after each quarter end.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Set forth below is a factual description of the status of Company's legal proceedings. It should not be misconstrued as the Company's acquiescence in any claimant's position with respect to such litigation. The Company continues to believe that the claims made against it do not have any merit whatsoever and intends to vigorously defend itself.

There have been no material litigation developments since the filing of our Annual Report on 10-K for the year ended December 31, 2014 other than as follows:

Bellows’ Dividend Litigation

On March 16, 2015, the Company filed a second motion to disqualify the Bellows Law Group, P.C and Bellows & Bellows, P.C. On May 21, 2015, following oral arguments, the Court denied the Company’s second motion to disqualify the Bellows’ law Group PC and Bellows & Bellows PC.

On March 23, 2015, the Company filed a motion to dismiss Counts II-IV of the first amended complaint. On August 6, 2015, following oral arguments, the Court denied the Company’s motion to dismiss Counts II-IV of the first amended complaint.

On July 2, 2015, Bellows filed a motion to supplement the record and take judicial notice of orders entered in a case brought by the Company in New Mexico against the Estate of Sigmund Eisenschenk and in probate proceedings to administer the Estate of Sigmund Eisenschenk in Illinois. On July 27, 2015, Bellows filed a revised motion to supplement the record and take judicial notice of orders entered into in a case brought by the Company in New Mexico against the Estate of Sigmund Eisenschenk in Illinois. On August 6, 2015, Bellows withdrew his motion for leave to supplement the record.

On August 6, 2015, the Court granted Bellows leave to file a second amended complaint.

Bellows’ Redemption Litigation

On August 25, 2014, Joel Bellows filed a complaint against the Company and Benjamin Warner in the Chancery Division of the Circuit Court of Cook County, Illinois. In the complaint, Bellows alleges that he is entitled to redeem his Series A cumulative preferred stock at a price of $7.41 pursuant to the terms of the Company’s June 24, 2011, private placement memorandum. Bellows alleges that the Company and Warner violated his rights under the private placement memorandum by unreasonably and vexatiously denying his request for redemption.

The hearing on Defendants’ motion to dismiss Counts I, II and III of the complaint was heard on June 22, 2015. On July 15, 2015, the Court issued a written ruling denying the Company and Warner’s motion to dismiss Counts I, II and III of the complaint.

The hearing on the Defendants motion to dismiss Count IV of the complaint (breach of fiduciary duty) was continued on the Court’s motion and the Court requested that the parties submit supplemental briefs to address (a) whether the Court should apply Delaware or Illinois law in evaluating the request to dismiss Count IV of the complaint, and (b) whether paragraph 19 of the Settlement Agreement is a choice of law or choice of forum provision.

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

On April 14, 2015, the Company filed a notice of appeal from (1) paragraphs 1 through 6 of a March 16, 2015, order of the Probate Division of the Circuit Court of Cook County which amongst other things granted in part the petition to vacate certain claims filed by Lyon and Lane against the estate and (2) paragraphs 1 through 3 of a March 16, 2015 order which amongst other things granted summary judgment against the Company in favor of American Milling LP and supervised administrator Peter Schmiedel and finding that the estate owns no less than 177,500 shares of the Company’s stock (the 177,500 shares effected by the reverse split will amount to 88,750 shares post reverse split which took place on March 25, 2015).

On April 14, 2015, the Company filed a motion pursuant to Illinois Supreme Court Rule 305 requesting a stay of enforcement of the orders of March 16, 2015, pending resolution of the appeal. The Company offered to place 177,500 shares of stock in escrow (the 177,500 shares effected by the reverse split will amount to 88,750 shares post reverse split which took place on March 25, 2015) as security in lieu of a bond pending resolution of the appeal. The Estate opposed the Company’s request to deposit shares as collateral and requested that the Court require the posting of a money bond. On June 2, 2015, the Circuit Court denied the Company’s request to post shares as collateral in lieu of a money bond to secure a stay of enforcement of the orders of March 16, 2015.

On May 26, 2015, following oral arguments on May 19, 2015, the Court entered an order that amongst things found the Company jointly and severally liable for sanctions under Illinois Supreme Court Rule 137 and ordered the Company to remit $97,500 to American Milling LP, $24,050 to supervised administrator Peter Schmiedel and $50,700 to QTM Ventures LLC.

On May 26, 2015, following oral arguments on May 19, 2015, the Court denied the Company’s request for a stay of Counts III-VI pending resolution of a declaratory judgment action filed by the Company in New Mexico. The Court also denied the Company’s request for a stay pending the outcome of the Company’s April 14, 2015, notice of appeal.

On June 8, 2015, the Company filed a notice of appeal from (1) an order of the Circuit Court dated March 16, 2015, that amongst other things awarded sanctions under Supreme Court Rule 137 in favor of American Milling LP, QTM Ventures LLC and supervised administrator Peter Schmiedel, (2) paragraphs 1 through 3 of an order of the Circuit Court dated March 16, 2015, that amongst other things granted summary judgment against the Company in favor of supervised administrator Peter Schmiedel, and (3) an order of the Circuit Court dated May 26, 2015, that amongst other things determined the amount of attorneys’ fees the Company must pay to American Milling LP, QTM Ventures LLC and supervised administrator Peter Schmiedel.

On June 8, 2015, the Company filed a notice of appeal from an order of the Circuit Court dated May 26, 2015, which amongst other things denied the Company’s motion to stay Counts III-VI.

On July 13, 2015, the probate court granted QTM’s motion for a turnover order and ordered the Company to turnover 177,500 shares of stock to the Estate.

On July 20, 2015, the Court approved and Caldera posted an appeal bond in the amount of $300,000 to secure the stay of enforcement of the orders of March 16, 2015 and May 26, 2015 that awarded sanctions against the Company in favor of American Milling, QTM Ventures and supervised administrator Peter Schmiedel.

On July 20, 2015, the Court granted QTM’s request to file an amended citation by July 24, 2015. On July 24, 2015, QTM filed a motion for an extension of time to file its amended citation. On August 10, 2015, the Court granted QTM a final extension of time until August 24, 2015 to file an amended citation.

New Mexico Litigation Against the Estate of Eisenschenk

On July 16, 2015, the Company’s action for declaratory relief against the Estate of Eisenschenk proceeded to trial in Santé Fe, New Mexico. In its complaint for declaratory relief, the Company sought amongst other things a declaration that (1) the Estate owns no shares of the capital stock of the Company or any options or rights thereto, or any ownership interest in the Company, (2) all of Eisenschenk’s non-vested shares were properly recalled by reason of Eisenschenk’s failure to meet the vesting requirements in the formation agreement Financing Term Sheet, (3) all of Eisenschenk’s vested shares were properly and validly assigned and transferred to the Company by virtue of the Company’s lawful exercise of its rights as a creditor-assignee under a contract and Eisenschenk’s uncured breach thereof; and (4) a certificate bearing Eisenschenk’s name is null and void having never been completed, authorized for issuance, issued or transferred to Eisenschenk. Following a bench trial before Judge Francis Mathew, the Court denied the Company’s request for declaratory relief and dismissed the Company’s complaint for declaratory relief without prejudice, further ruling that the Company’s claims could be brought in the Circuit Court of Cook County, or any other Court of competent jurisdiction in Illinois.

Item 1A. Risk Factors.

Risks Related to the Company

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the six months ended June 30, 2015, we had a net loss of $(2,754,081), for the year ended December 31, 2014 we had a net income of $49,517, primarily due to the settlement of the LANS matter, discussed above, and for the year ended December 31, 2013, we had a net loss of $(3,694,786). We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans for the lease of our instruments and services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

Substantially all of our net revenue has been generated from services provided to governmental agencies. If such agencies were to terminate their existing agreement with us or no longer continue to use our services, our net revenue and results of operations would be adversely affected.

To date we have derived substantially all of our revenue from services we performed for two governmental agencies. For the six months ended June 30, 2015, substantially all of our revenue was generated from government contract, for the year ended December 31, 2014, the majority of our revenue was generated from government contacts (84%), and the remaining 16% was generated from commercial contracts recently undertaken; and for the year ended December 31, 2013, substantially all of our revenue was derived from two different research projects for the same two governmental agencies. For the year ended December 31, 2012 substantially all of our revenue was derived from three different research projects for the same two governmental agencies. For the year ended December 31, 2011, ninety six percent (96%) of our revenue was derived from six different research projects for the same two governmental agencies. As of the date hereof we have two existing contracts with the National Institutes of Health (“NIH”) pursuant to which we are continuing to perform services.

We were awarded a $1,000,000 grant from the NIH on August 24, 2011 which was fully utilized and expired on July 31, 2012. An additional $1,000,000 was made available for us to invoice our project time and expenses against on August 2, 2012 which was fully utilized and expired on July 31, 2013, a further $1,000,000 (of which we have received $875,500 to date) was made available to us on July 9, 2013 for the period August 1, 2013 to July 2014, recently extended to August 31, 2015, depending on availability of government funding and satisfactory progress made on the project. However, under NIH policies the contracts can be terminated in whole or in part by the government for convenience at any time and in such case we would be entitled to payment of our costs incurred in the performance of the work terminated. If there were to be a decline in the demand for our services from governmental agencies, or the two governmental agencies from which we have received funding were required to reduce spending, our net revenue would be significantly impacted, which would negatively affect our business, financial condition and results of operations and may affect our ability to continue operations.

We were awarded Contract number 1R43AI091186-01A1 with the National Institutes of Health; to develop Radioactive Cesium decorporation Agents on June 23, 2014 for an amount of $600,000 operative from July 1, 2014 to June 30, 2016. We have received $30,000 under this contract to date with $570,000 still available under the project.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss of $(2,754,081) for the six months ended June 30, 2015 and generated a net income of $49,517 for the year ended December 31, 2014 primarily due to the settlement of the LANS matter as discussed above. We incurred a net loss of $(3,694,786) for the year ended December 31, 2013. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. Pursuant to the terms of the APA, we are required to pay Icagen, Inc. an additional $375,000 over the next three quarters commencing September 1, 2015 and $500,000 on July 1, 2017. In addition, we assumed certain liabilities of Icagen, Inc. of approximately $35,000 and agreed to retain eighteen employees of Icagen, Inc at an estimated cost of $3,100,000 per annum, for at least two years. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings and the settlement of the LANS litigation will provide us with enough funds to continue our operations at our current level for at least an additional 12 months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations and limit our marketing expenditures. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

We depend significantly on our relationship with our third party collaborators.

We are currently a party to an MSSA with Pfizer to perform ion channel screening and other contract research for Pfizer Inc. Pfizer Inc has guaranteed revenue of $1,000,000 for each of the first two years of the agreement, which based on current revenue will represent a substantial portion of our revenue. Our collaboration with Pfizer or future collaborations we may enter into may not be scientifically or commercially successful.

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. A termination or expiration of our current collaboration with Pfizer or any potential future collaborations would adversely affect us financially and could harm our business reputation.

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

Our business has been solely dependent upon revenue derived from government agencies for services performed by us. We have derived only minimal revenue from the provision of our analyses services to biotech and pharmaceutical companies and there can be no assurance that the future revenue received from these customers will increase. Although our XRpro® instruments is commercially available, we have not yet leased our XRpro® instruments to third parties nor have any drug candidates that we discover while conducting our chemical analyses been approved by the FDA or commercialized from our technology. There can be no assurance that our XRpro® instruments will be accepted in the market or that our commercialization efforts will be successful. In addition, although our recent acquisition offers a full complement of services to a broader pharmaceutical sector, there can be no assurance that there will be market acceptance of these services.

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

Our Founder and Board Member beneficially owns a substantial portion of our outstanding Common Stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our company.

The concentration of ownership of our stock could discourage or prevent a potential takeover of our company that might otherwise result in an investor receiving a premium over the market price for his shares. Our Founder and Board Member beneficially owns 1,602,403 shares of our Common Stock, representing 24.3% of our outstanding shares of Common Stock. In addition, our directors as a group beneficially own 2,938,288 shares of our Common Stock, representing 40.7% of our outstanding shares of Common Stock. Accordingly, our Founder and Board Member alone and together with our directors would have significant influence over the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our securities, you may have no effective voice in the management of our Company. Such significant influence over control of our Company may adversely affect the price of our Common Stock. Our principal stockholder as well as our board of directors may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, as well as mergers or other business combinations which require the vote of a majority of our outstanding shares. Such significant influence may also make it difficult for our stockholders to receive a premium for their shares of our Common Stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock.

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

We expect to derive a significant portion of our future revenues from sales to customers in the pharmaceutical and biotechnology sector, which includes governments and private companies. We expect a substantial part of our future revenue to be derived from pharmaceutical companies, including Pfizer. As a result, we will be subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries, such as availability of capital and reduction and delays in research and development expenditures by companies in these industries, pricing pressures as third-party payers continue challenging the pricing of medical products and services, government regulation, and the uncertainty resulting from technological change.

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

We have identified a material weakness in our internal controls and can’t provide assurances that the weakness will be effectively remediated. As a public reporting company, we are in a continuing process of developing, establishing, and maintaining internal controls and procedures that allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting if and when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company. Our management is required to report on our internal controls over financial reporting under Section 404. If we fail to achieve and maintain the adequacy of our internal controls, we would not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Our Management has determined that the adequacy of our internal controls is not effective and is therefore unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, that must be performed may reveal other material weaknesses or that the material weaknesses described above have not been fully remediated. If we do not remediate any material weaknesses identified, or if other material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.

Future sales of our Common Stock by our existing shareholders could cause our stock price to decline.

We currently have 6,481,457 shares of our Common Stock outstanding. All of such shares are eligible for resale under Rule 144; however, 2,938,288 are held by affiliates and are subject to certain volume limitations. If our shareholders sell substantial amounts of our Common Stock in the public market at the same time, the market price of the Common Stock could decrease significantly due to an imbalance in the supply and demand of our Common Stock. Even if they do not actually sell the stock, the perception in the public market that our shareholders might sell significant shares of the Common Stock could also depress the market price of the Common Stock.

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

In terms of a court order handed down on March 16, 2015 in the Estate of Sigmund Eisenschenk matter, the Company issued 177,500 shares, pre-reverse split to the Estate.

On June 16, 2015, in terms of a Restricted Stock award, 19,000 Restricted shares were issued to the Chairman of our audit committee and one of our board directors as a once off compensation expense for his services as chairman of the audit committee. These shares vest as to 6,250 shares on June 30, 2015, 6,250 on September 30, 2015, 6,250 on December 31, 2015 and the 6,250 on March 31, 2016.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance
101.XSD	XBRL Schema
101.PRE	XBRL Presentation
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XRPRO SCIENCES, INC.

Date: August 14, 2015	By:	/s/ Richard Cunningham
Richard Cunningham
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Mark Korb
Chief Financial Officer
(Principal Financial Officer)

