Form 10-Q
period 2015-09-30
Icagen, Inc.
filed 2015-11-16
CIK 1518520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number:  000-54748

ICAGEN, INC.

 (Exact name of registrant as specified in its charter)

Delaware	20-0982060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4222 Emperor Blvd., Suite 350

Research Triangle Park, Durham, NC, 27703

 (Address of principal executive offices) (Zip Code)

(919) 433-3205

 (Registrant’s telephone number, including area code)

XRPRO SCIENCES, INC.

One Kendall Square, Suite B2002

Cambridge, Massachusetts, 02139

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

Number of shares of common stock outstanding as of November 16, 2015 was 6,481,457.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash	$5,474,913	$6,472,393
Accounts receivable, net	420,305	103,869
Prepaid expenses and other current assets	378,600	55,331

Total current assets	6,273,818	6,631,593

Non-current assets:
Intangible assets, net	9,604,508	491,207
Goodwill	543,392	-
Plant and equipment, net	1,794,537	481,651
Deposits	-	1,000
Investment in certificate of deposit	25,019	25,014

Total non-current assets	11,967,456	998,872

TOTAL ASSETS	$18,241,274	$7,630,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$989,360	$556,099
Other payables and accrued expenses	761,127	294,628
Legal settlement accrual	1,648,500	490,625
Loans payable	177,350	34,552
Deferred purchase consideration	250,000	-
Dividends payable	77	978,048

Total current liabilities	3,826,414	2,353,952

Non-current liabilities:
Deferred purchase consideration	10,500,000	-
Loans payable	-	142,502
Total non-current liabilities	10,500,000	142,502

TOTAL LIABILITIES	14,326,414	2,496,454

Convertible Redeemable Preferred Stock
Series A Cumulative Convertible Redeemable Preferred Stock, $0.001 par value, 400,000 shares designated, 105,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, liquidation preference is $5.70 per share.	133,350	133,350

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 6,600,000 shares undesignated and unissued.	-	-
Series B Cumulative Convertible Preferred Stock, $0.001 par value, 3,000,000 designated shares, 0 and 2,133,947 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively, liquidation preference is $2.50 per share.	-	2,134
Common stock, $0.001 par value, 50,000,000 authorized shares, 6,808,457 and 3,780,847 shares issued and 6,481,457 and 3,453,847 outstanding as of September 30, 2015 and December 31, 2014, respectively.*	6,481	3,453
Additional paid in capital	23,613,833	18,413,353
Treasury stock, at cost (327,000 shares of common stock as of September 30, 2015 and December 31, 2014).*	(237)	(237)
Accumulated deficit	(19,838,567)	(13,418,042)

Total stockholders’ equity	3,781,510	5,000,661

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,241,274	$7,630,465

*	After giving retrospective effect to a 2 for 1 reverse stock split which became effective on March 25, 2015 after filing a certificate of amendment to the certificate of incorporation.

See notes to the unaudited condensed consolidated financial statements

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014

Sales	$465,214	$71,508	$591,025	$408,390

Cost of sales	734,759	126,035	1,026,626	468,447

Gross loss	(269,545)	(54,527)	(435,601)	(60,057)

Operating expenses:
Selling, general and administrative expenses	1,625,579	1,577,822	4,036,924	3,606,305
Depreciation	89,392	28,820	154,441	83,599
Amortization	124,358	12,921	150,200	38,764
Total operating expenses	1,839,329	1,619,563	4,341,565	3,728,668

Operating loss	(2,108,874)	(1,674,090)	(4,777,166)	(3,788,725)

Other income (expense)
Other income (expense)	(1,465,025)	-	(1,550,025)	7,177,522
Interest income	1,599	22	5,015	84
Interest expense	(2,409)	(2,568)	(6,615)	(12,201)
Change in fair value of derivative liabilities	-	(131,922)	-	(816,924)

Total other income (expense)	(1,465,835)	(134,468)	(1,551,625)	6,348,481

Net (loss) income before tax	(3,574,709)	(1,808,558)	(6,328,791)	2,559,756

Income tax	(19,038)	-	(19,038)	-

Net loss (income)	(3,593,747)	(1,808,558)	(6,347,829)	2,559,756

Preferred stock dividends	-	(156,839)	(72,697)	(461,966)

Net (loss) income applicable to common stock	$(3,593,747)	$(1,965,397)	$(6,420,526)	$2,097,790

Net (loss) income per common stock: -
Basic	$(0.55)	$(0.97)	$(1.04)	$1.03
Diluted	$(0.55)	$(0.97)	$(1.04)	$0.80

Weighted average number of common stock outstanding: -
Basic*	6,481,457	2,019,885	6,202,772	2,038,635
Diluted*	6,481,457	2,019,885	6,202,772	3,192,904

*	After giving retrospective effect to a 2 for 1 reverse stock split which became effective on March 25, 2015 after filing a certificate of amendment to the certificate of incorporation.

See notes to the unaudited condensed consolidated financial statements

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2015	Nine months ended September 30, 2014

Cash flow from operating activities
Net (loss) income	$(6,347,829)	$2,559,756
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	154,441	83,599
Amortization	150,200	38,764
Loss (gain) on disposal/scrapping of plant and equipment	6,240	(462)
Stock based compensation charge	390,342	671,349
Non-cash inventory charge	32,811	-
Fair value of derivative financial liability	-	816,924
Gain on cancellation of shares in legal settlement	-	(177,522)
Legal settlement accrual	1,444,548	-
Severance cost accrual	105,477	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(316,436)	34,513
Increase in prepaid expenses and deposits	(323,270)	(44,832)
Increase (decrease) in accounts payable	433,258	(1,144,456)
Increase (decrease) in other payables and accrued expenses	360,975	(171,599)
Net cash (used in) provided by operating activities	(3,909,243)	2,666,034

Cash flow from investing activities
Acquisition of Icagen assets	(250,000)	-
Purchase of plant and equipment	(314,203)	(91,878)
Proceeds from sale of equipment	934	2,750
Deposit refunded	1,000	-
Investment in deposits	(5)	(1,000)
Net cash used in investing activities	(562,274)	(90,128)

Cash flow from financing activities
Repayment of term loan	-	(247,201)
Repayment of Los Alamos County loan	(25,717)	(24,465)
Proceeds from software acquisition loan	26,062	-
Proceeds from Common stock units issued	3,836,133	-
Share issue expenses	(314,541)	-
Proceeds from warrants exercised	400	-
Series A Preferred Stock dividends paid	(48,300)	-
Net cash provided by (used in) financing activities	3,474,037	(271,666)

Net (decrease) increase in cash	(997,480)	2,304,240
Cash at the beginning of the period	6,472,393	519,733
Cash at the end of the period	$5,474,913	$2,823,973

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$6,664	$12,211
Income taxes	$19,038	$-

Non-cash investing and financing activities:
Common stock issued in exchange for Series B Preferred stock	$2,134	$-
Common stock issued in lieu of series B Preferred stock dividends	$978,417	$-
Common shares issued to partially settle liability	$310,625	$-
Acquisition of assets as part of Asset Purchase and Collaboration Agreement	$10,750,000	$-
Accrued Series A Preferred stock dividends	$23,952	$36,125
Accrued Series B Preferred stock dividends	$48,745	$425,841

See notes to the unaudited condensed consolidated financial statements

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

Icagen, Inc. (formerly known as XRpro Sciences, Inc. and Caldera Pharmaceuticals, Inc.) (“the Company”, “we”, “us”, “our”) is a Delaware corporation. The principal office is located in Research Triangle Park, Durham, North Carolina. The Company was incorporated in November 2003.

Effective August 28, 2015, the Company changed its name from XRpro Sciences, Inc. to Icagen, Inc., after Board approval and the majority of our shareholders eligible to vote signed a written consent in favor of the amendment to the Certificate of Incorporation.

On July 1, 2015, the Company consummated its purchase of certain assets of Icagen Inc., a wholly owned subsidiary of Pfizer Inc. (“Pfizer”) under the terms of an asset purchase and collaboration agreement that the Company entered into on June 26, 2015, pursuant to which the Company acquired certain assets of Icagen (including certain cell lines, office equipment, servers, biology instruments, benchtops and the Icagen name), assumed certain liabilities of Icagen and agreed to continue the employment of several employees of Icagen for at least two years. The Company agreed to pay: (i) an upfront cash purchase price of $500,000, of which $125,000 was paid at closing date, a further $125,000 was paid on September 1, 2015 and $250,000 is to be paid in two equal installments of $125,000, on December 1, 2015 and March 1, 2016; (ii) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the MSSA (as defined below) has generated at least $4,000,000 in revenue; and (iii) beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000.

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

Icagen has an extensive platform of assay tools and technologies for the interrogation of ion channel and transporter function and pharmacological modulation including our proprietary label free XRpro® technology. With our extensive experience in ion channels, screening, and drug development, the Company has built an extensive portfolio of over 1000 cell lines, including cell lines stably expressing recombinant human ion channels and transporters, species orthologs and distinct disease-related or drug binding site mutants. These tools form the basis for compound screening, selectivity assays, detailed assessment of activity, and mechanism of action studies.

Icagen also offers a full complement of assay technologies including high throughput fluorescence, manual and automated electrophysiology, and radiotracer flux assays. Combined with our cell line and assay development expertise, these technologies enable the Company to rapidly provide quality screening for a broad set of ion channels and transporters.

Icagen is the only provider that offers XRpro, a label-free technology that leverages the unique capabilities of X-ray fluorescence for high-throughput ion flux assays. XRpro technology directly measures elements across the periodic table, from monovalent and divalent ions including potassium and calcium to halogens and transition metals including zinc. Combined with the penetrating ability of X-rays to deal with complex solutions including 100% serum, the system enables analysis of electrogenic and nonelectrogenic systems that challenge other technologies.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES

General

The following (a) consolidated balance sheets as of September 30, 2015 (unaudited) and December 31, 2014, which have been derived from audited consolidated financial statements, and (b) the unaudited interim statements of operations and cash flows of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

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

Icagen, Inc. - Parent Company

XRpro Corp. - Wholly owned subsidiary

Caldera Discovery, Inc. - Wholly owned subsidiary (formed on March 27, 2015)

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

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

Reporting by segment

No segmental information is presented as the Company is changing its focus from Government contract revenue to revenues derived from commercial customers.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

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

a)    Cell lines

Cell lines acquired by the Company are reported at acquisition value less any impairment. The useful life of cell lines is estimated to be indefinite.

b)    Biology platform

The biology platform acquired by the Company is reported at acquisition value less accumulated amortization and any impairment. The estimated useful life of the biology platforms acquired is estimated to be ten years.

c)    Trademarks and trade names

The Trademarks and trade names acquired by the Company is reported at acquisition value less any impairments. The estimated useful life of trademarks and trade names is estimated to be indefinite.

d)    Patents and License Agreements

Patents and License agreements acquired by the Company are reported at acquisition value less accumulated amortization and impairments. The estimated useful life of patents and license agreement is estimated to be twenty years, the general useful life of patents.

e)    Amortization

Amortization is reported in the income statement on a straight-line basis over the estimated useful life of the intangible assets, unless the useful life is indefinite. Amortizable intangible assets are amortized from the date that they are available for use.

Goodwill

The value of goodwill acquired by the Company is reported at acquisition value less any impairment. The useful life of goodwill is estimated to be indefinite.

Plant and equipment

Plant and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Leasehold improvements	Lease term
Laboratory equipment	7 Years
Furniture and fixtures	10 Years
Computer equipment	3 Years
Computer software	1 to 3 years

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

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Concentration of major customers

The Company derives its revenues from commercial pharmaceutical and biotechnology companies as well as from Government research contracts and Government grants.

The commercial revenues are currently from one major pharmaceutical company.

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

Total revenues by customer type are as follows:

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014

Commercial customers	$406,250	$-	$406,250	$-

National Institutes of Health	58,964	71,508	184,775	408,390

	$465,214	$71,508	$591,025	$408,390

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

The balance of the receivables provision as at September 30, 2015 and December 31, 2014 was $19,084. The amount charged to bad debt provision for the nine months ended September 30, 2015 and 2014 was $0 and $0, respectively.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with two financial institutions in the USA.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Revenue recognition

Revenue sources consist of commercial contracts, government grants and government contracts.

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the three months ended September 30, 2015 and 2014 was $72,912 and $78,910, and for the nine months ended September 30, 2015 was $250,855 and $236,475, respectively.

Patent Costs

Legal costs in connection with approved patents and patent applications are expensed as incurred and classified as selling, general and administrative expense in our condensed consolidated statements of operations.

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the condensed consolidated statements of operations for the three months and the nine months ended September 30, 2015 and 2014 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

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

The Company had no derivative liabilities as of September 30, 2015.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

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

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

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

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In September 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not yet been made available for issuance. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	LIQUIDITY

The Company recently concluded a private placement offering with gross proceeds of $8,855,000 (See note 14 below). The capital raise and revenues expected from commercial customers should provide the Company with sufficient capital resources to meet its projected cash flow requirements in conducting its operations for at least the next twelve month period commencing on September 30, 2015. However there can be no assurance that our revenue expectations will be realized or that additional and unforeseen non-recurring expenses will not arise during the next twelve month period or that the Company will be successful in completing its business development plan.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2015	December 31, 2014
	(unaudited)
Prepaid insurance	$33,062	$18,093
Prepaid rent	2,500	20,936
Prepaid equipment maintenance	21,604	14,754
Prepaid investor relations	6,250	-
Surety bond	310,000	-
Other	5,184	1,548
	$378,600	$55,331

A surety bond of $310,000 was posted as security for the sanctions levied against the Company in the Litigation with the Estate of Sigmund Eisenschenk, the bond was necessary and we have appealed these sanctions (refer note 21 below).

5.	ACQUISITION OF ASSETS OF ICAGEN INC.

On July 1, 2015, the Company consummated its purchase of certain assets of Icagen Inc., a wholly owned subsidiary of Pfizer Inc. (“Pfizer”) under the terms of an asset purchase and collaboration agreement that the Company entered into on June 26, 2015, pursuant to which the Company acquired certain assets of Icagen (including certain cell lines, office equipment, servers, biology instruments, benchtops and the Icagen name), assumed certain liabilities of Icagen and agreed to continue the employment of several employees of Icagen for at least two years. The Company agreed to pay: (i) an upfront cash purchase price of $500,000, of which $125,000 was paid at closing date, a further $125,000 was paid in September 1, 2015 and $250,000 is to be paid in two equal installments of $125,000, on December 1, 2015 and March 1, 2016; (ii) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the MSSA has generated at least $4,000,000 in revenue; and (iii) beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000.

The fair value allocation for the fixed assets, including laboratory equipment and computer equipment, cell lines, biology platform, trademarks and tradename and goodwill resulting from the acquisition of the Icagen assets from Pfizer, Inc. was based on management’s estimates as of the date of the acquisition. The Company intends to retain the services of an independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on July 1, 2015.

The purchase price allocated to the acquisition of the assets of Icagen Inc. is made up as follows:

Amount
Cash payments made on July 1, 2015 and September 1, 2015	$250,000
Cash payments to be made on December 1, 2015 and March 1, 2016	250,000
Cash payment due on July 1, 2017	500,000
Deferred earn out payments	10,000,000
Total	$11,000,000

The initial allocation of the purchase price to the assets acquired is as follows:

Amount
Laboratory equipment	$1,145,002
Computer equipment	15,295
Cell lines	3,806,000
Biology Platform	4,457,500
Trade name	1,000,000
Goodwill	543,392
Laboratory consumables purchased	32,811
Total	$11,000,000

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	INTANGIBLE ASSETS

a.	Cell lines and biology platform

In terms of the purchase agreement entered into between the Company and Pfizer, Icagen has established a core set of technologies for the discovery of drugs that act upon ion channel targets. All of the assets acquired were developed internally by Icagen and are based upon its ion channel platform and include the following acquired components:

●	Extensive cell line and plasmid repositories
●	Technologies including High Throughput screening (HTS), electrophysiology, informatics, in vitro and in vivo ADME, animal efficacy and safety models.

The initial value placed on these individual components is $3,806,000 for Cell lines, no initial value has been ascribed to plasmid repositories due to the commodity nature of these plasmids and $4,457,500 for the biology platform.

The useful life ascribed to the cell lines is indefinite due to the proprietary nature of these internally generated cell lines and the useful life of the acquired biology platform is expected to be ten years based on our internal experience on the usefulness of internally generated procedures and protocols used in ion channel drug discovery procedures. The cell lines and biology platform will be considered for impairment on a regular basis.

b.	Trade name and trademarks

In terms of the purchase agreement entered into between the Company and Pfizer, the name and all rights to the name of Icagen were assigned to us. The use of this name, which was the original name of the publicly traded company acquired by Pfizer in 2011, has significant value and is a well-known industry name. The initial value placed on the trade name and trademarks acquired is $1,000,000. The useful life of the trade name and trademarks is indefinite and will be tested for impairment on a regular basis.

c.	Patents and Licenses

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

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	INTANGIBLE ASSETS (continued)

c.	Patents and Licenses (continued)

On January 29, 2015, the Company sent a notice to LANS informing them that upon the assignment of all the patents underlying the License Agreement on October 15, 2014, that the license agreement was terminated ab Initio and that the 90 day notice period was waived, alternatively the letter served as our 90 day notice period. No provision for license fee payments have been made for the three months and nine months ended September 30, 2015.

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

Intangible assets consist of the following:

	September 30, 2015			December 31, 2014
	Cost	Amortization and impairment	Net book value	Net book value
			(unaudited)

Cell lines	$3,806,000	$-	$3,806,000	$-
Biology platform	4,457,500	(111,437)	4,346,063	-
Trade name and trademarks	1,000,000	-	1,000,000	-
Patents and Licenses, at cost	972,000	(519,555)	$452,445	491,207
	$10,235,500	$(630,992)	$9,604,508	$491,207

The aggregate amortization expense charged to operations was $124,358 and $12,921 for the three months ended September 30, 2015 and 2014, and $150,200 and $38,764 for the nine months ended September 30, 2015 and 2014, respectively.  The amortization policies followed by the Company are described in Note 2.

Amortization expense for future periods is summarized as follows:

Amount
Remainder of 2015	$124,358
2016	497,434
2017	497,434
2018	497,434
2019 and thereafter	3,181,848
Total	$4,798,508

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	GOODWILL

The value of goodwill acquired by the Company is reported at acquisition value less any impairment. The useful life of goodwill is estimated to be indefinite.

8.	PLANT AND EQUIPMENT

Included in plant and equipment is laboratory equipment and computer equipment initially valued at $1,145,002 and $15,295, respectively, acquired in terms of the acquisition agreement entered into with Pfizer on July 1, 2015. The useful lives of this equipment are estimated at seven years and three years respectively.

The Company has acquired computer software of approximately $242,078 directly related to the acquisition of Icagen and necessary to continue operating our biology platforms. The estimated useful life of this software is between 1 and 3 years.

Plant and equipment consists of the following:

	September 30, 2015			December 31, 2014
	Cost	Amortization and impairment	Net book value	Net book value
			(unaudited)
Leasehold improvements	$9,657	$(6,393)	$3,264	$-
Furniture and fittings	18,433	(8,160)	10,273	18,442
Laboratory equipment	2,165,961	(647,705)	1,518,256	446,729
Computer Software	242,078	(15,106)	226,972	-
Computer equipment	60,525	(24,753)	$35,772	16,480
	$2,496,654	$(702,117)	$1,794,537	$481,651

The aggregate depreciation charge to operations was $89,392 and $28,820 for the three months ended September 30, 2015 and 2014, respectively and $154,441 and $83,599 for the nine months ended September 30, 2015, respectively. The depreciation policies followed by the Company are described in Note 2.

9.	OTHER PAYABLES AND ACCRUED EXPENSES

	September 30, 2015	December 31, 2014
	(unaudited)
Credit card liabilities	$22,346	$10,393
Vacation and Sick Pay accrual	61,587	125,394
Deal related expenditure accruals	275,815	-
Payroll liabilities	171,181	66,731
Severance cost accrual	150,931	-
Other	79,267	92,110
	$761,127	$294,628

Deal related expenditure accruals consist of accruals for expenditure incurred on our behalf by Pfizer, Inc. in terms of a transitional Services agreement entered into with Pfizer and includes payroll expenses for July 2015, rental expenses and facilities maintenance costs and other ancillary charges as well as anticipated deal related consulting costs.

The Company decided to consolidate its operations into one location in Durham, North Carolina. The laboratories maintained in Los Alamos, New Mexico and Cambridge Massachusetts will both close at the end of their lease terms. The Lease agreement in Los Alamos is a month to month lease and notice of termination was given on October 30, 2015. The lease in Cambridge expires on December 31, 2015 with no renewal option.

In terms of this consolidation, five members of staff have been offered severance packages, included in the severance accrual of $150,931 is the expected severance costs to be incurred from termination date, vacation accrual due to the affected employees and any other benefits that have been provided in terms of the individual agreements either entered into or proposed. The severance cost accrual includes a vacation accrual of $45,454 which was previously expensed under payroll costs, resulting in a net expense of $105,477.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	LEGAL SETTLEMENT LIABILITIES

The legal settlement liability is disclosed as follows:

	September 30, 2015	December 31, 2014
	(unaudited)
Legal Settlement accrual – Bellows matter	$1,466,250	$-
Legal settlement – other	10,000
Judgement liability	172,250	490,625
	$1,648,500	$490,625

In terms of a settlement agreement reached with Bellows on September 28, 2015, the Company agreed to settle all legal matters with Bellows for a cash settlement of $1,650,000, with Bellows surrendering the 105,000 Series A preferred shares currently held by him and relinquishing his rights to any further dividend payments on those shares. The settlement is to be paid in installments, $600,000 was paid on October 28, 2015, $400,000 is due on December 31, 2015 and the balance is due in six equal installments of $108,333 each month end, commencing on January 31, 2016 see note 21 below)

The Company has agreed in principle to pay a settlement to Lyon and Lane in exchange for them relinquishing their claim of indemnity for the sanctions levied against the Company, Lyon and Lane and Crane.

The judgement liability represents the outstanding court sanction against the Company in the “Litigation with the estate of Sigmund Eisenschenk”, on March 16, 2015 as disclosed in note 21 below, less the $92,750 sanction which has already been paid by Lyon and Lane. In terms of the settlement proposal with Lyon and Lane, we will no longer be liable for this indemnity.

The net legal settlement expense is disclosed as follows:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
	(unaudited)
Legal Settlement accrual – Bellows matter	$1,650,000	$-
Estimated value of Series A preferred shares to be returned	(183,750)	-
Series A preferred dividends no longer payable	(23,952)	-
Estimated Lyon and Lane settlement amount	10,000	-
Additional judgment settlement liability required	85,000	-
Reduction in judgement liability on Lyon and Lane settlement	(92,750)	-
	$1,444,548	$-

11.	LOANS PAYABLE

Loans payable consist of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Short term portion
Los Alamos County project participation loan	$151,288	$34,552
Asset funding agreement	26,062	-
	177,350	34,552
Long term portion
Los Alamos County project participation loan	-	142,502
Total	$177,350	$177,054

The amortization of the principal outstanding on the loans payable is as follows:

Amount

Within 1 year	$177,350

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	LOANS PAYABLE (continued)

Los Alamos County project participation loan

The Company entered into a Project Participation Agreement (as Amended) and a Loan Agreement with the Incorporated County of Los Alamos as of September 21, 2006. The Agreement provided for funding up to a maximum of $2,200,000 for the construction of a building and purchase of equipment. The maximum amount of equipment to be funded out of the total available loan of $2,200,000 was $625,000. The term of the loan is 13 years. The loan agreement provided for no repayments for 36 months with 120 equal monthly repayments commencing on September 21, 2009. The interest rate on the loan is 5% per annum. The assets funded in terms of the Project Participation Agreement and the Loan Agreement is to be used as security for the balance of the loan outstanding. The Company made use of the loan to purchase assets amounting to $302,009 during the 2007 financial year. Repayments of the loan commenced on September 21, 2009 at an interest rate of 5% per annum with equal monthly repayments of $3,547, inclusive of interest. The Company owed $151,288 and $177,054 as of September 30, 2015 and December 31, 2014, respectively. Due to the closure of the Los Alamos site, the County of Los Alamos has informed the Company that the full balance of the loan is now due and payable.

The Company entered into a short term asset funding agreement for $26,062 to acquire certain software related to the Icagen acquisition. The term of the loan is for twelve months with 12 equal installments of $2,313. The interest rate on the loan is 11.8% per annum. The Company owed $26,062 as of September 30, 2015.

12.	DEFERRED PURCHASE CONSIDERATION

In terms of the Icagen asset purchase agreement entered into on July 1, 2015, the Company has the following deferred purchase price obligations:

●	$125,000 is due on December 1, 2015;
●	an additional$125,000 is due on March 1, 2016;
●	an additional $500,000 is due on July 1, 2017, provided that Pfizer has generated at least $4,000,000 in revenue, there are no indications that the targets will not be met;
●	commencing January 1, 2017, the Company is obligated to pay additional purchase price consideration calculated as 10% (ten percent) of gross revenues to Pfizer, Inc. This obligation is capped at a maximum of $10,000,000. These earn out payments are payable quarterly, 60 days after the completion of each calendar quarter. There are no indications that we will not meet the maximum earn out payment.

Deferred purchase consideration is disclosed as follows:

	September 30, 2015	December 31, 2014
	(unaudited)
Short term portion
Deferred purchase consideration	$250,000	$-
Long term portion
Deferred purchase consideration	10,500,000	-
Total	$10,750,000	$-

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	PREFERRED STOCK

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

Series A 8% Convertible, Redeemable Preferred Stock (“Series A Stock”)

Series A Stock consists of 400,000 designated shares of $0.001 par value each, 105,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014.

On September 28, 2015, the Company entered into a settlement agreement whereby Bellows surrendered his Series A shares to the Company. These shares are held in trust with our legal counsel until such time as the final installment, as disclosed under note 10 above has been paid.

Conversion

The Series A Stock converts to common stock of the Company at a price of $11.40 per share of Common Stock subject to adjustment for stock splits, stock dividends and any further recapitalizations. The Series A Stock is subject to voluntary conversion at the option of the stockholder at any time and mandatory conversion at the option of the Company provided the Company’s common stock is trading on a recognized stock exchange or Over the Counter Bulletin Board and the volume weighted average price of the Company’s common stock is at least $20 per share, subject to stock splits, stock dividends and recapitalizations.

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

An accrual for Series A Stock dividends of $Nil and $12,175 was made for the three months ended September 30, 2015 and 2014 and $23,952 and $36,125 for the nine months ended September 30, 2015, respectively. The accrual of $23,952 made during the current year has been forfeited in terms of the settlement agreement reach with Bellows on September 28, 2015, and is included in the net settlement expense disclosed in note 10 above.

During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company paid $48,300 and $29,774 of accrued Series A stock dividends.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	PREFERRED STOCK (continued)

Series B Convertible Preferred Stock (“Series B Stock”)

Series B Stock consists of 3,000,000 designated shares of $0.001 par value each and 0 and 2,133,947 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

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

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	PREFERRED STOCK (continued)

Series B Convertible Preferred Stock (“Series B Stock”) (continued)

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

An accrual for Series B Stock dividends of $0 and $144,665 was made for the three months ended September 30, 2015 and 2014 and $48,745 and $425,841 was made for the nine months ended September 30, 2015 and 2014, respectively.

14.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares with a par value of $0.001 each, 6,808,457 and 3,780,847 shares issued and 6,481,457 and 3,453,847 shares outstanding as of September 30, 2015 and December 31, 2014, respectively.

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

The Company retained Taglich Brothers, Inc., as the exclusive placement agent for the Private Placement. In connection therewith, the Company agreed to pay the placement agent an eight percent (8%) commission from the gross proceeds of the Offering ($708,400) and reimbursed approximately $35,000 in respect of out of pocket expenses, FINRA filing fees and related legal fees incurred by the placement agent in connection with the Private Placement. The Company paid $753,551 as share issue expenses related to the common stock issuances.

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

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	COMMON STOCK (continued)

On June 16, 2015, in terms of a restricted stock award, 19,000 restricted shares were issued to the Chairman of our audit committee who is also a board director, as a once off compensation expense for his services as chairman of the audit committee. As of September 30, 2015, 9,500 of these shares are vested with a further 4,750 vesting on December 31, 2015 and 4,750 on March 31, 2016.

The restricted stock outstanding and exercisable at September 30, 2015 is as follows:

	Restricted Stock Outstanding		Restricted Stock Exercisable
Grant date Price	Number Outstanding	Weighted Average Grant Date Price	Number Vested	Weighted Average Grant Date Price
$3.50	19,000	$3.50	9,500	$3.50

The Company has recorded an expense of $19,950 and $0 for the three months ended September 30, 2015 and $26,600 and $0 for the nine months ended September 30, 2015 and 2014, relating to the restricted stock award and a further $39,900 will be expensed over the remaining vesting period of the stock which takes place over the next six months.

15.	WARRANTS

On January 7, 2015, the Company consummated the second closing in the Private Placement and sold an additional 548,019 Units, each unit including a five year warrant (“Offering Warrant”) to acquire one share of the Company’s Common Stock at an exercise price of $1.75 per share, prior to the reverse stock split, after the reverse stock split the number of warrants outstanding to acquire one share of the Company’s Common stock was reduced to 274,019 warrants exercisable at a price of $3.50 per share. These Offering Warrants contain cashless exercise provisions. In addition, the Company also issued the placement agent a five-year warrant exercisable for an aggregate amount of 253,000 shares of Common Stock at an exercise price of $3.50 per share and an advisory warrant exercisable for an additional 100,000 shares of Common Stock at an exercise price of $3.50 per share (the “Placement Agent Warrants”). The Company also filed a registration statement with the SEC for the resale by the purchasers of all of the Shares and the Common Stock underlying the Offering Warrants and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto. The registration statement was declared effective on May 14, 2015. In addition, the Company registered the shares of Common Stock underlying the Placement Agent Warrants.

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

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	WARRANTS (continued)

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

Nine months ended September 30, 2015

Calculated stock price	$3.50
Risk-free interest rate	2.12%
Expected life of options	5 Years
Expected volatility of the underlying stock	119.3%
Expected dividend rate	0%

On March 4, 2015, the holders of the 20,000 Placement Agent advisory warrants exercisable at $0.02 per share exercised their warrants for cash proceeds of $400.

The following table summarizes warrants outstanding and exercisable as of September 30, 2015:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$3.50	1,653,865	4.39		1,653,865
$4.00	7,500	1.09		7,500
$4.20	150,000	2.36		150,000
$3.85	143,401	4.75		143,401
$11.40	192,204	0.69		192,204

	2,146,970	3.93	$4.28	2,146,970	$4.28

16.	STOCK BASED COMPENSATION

In October 2005, the Company's Board of Directors adopted the Caldera Pharmaceuticals, Inc. 2005 Stock Option Plan (the "Plan"), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has set aside 1,500,000 shares of common stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of up to two years, and expire 1 year to 10 years from the grant date. At September 30, 2015, 567,772 shares were available for future grant under the Incentive Plan.

On March 12, 2015, the Board of Directors authorized the re-pricing of 56,770 Stock options, post reverse stock split, issued to certain scientific employees to recognize their contribution to the commercialization efforts of the Company. These Stock options were originally exercisable at a price of $11.40 per share which exercise price has been reduced to $4.00 per share. These Stock options are fully vested and resulted in a stock option based compensation charge of $32,375 for the nine months ended September 30, 2015.

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

Stock option based compensation expense totaled $76,967 and $424,085 for the three months ended September 30, 2015 and 2014 and $390,342 and $671,349 for the nine months ended September 30, 2015 and 2014, respectively. The Company expenses the value of stock options on a straight line basis over the life of the options. The fair value of the options granted is determined using the Black-Scholes option-pricing model.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	STOCK BASED COMPENSATION (continued)

The following weighted average assumptions were used for the nine months ended September 30, 2015:

Nine months ended September 30, 2015

Calculated stock price	$3.50 – 4.00
Risk-free interest rate	1.68% to 2.10%
Expected life of options	1-10 Years
Expected volatility of the underlying stock	119.3%
Expected dividend rate	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option-pricing model. For all options granted since October 1, 2005 the Company has generally used option terms of between 1 to 10 years. The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as the Company.  The risk-free interest rate used in the Black-Scholes option-pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the options granted. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of September 30, 2015, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants.

No options were exercised for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

We canceled options exercisable for 48,724 and 255,262 shares of common stock for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively, held by employees whose service to our company terminated during those respective periods. The shares underlying such options were returned to and are available for re-issuance under the 2005 Plan pursuant to the terms described above.

A summary of all of our option activity during the period January 1, 2014 to September 30, 2015 is as follows:

	Shares	Exercise Price per Share	Weighted Average Exercise Price

Outstanding January 1, 2014	825,214	$0.40-11.42	$4.62
Granted	156,000	5.00	5.00
Forfeited/Cancelled	(255,262)	5.00-11.42	5.26
Exercised	-	-	-
Outstanding December 31, 2014	725,952	$0.40-11.42	$3.82
Granted	255,000	3.50	3.50
Forfeited/Cancelled	(48,724)	$5.00-11.42	6.34
Exercised	-	-	-
Outstanding September 30, 2015	932,228	$0.40-11.42	$3.69

Stock options outstanding as of September 30, 2015 and December 31, 2014, as disclosed in the above table, have an intrinsic value of $345,750.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	STOCK BASED COMPENSATION (continued)

The following tables summarize information about stock options outstanding as of September 30, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.40	15,000	6.59		15,000
$2.20	110,000	5.42		110,000
$3.00	312,500	7.46		312,500
$3.50	255,000	9.28		-
$4.00	64,270	2,76		64,270
$5.00	139,958	4.81		101,468
$11.42	35,500	3.18		35,500

	932,228	6.82	$3.69	638,738	$3.69

The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2015 and the year ended December 31, 2014 was $844,577 ($3.31 per option) and $302,080 ($1.94 per option), respectively. As of September 30, 2015 there were unvested options to purchase 293,490 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $755,599, which is expected to be recognized over a period of 40 months.

17.	OTHER INCOME (EXPENSE)

Other income (expense) consist of the following

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
			(unaudited)

Legal settlement expense	$(1,359,948)	$-	$(1,444,548)	$-
Severance costs	(105,477)	-	(105,477)	-
Proceeds on legal settlement	-	-	-	7,000,000
Cancellation of shares on legal settlement	-	-	-	177,522
	$(1,465,525)	$-	$(1,550,025)	$7,177,522

The Company settled the Bellows matter effective September 28, 2015. Refer note 10 above and note 21 below.

The Company has decided to consolidate its operations by closing the laboratory operations in Los Alamos and Cambridge and as a consequence thereof, certain employees were offered severance packages. Refer note 9 above.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	NET INCOME (LOSS) PER COMMON SHARE

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

For the three and the nine months ended September 30, 2015 and for the three months ended September 30, 2014, the following options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	Three and nine months ended September 30, 2015 (Shares)	Three months ended September 30, 2014 (Shares)

Options to purchase shares of common stock	932,228	970,902
Warrants	2,146,970	1,148,936
Series A convertible, redeemable preferred stock	52,500	52,500
Series B convertible preferred stock	-	1,066,974
	3,131,698	3,239,312

For the nine months ended September 30, 2014 the computation of basic and diluted earnings per share is as follows:

	For the nine months ended September 30, 2014
	Income	Shares	Per share amount

Net income	$2,559,756
Preferred stock dividends	(461,966)

Basic Earnings per share
Income available to common stockholders	2,097,790	2,038,635	$1.03

Effect of dilutive securities
Warrants	-	19,823
Options	-	14,973
Series A Preferred stock	36,125	52,500
Series B Preferred stock	425,841	1,066,973

Diluted Earnings per share
Income available to common stockholders and assumed conversions	$2,559,756	3,192,904	$0.80

For the nine months ended September 30, 2014 options to purchase 515,021 shares of common stock and warrants to purchase 1,128,935 shares of common stock were excluded from the computation of diluted earnings per share as the option and warrant exercise prices was greater than the average market price of the common shares. These options and warrants were still outstanding as of September 30, 2014.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	RELATED PARTY TRANSACTIONS

Dr. Benjamin Warner, the Founder and Board Member owns directly and indirectly 23.1% and 46.2% of the issued and outstanding shares of common stock of the Company on a fully diluted basis as of September 30, 2015 and December 31, 2014, respectively.

In terms of an employment agreement entered into with Richard Cunningham, our Chief Executive Officer, stock options to purchase 250,000 shares of the Company’s common stock was awarded to Mr. Cunningham on January 7, 2015, which options vest as follows: (i) Fifty Thousand (50,000) shares shall vest on November 24, 2015; (ii) One Hundred and Fifty Thousand (150,000) shares shall vest monthly on a pro rata basis commencing on December 31, 2015 for a period of thirty six months; and (iii) Fifty Thousand (50,000) shares shall vest on the November 24, 2018. The exercise price for the options is $3.50 per share. Upon a change of control, as defined in the Company’s existing stock option plan, all unvested options issued to Mr. Cunningham shall become fully vested immediately upon the change of control.

20.	OPERATING LEASES

The Company entered into a laboratory and office lease agreement for 2,813 square feet in Cambridge, Massachusetts effective June 1, 2013. The term of the lease was for a twelve month period which terminated on May 31, 2014. The lease agreement was renewed for a further eighteen month period, expiring on December 31, 2015 for a monthly rental of approximately $17,500, including estimated operating costs and property taxes. The rental charge for the nine months ended September 30, 2015 amounted to $152,139. Due to the consolidation of the Company’s operations the Company will no longer have a presence in Cambridge, Massachusetts.

The Company’s office lease in New Mexico terminated in October 2013 and has not been renewed. This lease is ongoing as a month to month lease for $5,075 per month. Rental expense for the nine months ended September 30, 2015 was $45,678. Due to the consolidation of the Company’s operations, this lease was terminated with effect from November 30, 2015.

The Company pays for an apartment leased by one of our officers in Cambridge, Massachusetts. The original lease expired on June 30, 2015. This lease was renewed for the period July 1, 2015 to June 30, 2016 for a monthly rental of $2,500. Rental expense for the nine months ended September 30, 2015 amounted to $22,500.

The Company paid for an apartment leased for certain of our officers in Cambridge Massachusetts. The lease was entered into on October 10, 2014 and terminated on July 6, 2015. The monthly rental amounted to approximately $3,351. Rental expense for the nine months ended September 30, 2015 amounted to $20,676. This lease was not renewed upon termination.

The Company entered into an asset purchase agreement with Icagen, Inc., a subsidiary of Pfizer, Inc., whereby certain assets were acquired from Icagen, Inc., the agreement included the sub-letting of premises located at Research Triangle Park, Durham, North Carolina. The annual facility fee is expected to amount to $166,000 for 2015 with annual calendar year escalations of 3.5%. The lease terminates on April 30, 2019. The rental expense for the nine months ended September 30, 2015 amounted to $41,355.

Future annual minimum payments required under operating lease obligations as of September 30, 2015, are as follows:

Amount

Remainder of 2015	$101,500
2016	186,810
2017	177,823
2018	184,047
2019	63,496
Total	$713,676

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	LITIGATION

Set forth below is a factual description of the status of Company's legal proceedings. It should not be misconstrued as the Company's acquiescence in any claimant's position with respect to such litigation. The Company continues to believe that the claims made against it do not have any merit whatsoever and intends to vigorously defend itself.

There have been no material litigation developments since the filing of our Annual Report on 10-K for the year ended December 31, 2014 and our Form 10-Q’s for periods ended March 31, 2015 and June 30, 2015 other than as follows:

Bellows’ Dividend and Redemption Litigation

On September 28, 2015, the parties voluntarily participated in mediation and effective as of September 28, 2015, the Company entered into a Mutual Release and Settlement Agreement (the “Agreement”) with Joel J. Bellows (“Bellows”) and his law firm Bellows & Bellows PC to settle the dividend and redemption litigation. In connection therewith Bellows agreed to transfer to the Company 105,000 shares of Icagen Series A Preferred Stock owned by him, assign to the company his claims against Sigmund Eisenschenk and the Estate of Sigmund Eisenschenk, currently pending in Circuit Court of Cook County Illinois, and assign the accrued dividends due to him on his Series A Preferred stock. In return the Company agreed to pay Bellows, in the aggregate, $1,650,000 (of which $600,000 is payable within thirty (30) days, $400,000 is payable on or before December 31, 2015 and the remaining $650,000 is payable over a six month period commencing January 31, 2016). The Agreement included mutual releases of claims each party had against the other in addition to the release by Bellows of claims he had pursued against several other individuals, including various officers and directors of Icagen. The parties also agreed to dismiss all other ongoing litigation between them with prejudice, on October 29, 2015, the dividend and redemption litigation was dismissed pursuant to the settlement agreement.

Litigation with estate of Sigmund Eisenschenk

On August 24, 2015, QTM filed an amended petition for citation to recover alleging breach of fiduciary duty (against Aaron Crane), breach of fiduciary duty, conspiracy, fraud and conversion (against the Company) and legal malpractice and aiding and abetting (against Gregg Rzepczynski). On September 30, 2015, American Milling and Supervised Administrator Peter Schmiedel were granted leave to join and adopt QTM’s amended petition for citation to recover solely as to Counts III (breach of fiduciary duty), V (fraud) and VI (conversion).

On October 13, 2015, the Company filed a motion to dismiss Counts IV (conspiracy), V (fraud) and VI (conversion) of the amended petition for citation to recover. On October 13, 2015, the Company filed an answer to Count III (breach of fiduciary duty) of the amended petition for citation to recover. On October 13, 2015, the Company also filed a counterclaim against the Estate seeking a setoff for certain claims acquired by the Company against Eisenshenk in the Bellows’ settlement. A briefing schedule was set on the Company’s motion to dismiss. No hearing date is yet scheduled.

New Mexico Litigation Against the Estate of Eisenschenk

On August 19, 2015, the Company filed a Notice of Appeal from the District Court’s Findings of Fact, Conclusions of Law and Final Judgment entered on July 21, 2015.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22.	COMMITMENTS AND CONTINGENCIES

In terms of the asset purchase agreement entered into on July 1, 2015, with Icagen, Inc., a wholly owned subsidiary of Pfizer, Inc. the Company is required to make additional purchase price payments of $750,000 as follows:

Amount

December 1, 2015	$125,000
March 1, 2016	125,000
July 1, 2017	500,000
Total	$750,000

The Company is also obligated to make earn out payments of 10% of total Gross revenues, up to a maximum of $10,000,000, commencing on revenues generated from January 1, 2017, which payments are to be made 60 days after each quarter end.

23.	SUBSEQUENT EVENTS

In terms of our consolidation plan approved at the board meeting held on September 16, 2015, the Company offered severance packages to 5 employees located at our Los Alamos and Cambridge sites. These severance packages were accepted by all employees and an accrual for these severance costs was provided for, as disclosed in note 9 above.

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

Recent Developments

On July 1, 2015, the Company consummated the acquisition contemplated by the Asset Purchase and Collaboration Agreement (“APA”) that it entered into with Icagen Inc., a wholly owned subsidiary of Pfizer Inc. (“Pfizer”). In terms of the agreement the Company acquired certain assets of Icagen (including certain cell lines, office equipment, servers, biology instruments, benchtops and the Icagen name), assumed certain liabilities of Icagen and agreed to continue the employment of several employees of Icagen for at least two years. The Company agreed to pay: (i) an upfront cash purchase price of $500,000, of which $125,000 was paid at closing date, July 1, 2015, a further $125,000 was paid on September 1, 2015 and $250,000 is to be paid in two equal installments of $125,000, on December 1, 2015 and March 1, 2016; (ii) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the MSSA (as defined below) has generated at least $4,000,000 in revenue; and (iii) beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000.

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

Icagen has an extensive platform of assay tools and technologies for the interrogation of ion channel and transporter function and pharmacological modulation including our proprietary label free XRpro® technology. With our extensive experience in ion channels, screening, and drug development, the Company has built an extensive portfolio of over 1000 cell lines, including cell lines stably expressing recombinant human ion channels and transporters, species orthologs and distinct disease-related or drug binding site mutants. These tools form the basis for compound screening, selectivity assays, detailed assessment of activity, and mechanism of action studies.

Icagen also offers a full complement of assay technologies including high throughput fluorescence, manual and automated electrophysiology, and radiotracer flux assays. Combined with our cell line and assay development expertise, these technologies enable the Company to rapidly provide quality screening for a broad set of ion channels and transporters.

Icagen is the only provider that offers XRpro, a label-free technology that leverages the unique capabilities of X-ray fluorescence for high-throughput ion flux assays. XRpro technology directly measures elements across the periodic table, from monovalent and divalent ions including potassium and calcium to halogens and transition metals including zinc. Combined with the penetrating ability of X-rays to deal with complex solutions including 100% serum, the system enables analysis of electrogenic and nonelectrogenic systems that challenge other technologies.

Since inception, we have financed our operations primarily through private sales of our securities, settlement of legal matters and prior to our acquisition of certain assets of Icagen from Pfizer, substantially all of our revenue was derived from government grants. Subsequent to our acquisition of certain assets of Icagen from Pfizer, a substantial portion of our revenue has been derived from one commercial customer. We expect to continue to seek to obtain our required capital through the private sale of securities and revenue derived for the services we provide. To date, we have been granted twenty one (21) contracts from United States governmental agencies; of which nine (9) were granted from the Department of Defense and twelve (12) were granted from the National Institutes of Health. Of such contracts, eighteen (18) have been completed and we received payment in full for all eighteen (18) completed contracts. All the contracts contained standard terms, including termination provisions which allow for the government to terminate the contract, in whole or in part, at any time for convenience. In that event, the government agency concerned would notify us of their intention to terminate, and all costs incurred in our performance of the work terminated will be recoverable and we will have no refund obligations for our research conducted to the date of termination. The contracts also contain Bayh-Dole and related provisions for disposition of intellectual property. The Bayh-Dole Act allows small businesses, such as ours, to retain title to federally funded inventions if we follow certain procedures, including filing for patent protection and actively pursuing commercialization of the invention, and the U.S. government retains a non-exclusive, non-transferable, paid up irrevocable license, throughout the world, with respect to the invention. In addition, the U.S. government also retains a “march in” right that allows it to license the invention to third parties, without our consent, if it determines that the invention is not being made available to the public on a reasonable basis. Set forth below are the details of the firm - fixed price contract under which we are continuing to provide services to the National Institutes of Health under which we expect to receive an additional $917,435 for our services.

Contract 2R44AI079935-03 with the National Institutes of Health; to develop strontium-selective therapies, contract amount: $3,000,000.00 operative from August 24, 2011 to July 31, 2014, approximately $2,887,500 paid to date, $112,500,000 remaining in contract. $2,000,000 of the grant was awarded for the period August 24, 2011 to July 31, 2013. An additional $1,000,000 was made available for us to invoice our project time and expenses against on July 9, 2013, initially expiring on July 31, 2014, extended until August 31, 2015, with negotiations currently underway with the NIH on the status of this project. To date we have received $2,934,291 under this contract and we have $65,709 remaining under the contract

Contract number 1R43AI091186-01A1 with the National Institutes of Health; to develop Radioactive Cesium decorporation Agents, contract amount of $600,000 operative from July 1, 2014 to June 30, 2016. To date we have received $48,274 under this contact and have $551,726 remaining under the contract.

We were awarded a new contract on September 22, 2015 with the National Institutes of Health – National Cancer Institute; Contract number N43CO-2015-0050 – Systemic Target Radionuclide Therapy for Cancer Treatment, contract amount of $300,000 operative from September 22, 2015 to June 30, 2016. We have not commenced work under this project to date.

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

Discussions with respect to our operations included herein include the operations of our operating subsidiary, XRpro Corp. Our company formed XRpro Corp. on July 9, 2010. We have another subsidiary Caldera Discovery Inc. which has always been dormant.

Results of Operations for the three months ended September 30, 2015 and the three months ended September 30, 2014.

Revenues

We had revenues totaling $465,214 and $71,508 for the three months ended September 30, 2015 and 2014, respectively, an increase of $393,706 or 550.6%. The increase in revenue includes revenue of $406,250 derived from an agreement entered into with a large pharmaceutical company. The balance of our revenues have been derived from federal government contracts. Our government revenue is dependent on the number of contracts we have in operation and the progress we have made on these contracts to date. We have an order backlog of approximately $528,750 on commercial contracts and $$917,435 in the form of firm fixed price government contracts. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the government projects to date. The funds available under these grants are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

We are currently marketing our services to several pharmaceutical and biotechnology companies, based on our recent acquisition. We believe that we now have a comprehensive product offering and substantial credibility to offer a full range of products including the advantages and value propositions of the XRpro® technology. While we are optimistic about our prospects, there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for us to be profitable.

Cost of goods sold

Cost of goods sold totaled $734,759 and $126,035 for the three months ended September 30, 2015 and 2014, respectively, an increase of $608,724 or 483.0%. Our cost of goods sold includes an additional 15 scientists located at our North Carolina site who are primarily engaged in our commercial projects. Cost of sales on government contracts is dependent on the progress made on each project to date. Cost of goods sold is primarily comprised of direct expenses related to providing our services to our customers. These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the three months ended September 30, 2015 and 2014 respectively was $562,379 and $50,126, an increase of $512,253. This is primarily due to the number of scientists performing work for our commercial customers and government contracts increasing from a headcount of 2 to 17. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the three months ended September 30, 2015 and 2014, respectively was laboratory supplies and direct materials of $159,775 and $43,003, an increase of $116,772, the increase is primarily due to the level of activity generated by our recent acquisition of certain of the assets of Icagen and the commercial revenue contracts that we have in place. During the three months ended September 30, 2015 and 2014, respectively, outside contractors’ costs amounted to $3,620 and $31,248, the decrease of $27,628 or 88.4% is due to the scaling down of outside consultants working on Government contracts and our recently acquired depth of suitable scientific personnel reducing our requirement for outside technical skills.

Gross loss

Gross loss was $(269,545) and $(54,527) for the three months ended September 30, 2015 and 2014, respectively, an increase of $215,018 or 394%. The increase in gross loss is directly related to the higher level of salaries and laboratory supplies utilized after our recent acquisition of certain of the assets of Icagen.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $1,625,579 and $1,577,822 for the three months ended September 30, 2015 and 2014, respectively, an increase of $47,757 or 3.0%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended September 30,		Increase/	Percentage
	2015	2014	(decrease)	change

Marketing and selling expenses	$94,685	$20,876	$73,809	353.6%

Salary expenses	348,902	209,674	139,228	66.4%

Severance costs	-	325,000	(325,000)	(100.0)%

Research and development salaries	72,912	78,910	(5,998)	7.6%

Directors fees	55,000	48,750	6,250	12.8%

Bonus expense	73,625	-	73,625	100.0%

Stock option compensation charge	96,917	424,085	(327,168)	(77.1)%

Legal fees	229,373	171,963	57,410	33.4%

Consulting fees	189,142	96,913	92,229	95.2%

Professional fees	148,070	8,529	139,541	1636.1%

Repairs and maintenance	57,295	6,827	50,468	739.2%

Rent	120,835	89,408	31,427	35.2%

Travel expenditure	44,241	24,855	19,386	78.0%

	$1,530,997	$1,505,790	$25,207	1.7%

Marketing and selling expenses for the three months ended September 30, 2015, primarily consists of marketing support provided by third party contractors in the prior year, marketing costs consisted of website development and attendance at trade shows.

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

Total salary expenditure for the three months ended September 30, 2015 and 2014, respectively was included in the following expense categories:

	Three months ended September 30,		Increase/	Percentage
	2015	2014	(decrease)	change

Cost of sales	$562,379	$50,126	$512,253	1,021.9%

Selling, general and administrative expenses	348,902	209,674	139,228	66.4%

Severance costs	-	325,000	(325,000)	(100.0)%

Research and development salaries	72,912	78,910	(5,998)	(7.6)%

	$984,193	$663,710	$320,483	48.3%

The increase in total salary expenditure for the three months ended September 30, 2015 of $320,483 is primarily due to the acquisition of the assets and employees of Icagen Inc. from Pfizer, an additional 18 employees were acquired in terms of the acquisition agreement, offset by the severance costs paid to our previous CEO Gary Altman. The current year’s severance costs are disclosed separately due to the fact that these are specifically related to site closures.

The salary expense included in cost of sales for the three months ended September 30, 2015 increased by $512,253 or 102%. The increase in salary expense charged to cost of sales during the current period was due to the acquisition of the 15 laboratory employees in the Icagen acquisition.

The salary expense charged to Selling, general and administrative expenses for the three months ended September 30, 2015 increased by $139,228 or 66.4% due to the acquisition of Icagen, which included an additional three administrative employees.

Research and development salaries for the three months ended September 30, 2015 decreased by $5,998 or 7.6%, which is due to the amount of time spent by our scientists on developing cell lines for future commercialization.

Directors’ fees increased by $6,250 due to fees payable to an additional director during the current year.

Bonus expense increased by $73,625 for the three months ended September 30, 2015. The current year charge represents an accrual for guaranteed bonuses to certain employees and an additional accrual for the employees of Icagen.

The stock option compensation charge decreased by $327,168, due to the accelerated vesting of the options that were due to Gary Altman, this is considered a non-recurring charge. The charge for each period is dependent upon the number of options issued and the vesting schedule of these options, currently there is more value of unvested options than in the prior year.

Legal fees increased by $57,410, over the prior period, the increase consists primarily due to an increase in expenditure on patent attorneys during the current year as we perfect the patents assigned from LANS. Litigation expenditure remains high due to the activity on both the Bellows and Eisenschenk matters. The Bellows matter has recently been settled, refer to Note 21 of the financial statements.

The increase in consulting fees of $92,229 is primarily due to the increase in Investor Relations consulting expense of $40,750 and the retention of the services of a patent consultant at an increased cost of $22,441 over the prior year and consulting costs of $22,400 relating to a feasibility study performed on advancing certain government contracts to drug development stage.

The increase in professional fees of $139,541 is primarily due to professional services rendered by human resources, legal and professional business advisors related to the acquisition of certain of the assets of Icagen.

Repairs and maintenance expenditure includes maintenance costs of running the laboratory and office complex in North Carolina. Due to the size and the sophistication of this laboratory, the fee is approximately $12,000 per month. Repairs and maintenance also includes the acquisition of an X-Ray tube for our equipment located in Los Alamos of approximately $14,400.

Rent increased by $31,427 due to the acquisition of certain of the assets of Icagen. The monthly rental expense of the North Carolina site is approximately $13,800 per month. This was offset by the rent savings of one corporate apartment, no longer required, in Cambridge of approximately $10,000 for the quarter.

Travel expenditure increased by $19,396 primarily due to the increase in the number of staff travelling to meet commercial customers and a significant increase in sales and marketing activity by our CEO and CSO.

Depreciation and Amortization

We recognized depreciation expenses of $89,392 and $28,820 for the three months ended September 30, 2015 and 2014, respectively, the increase is due to the Icagen asset acquisition and the initial valuation placed on the laboratory equipment acquired. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expense was $124,358 and $12,921 for the three months ended September 30, 2015 and 2014. The increase in amortization expense is directly related to the acquisition of the Icagen assets and the value placed on the Biology platform acquired which is amortized over a ten year period.

Other income (expense)

Other expense in the current year consists of an accrual for legal settlement costs of $1,359,548 and a severance costs provision of $105,477 due to the closure of the Los Alamos and Cambridge sites.

Interest expense

Interest expense totaled $2,409 and $2,568 for the three months ended September 30, 2015 and 2014, respectively. Interest expense is immaterial.

Change in derivative liabilities

The variable priced warrants issued to investors and the placement agent in the prior year were exchanged for fixed price warrants effective January 31, 2015, which eliminated the requirement for a derivative liability. In the prior year, the fair value of derivative liabilities was re-assessed as of September 30, 2014 using a Black Scholes valuation model resulting in the increase of the liability by $131,922, the movement in liability was dependent upon external market factors.

Income tax

The income tax charge in the current year represents the Alternative Minimum tax charge levied against the company for the 2014 tax year. The Company still has significant tax loss carry forwards, however the profit generated in the prior year resulted in a small tax liability on the Alternative Minimum Tax basis.

Net (loss) income

Net loss totaled $(3,593,747) and $(1,808,558) for the three months ended September 30, 2015 and 2014, respectively. The increase in net loss is discussed above.

Results of Operations for the nine months ended September 30, 2015 and the nine months ended September 30, 2014.

Revenues

We had revenues totaling $591,025 and $408,390 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $182,635 or 44.7%. The increase in revenue is made up of an increase in commercial revenues of $406,250 derived from an agreement entered into with a large pharmaceutical company, offset by a decrease in Government contract revenues of $223,615 as the business changes its focus to be weighted towards commercial customers. Our government revenue is dependent on the number of contracts we have in operation and the progress we have made on these contracts to date. We have an order backlog of approximately $528,750 on commercial contracts and $$917,435 in the form of firm fixed price government contracts. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the government projects to date. The funds available under these grants are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

We are currently marketing our services to several pharmaceutical and biotechnology companies, based on our recent acquisition. We believe that we now have a comprehensive product offering and substantial credibility to offer a full range of products including the advantages and value propositions of the XRpro® technology. While we are optimistic about our prospects, there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for us to be profitable.

Cost of goods sold

Cost of goods sold totaled $1,026,626 and $468,447 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $558,579 or 119.2%. Our cost of goods sold includes an additional 15 scientists located at our North Carolina site who are primarily engaged in our commercial projects. Cost of sales on Government contracts is primarily dependent on the progress made on each project to date. Cost of goods sold is primarily comprised of direct expenses related to providing our services under our contracts. These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the nine months ended September 30, 2015 and 2014 respectively was $653,797 and $188,664, an increase of $465,133. This is primarily due to the number of scientists performing work for our commercial customers and government contracts increasing from a headcount of 2 to 17. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the nine months ended September 30, 2015 and 2014, respectively was laboratory supplies and direct materials of $304,547 and $200,968, an increase of $103,579 or 51.5%, the increase is primarily due to the level of activity generated by our recent acquisition of certain of the assets of Icagen and the commercial revenue contracts that we have in place. During the nine months ended September 30, 2015 and 2014, respectively, outside contractors’ costs amounted to $56,960 and $73,883, the decrease of $16,923 or 22.9% is due to the scaling down of outside consultants working on Government contracts and our recently acquired depth of suitable scientific personnel reducing our requirement for outside technical skills.

Gross loss

Gross loss was $(435,601) and $(60,057) for the nine months ended September 30, 2015 and 2014, respectively, an increase of $375,544 or 625.3%. The increase in gross loss is directly related to the higher level of salaries and laboratory supplies utilized after our recent Icagen asset acquisition.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $4,036,924 and $3,606,305 for the nine months ended September 30, 2015 and 2014, respectively, an increase of $430,619 or 11.9%.

The major expenses making up selling, general and administrative expenses included the following:

	Nine months ended September 30,		Increase/	Percentage
	2015	2014	(decrease)	Change

Marketing and selling expenses	$180,685	$34,479	$146,206	424.0%

Salary expenses	875,283	548,504	326,779	59.6%

Severance costs	-	325,000	(325,000)	(100.0)%

Research and development salaries	250,855	236,475	14,380	6.1%

Directors fees	165,000	103,750	61,250	59.0%

Bonus expense	98,625	350,000	(251,375)	(71.8)%

Stock option compensation charge	390,342	671,349	(281,007)	(41.9)%

Legal fees	635,999	438,857	197,142	44.9%

Consulting fees	546,866	259,148	287,718	111.0%

Professional fees	180,122	21,248	158,874	747.8%

Repairs and maintenance	72,203	41,553	30,650	73.8%

Recruiting fees	-	48,500	(48,500)	(100.0)%

Rent	291,099	243,836	47,263	19.4%

Travel expenditure	88,342	66,280	22,062	33.3%

	$3,775,421	$3,388,979	$386,442	11.4%

Marketing and selling expenses for the nine months ended September 30, 2015, primarily consists of marketing support provided by third party contractors and costs incurred to update our website. The costs of third party contractors were not incurred in the prior year.

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

Total salary expenditure for the nine months ended September 30, 2015 and 2014, respectively was included in the following expense categories:

	Nine months ended September 30,		Increase/	Percentage
	2015	2014	(decrease)	change

Cost of sales	$653,797	$188,664	$465,133	246.5%

Selling, general and administrative expenses	875,283	548,504	326,779	59.6%

Severance costs	-	325,000	(325,000)	(100.0)%

Research and development salaries	250,855	236,475	14,380	6.1%

	$1,779,935	$1,298,643	$481,292	37.1%

The increase in total salary expenditure for the nine months ended September 30, 2015 of $481,292 or 246.5% is primarily due to the acquisition of the assets and employees of Icagen, Inc. from Pfizer, an additional 18 employees were acquired in terms of the acquisition agreement, offset by the severance costs paid to our former CEO, Gary Altman. The current year’s severance costs are disclosed separately due to the fact that these are specifically related to site closures.

The salary expense included in cost of sales for the nine months ended September 30, 2015 increased by $465,133. The increase in salary expense charged to cost of sales during the current period was due to the acquisition of the 15 laboratory employees in the Icagen acquisition.

The salary expense charged to Selling, general and administrative expenses for the nine months ended September 30, 2015 increased by $326,779 or 59.6% due to the acquisition of Icagen, which included an additional three administrative employees and the employment of a VP of business development in the prior year whose position was terminated in April 2015.

Research and development salaries for the nine months ended September 30, 2015 increased by $14,380 or 6.1%, which is due to the amount of time spent by our scientists on developing cell lines for future commercialization.

Directors’ fees increased by $61,250 due to fees payable to directors only commencing in April 2014 and the payment of an additional director’s fee during the current year.

Bonus expense decreased by $251,375 for the nine months ended September 30, 2015. The current year charge represents an accrual for guaranteed bonuses to certain employees, including the Icagen employees. In the prior year, once off bonuses were paid to our Founder and Board Member and certain consultants.

The stock option compensation charge decreased by $281,007, the prior year included a charge for the accelerated vesting of stock options to our former CEO. The charge for each period is dependent upon the number of options issued and the vesting schedule of these options, currently there are is more value of unvested options than in the prior year.

Legal fees increased by $197,142, over the prior period, the increase consists primarily of an increase in litigation costs of $43,006, an increase in general corporate legal fees of $77,558 due to an increase in corporate activity with respect to the fund raising completed in the first quarter, the reverse stock split and acquisition transactions, and an increase in patent legal fees as we continue to perfect our patents and we incurred once-off legal costs on securing a second opinion on our patent position.

The increase in consulting fees of $287,718 is primarily due to the increase in Investor Relations consulting expense of $106,250, an increase in bookkeeping fees of $19,150 due to the bookkeeper being retained for one month in the prior year, the retention of the services of a patent consultant at a cost of $100,224 in the current year and consulting costs of $47,350 relating to a feasibility study performed on advancing certain government contracts to drug development stage and initial fees of $17,800 on an overall pricing strategy study undertaken by Tufts University.

The increase in professional fees of $139,541 is primarily due to professional services rendered by human resources, legal and professional business advisors related to the acquisition of certain of the assets of Icagen.

Repairs and maintenance expenditure includes maintenance costs of running the laboratory and office complex in North Carolina. Due to the size and the sophistication of this laboratory, the fee is approximately $12,000 per month.

Recruiting fees of $48,500 was incurred in the prior year to source the Vice President of Business Development.

Rent increased by $47,263 due to the acquisition of certain of the assets of Icagen. The monthly rental expense of the North Carolina site is approximately $13,800 per month.

Travel expenditure increased by $22,062 primarily due to the increase in the number of staff travelling to meet commercial customers and a significant increase in sales and marketing activity by our CEO and CSO.

Depreciation and Amortization

We recognized depreciation expenses of $154,441 and $83,599 for the nine months ended September 30, 2015 and 2014, respectively, the increase is due to the Icagen asset acquisition and the initial valuation placed on the laboratory equipment acquired. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expense was $150,200 and $38,764 for the nine months ended September 30, 2015 and 2014. The increase in amortization expense is directly related to the acquisition of Icagen and the value placed on the Biology platform acquired which is amortized over a ten year period.

Other income (expense)

Other expense in the current year consists of an accrual for legal settlement costs of $1,444,548 and a severance costs provision of $105,477 due to the closure of the Los Alamos and Cambridge sites. The other income in the prior year of $7,177,522 relates to the $7,000,000 cash settlement received from the Los Alamos National Security (“LANS”) and the recognition of fair value income of $177,522 upon the return of 78,750 common shares originally issued to LANS as consideration for the license agreement we had entered into.

Interest expense

Interest expense totaled $6,615 and $12,201 for the nine months ended September 30, 2015 and 2014, respectively. Interest expense is immaterial.

Change in derivative liabilities

The variable priced warrants issued to investors and the placement agent in the prior year were exchanged for fixed price warrants effective January 31, 2015, which eliminated the requirement for a derivative liability. In the prior year, the fair value of derivative liabilities was re-assessed as of September 30, 2014 using a Black Scholes valuation model resulting in the increase of the liability by $816,924, the movement in liability was dependent upon external market factors.

Income tax

The income tax charge in the current year represents the Alternative Minimum tax charge levied against our company for the 2014 tax year. We still have significant tax loss carry forwards, however the profit generated in the prior year resulted in a small tax liability on the Alternative Minimum Tax basis.

Net (loss) income

Net loss totaled $(6,347,829) and net profit totaled $2,559,756 for the nine months ended September 30, 2015 and 2014, respectively. The increase in net loss is discussed above.

Liquidity and Capital Resources

We have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants and more recently from commercial customers and the settlement of a lawsuit. We recently completed a private placement on December 31, 2014 and January 7, 2015 that resulted in a gross cash injection of $8,855,000 which should be sufficient to fund operations for at least the next 12 months, dependent upon the outcome of settlement discussions we are having in the Denton’s matter. Should we be unsuccessful in our discussions or not generate anticipated revenue, we may need to raise additional funding through equity issues to fulfill our commercialization objectives.

As of September 30, 2015 our Company had cash totaling $5,474,913, other current assets totaling $798,905 and total assets of $18,241,274. We had total current liabilities of $3,826,414 and a net working capital surplus of $2,447,404. Total liabilities were $14,326,414, including deferred purchase consideration of $10,750,000 of which $500,000 is dependent on the achievement of revenue target with Pfizer and $10,000,000 is due based on an earn out charge of 10% of gross revenues commencing in January 2017. Our Series A convertible redeemable preferred stock totaled $133,350 resulting in a stockholders’ equity of $3,781,510.

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

As of September 30, 2015, we owed $151,288 in accordance with the terms of a Project Participation Agreement with the Incorporated County of Los Alamos that we entered into in September 2006. The loan bears interest at a rate of 5% per annum, is for a thirteen year term, with monthly repayments of $3,547 that commenced on September 21, 2009. Due to the closure of the Los Alamos site, the County of Los Alamos has informed us that the full balance of the loan is now due and payable

An analysis of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 is provided below:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014

Net cash (used in) provided by operating activities	$(3,909,243)	$2,666,034

Net cash used in investing activities	(562,274)	(90,128)

Net cash provided by (used in) financing activities	3,474,037	(271,666)

Net increase in cash and cash equivalents	$(997,480)	$2,304,240

Net cash (used in) provided by operating activities was $(3,909,243) and $2,666,034 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash provided by operating activities was primarily due to the following:

	Nine months ended September 30,		Increase/	Percentage
	2015	2014	(decrease)	change

Net (loss) income	$(6,347,829)	$2,559,756	$(8,907,585)	(348.0)%

Adjustments for non-cash items	2,284,059	1,432,652	851,407	59.4%

Changes in operating assets and liabilities	154,527	(1,326,374)	1,480,901	111.7%

	$(3,909,243)	$2,666,034	$6,575,277	246.6%

The increase in net loss is discussed under net (loss) income in the results of operations for the nine months ended September 30, 2015 and 2014, respectively. The prior year result includes legal settlement proceeds of $5,502,000, after deduction of preliminary legal expenses and other associated expenses.

The change in adjustments for non-cash items is primarily due to; i) the legal settlement accrual of $1,444,548 and; ii) the severance cost accrual of $105,477; iii) offset by the increase in the fair value of derivative liabilities of $816,924 in the prior period and; iv) further offset by the gain on cancellation of shares in the LANS legal settlement of $(177,522) in the prior period.

The increase in operating assets and liabilities is primarily due to the payment of legal bills accrued on the LANS matter in the prior year, resulting in a net movement of $1,577,714 in accounts payable balances; the payment of a deposit for bond security costs of $310,000 and the accrued liabilities increase by $532,574, which includes deal related accruals relating to the Icagen acquisition of $275,815, payroll related accruals of $104,450 and severance costs accruals of 150,931.

Net cash used in investing activities was $562,274, including; i) purchase price payments of $250,000 and; assets acquired totaled $314,203, primarily computer software relating to the Icagen biology platform.

Net cash provided by (used in) financing activities was $3,474,037 and $(271,766) for the nine months ended September 30, 2015 and 2014, respectively. The cash provided by financing activities in the current year is primarily due to the net proceeds raised on the second closing of the recently concluded private placement of $3,521,592, after deducting share issue expenses of $314,541; and the payment of a dividend of $48,300 to the Series A stockholder. In the prior year, the movement represented the payment of principal on loan balances and the repayment of a term loan in full.

Capital Expenditures

Our current plan is to purchase equipment to ensure that our recent acquisition of Icagen functions efficiently and that we are able to support the commercialization efforts of the Company.

Commitments

In terms of the asset purchase agreement entered into on July 1, 2015, with Icagen, Inc., a wholly owned subsidiary of Pfizer Inc. we are required to make additional purchase price payments of $750,000 as follows:

Amount

December 1, 2015	$125,000
March 1, 2016	125,000
July 1, 2017	500,000
Total	$750,000

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material litigation developments since the filing of our Annual Report on 10-K for the year ended December 31, 2014 and our Form 10-Q’s for periods ended March 31, 2015 and June 30, 2015 other than as follows:

Bellows’ Dividend and Redemption Litigation

On September 28, 2015, the parties voluntarily participated in mediation and effective as of September 28, 2015, the Company entered into a Mutual Release and Settlement Agreement (the “Agreement”) with Joel J. Bellows (“Bellows”) and his law firm Bellows & Bellows PC to settle the dividend and redemption litigation. In connection therewith Bellows agreed to transfer to the Company 105,000 shares of Icagen Series A Preferred Stock owned by him, assign to the company his claims against Sigmund Eisenschenk and the Estate of Sigmund Eisenschenk, currently pending in Circuit Court of Cook County Illinois, and assign the accrued dividends due to him on his Series A Preferred stock. In return the Company agreed to pay Bellows, in the aggregate, $1,650,000 (of which $600,000 is payable within thirty (30) days, $400,000 is payable on or before December 31, 2015 and the remaining $650,000 is payable over a six month period commencing January 31, 2016). The Agreement included mutual releases of claims each party had against the other in addition to the release by Bellows of claims he had pursued against several other individuals, including various officers and directors of Icagen. The parties also agreed to dismiss all other ongoing litigation between them with prejudice, on October 29, 2015, the dividend and redemption litigation was dismissed pursuant to the settlement agreement.

Litigation with estate of Sigmund Eisenschenk

On August 24, 2015, QTM filed an amended petition for citation to recover alleging breach of fiduciary duty (against Aaron Crane), breach of fiduciary duty, conspiracy, fraud and conversion (against the Company) and legal malpractice and aiding and abetting (against Gregg Rzepczynski). On September 30, 2015, American Milling and Supervised Administrator Peter Schmiedel were granted leave to join and adopt QTM’s amended petition for citation to recover solely as to Counts III (breach of fiduciary duty), V (fraud) and VI (conversion).

On October 13, 2015, the Company filed a motion to dismiss Counts IV (conspiracy), V (fraud) and VI (conversion) of the amended petition for citation to recover. On October 13, 2015, the Company filed an answer to Count III (breach of fiduciary duty) of the amended petition for citation to recover. On October 13, 2015, the Company also filed a counterclaim against the Estate seeking a setoff for certain claims acquired by the Company against Eisenshenk in the Bellows’ settlement. A briefing schedule was set on the Company’s motion to dismiss. No hearing date is yet scheduled.

New Mexico Litigation Against the Estate of Eisenschenk

On August 19, 2015, the Company filed a Notice of Appeal from the District Court’s Findings of Fact, Conclusions of Law and Final Judgment entered on July 21, 2015.

Item 1A. Risk Factors.

Risks Related to the Company

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the nine months ended September 30, 2015, we had a net loss of $(6,347,829), for the year ended December 31, 2014 we had a net income of $49,517, primarily due to the settlement of the LANS matter, discussed above, and for the year ended December 31, 2013, we had a net loss of $(3,694,786). We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans for the lease of our instruments and services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

A significant portion of our net revenue has been generated from services provided to governmental agencies. Subsequent to the acquisition of certain of the assets of Icagen we began to derive a substantial portion of our revenue from commercial contracts. If our customers were to terminate these contracts and governmental agencies were to terminate their existing agreement with us or no longer continue to use our services, our net revenue and results of operations would be adversely affected.

Prior to the acquisition of certain of the assets of Icagen we derived substantially all of our revenue from services we performed for two governmental agencies. For the nine months ended September 30, 2015, 68.7% of our revenue has been generated from commercial contracts with the remaining 31.3% generated from government contract, for the year ended December 31, 2014, the majority of our revenue was generated from government contacts (84%), and the remaining 16% was generated from commercial contracts; and for the year ended December 31, 2013, substantially all of our revenue was derived from two different research projects for the same two governmental agencies. For the year ended December 31, 2012 substantially all of our revenue was derived from three different research projects for the same two governmental agencies. For the year ended December 31, 2011, ninety six percent (96%) of our revenue was derived from six different research projects for the same two governmental agencies. Our business model which concentrates on commercial customers is relatively new and there can be no assurance that we will be able to increase the revenue derived from commercial customers to a significant amount. As of the date hereof we have three existing contracts with the National Institutes of Health (“NIH”) pursuant to which we are continuing to perform services.

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

We were awarded a new contract on September 22, 2015 with the National Institutes of Health – National Cancer Institute; Contract number N43CO-2015-0050 – Systemic Target Radionuclide Therapy for Cancer Treatment, contract amount of $300,000 operative from September 22, 2015 to June 30, 2016. We have not commenced work under this project to date.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss of $(6,347,829) for the nine months ended September 30, 2015 and generated a net income of $49,517 for the year ended December 31, 2014 primarily due to the settlement of the LANS matter as discussed above. We incurred a net loss of $(3,694,786) for the year ended December 31, 2013. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. Pursuant to the terms of the APA, we are required to pay Icagen, Inc. an additional $250,000 over the next two quarters commencing December 1, 2015 and $500,000 on July 1, 2017. In addition, we assumed certain liabilities of Icagen, Inc. of approximately $35,000 and agreed to retain eighteen employees of Icagen, Inc. at an estimated cost of $3,100,000 per annum, for at least two years. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings and the settlement of the LANS litigation will provide us with enough funds to continue our operations at our current level for at least an additional 12 months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations and limit our marketing expenditures. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

We may be unable to generate sufficient revenues to meet the minimum payments required under our agreements,

Our Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with a subsidiary of Pfizer Inc. requires that we pay the subsidiary (i) an upfront cash purchase price of $500,000, of which $125,000 was paid at closing date, a further $125,000 was paid on September 1, 2015 and $250,000 is to be paid in two equal installments of $125,000, on December 1, 2015 and March 1, 2016; (ii) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the service agreement we entered into has generated at least $4,000,000 in revenue; and (iii) beginning in 2017, a quarterly earn out payment (the "Earn Out Payment") of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000. We also agreed to continue the employment of several prior individuals of the subsidiary for at least two years. In addition, pursuant to the Mutual Release and Settlement Agreement that we entered into with Joel J. Bellows on September 28, 2015, we agreed to pay Mr. Bellow $1,650,000 (of which $600,000 was paid, $400,000 is payable on or before December 31, 2015 and the remaining $650,000 is payable over a six month period commencing January 31, 2016). To date, we have not generated sufficient revenue to pay all of these commitments. If we do not increase our revenue we may be required to raise additional capital to meet our obligations which could result in dilution to stockholders.

We depend significantly on our relationship with our third party collaborators.

We are currently a party to an MSSA with Pfizer to perform ion channel screening and other contract research for Pfizer Inc. Pfizer Inc. has guaranteed revenue of $1,000,000 for each of the first two years of the agreement, which based on current revenue will represent a substantial portion of our revenue. Our collaboration with Pfizer or future collaborations we may enter into may not be scientifically or commercially successful.

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

Our commercial contract revenue has been derived from one pharmaceutical company and we cannot guarantee additional contract revenue

To date, we have derived all of our commercial contract revenue from one pharmaceutical company in accordance with the terms of a contractual commitment. There can be no assurance that we will attract other pharmaceutical companies to provide our services to or that our current contract customer will increase the scope of the services required. We do not have enough information regarding this new business model to assess its success.

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

We expect to spend a significant amount of time and resources to develop new products and refine existing products, and have spent significant time and money developing our XRpro® instruments. We commenced development of our XRpro® instruments in the year 2006 and since then have developed four enhanced versions of our original instrument; each enhancement was developed over an approximate two year period of time. We enhance our XRpro® instruments on a regular basis, including recent improvements to the throughput capabilities of the instrument, increasing production efficiency. We may also be required to make modifications or enhancements at the request of our customers. Our research and development expense for the nine months ended September 30, 2015 was $250,855 and for the year ended December 31, 2014 was approximately $309,747, most of which was used to develop assays for commercial applications. In light of the long product development cycles inherent in our industry, any developmental expenditure will typically be made well in advance of the prospect of deriving revenues from the sale of new products. Our ability to commercially introduce and successfully market new products will be subject to a wide variety of challenges during this development cycle that could delay introduction of these products. In addition, since our potential customers are not expected to be obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, our operating results will suffer. Our products may also be priced higher than competitive products, which may impair commercial acceptance. We cannot predict whether new products that we expect to introduce will achieve commercial acceptance.

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

The concentration of ownership of our stock could discourage or prevent a potential takeover of our company that might otherwise result in an investor receiving a premium over the market price for his shares. Our Founder and Board Member beneficially owns 1,602,403 shares of our Common Stock, representing 23.1% of our outstanding shares of Common Stock. In addition, excluding the shareholding of our founder, the directors as a group beneficially own 2,630,500 shares of our Common Stock, representing 21.2% of our outstanding shares of Common Stock. Accordingly, our Founder and Board Member alone and together with our directors would have significant influence over the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our securities, you may have no effective voice in the management of our Company. Such significant influence over control of our Company may adversely affect the price of our Common Stock. Our principal stockholder as well as our board of directors may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, as well as mergers or other business combinations which require the vote of a majority of our outstanding shares. Such significant influence may also make it difficult for our stockholders to receive a premium for their shares of our Common Stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock.

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

No sales of equity securities, not previously reported have taken place.

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

ICAGEN, INC.

Date: November 16, 2015	By:	/s/ Richard Cunningham
Richard Cunningham
President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Mark Korb
Chief Financial Officer
(Principal Financial Officer)