Form 10-K
period 2015-12-31
Icagen, Inc.
filed 2016-04-14
CIK 1518520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number:  000-54748

ICAGEN, INC.

 (Exact name of registrant as specified in its charter)

Delaware	20-0982060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4222 Emperor Blvd., Suite 350
Durham, North Carolina 27703

(Address of principal executive offices) (Zip Code)

(919) 941- 5206

 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015, was approximately $15,337,081 based on $3.50, the price at which the registrant’s common stock was last sold, which was January 7, 2015. The registrant has provided this information as of January 7, 2015 because its common stock was not publicly traded as of the last business day of its most recent completed second quarter.

As of April 12, 2016, the issuer had 6,481,857 shares of common stock outstanding.

Documents incorporated by reference: None

FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

Many of the matters discussed within this Annual Report on Form 10-K (“Annual Report”) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.  Such risks and uncertainties include the risks noted under Part 1. “Business, “Part 1A “Risk Factors” And Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations, but are also contained elsewhere.  We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Icagen,” refer to Icagen, Inc. and its subsidiaries.

You should refer to Item 1A. “Risk Factors.”” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Item 1.  Business

Overview

We partner with pharmaceutical and biotechnology companies to offer industry-leading scientific expertise and comprehensive access to technologies for ion channel and transporter drug discovery and development. With over 20 years of leadership in the ion channel field, our team has an extensive track record of success in advancing molecules from drug discovery to clinical development across multiple therapeutic areas and ion channel classes. We offer a full complement of screening services to the broader pharmaceutical sector, including the use of proprietary x-ray fluorescence technology marketed under the XRpro® trademark to deliver ion channel and transporter screening, assay development, cell line generation and custom assay services to our customers. Our capabilities include molecular biology and the use of complex functional assays, electrophysiology, bioanalytics and pharmacology. We believe that this integrated set of capabilities enhances our ability to help our customers develop drug candidates and is a commercial opportunity that meets a significant unmet medical need and commercial opportunity.

We utilize a target class approach to drug discovery. Whereas traditional drug discovery starts with a disease and seeks to identify potential intervention points, or drug targets, our target class approach starts with all potential ion channel targets and seeks to identify applications to the treatment of various diseases. We believe that our understanding of the ion channel genome and ability to apply this knowledge in a target class approach to drug discovery facilitates our identification of small molecule drug candidates with novel mechanisms of action and enhanced selectivity and specificity profiles. Moreover, because our drug discovery and development process screens for potential side effects at an earlier stage than some alternative approaches, we believe that this process enables us to identify small molecule drug candidates that may have a reduced risk of clinical failure and may shorten clinical development timelines.

Through our recent acquisition of the assets of Pfizer, Inc.’s subsidiary, Icagen, which was formed in 1992, we now have an extensive platform of assay tools and technologies for the interrogation of ion channel and transporter function and pharmacological modulation including our proprietary label free XRpro® technology. With our extensive experience in ion channels, screening, and drug development, that dates back to 1992, when Icagen was first founded, the Company has built an extensive portfolio of over 1000 cell lines, including cell lines stably expressing recombinant human ion channels and transporters, species orthologs and distinct disease-related or drug binding site mutants. These tools form the basis for compound screening, selectivity assays, detailed assessment of activity, and mechanism of action studies to support hit-to-lead, lead optimization and clinical candidate selection for drug discovery partners.

We also offer a full complement of assay technologies including high throughput fluorescence, manual and automated electrophysiology, and radiotracer flux assays. Combined with our cell line and assay development expertise, these technologies enable us to rapidly provide quality assays for a broad set of ion channels and transporters.

Since inception, we have financed our operations primarily through private sales of our securities, settlement of previous legal matters in our favor and prior to our acquisition of certain assets of Icagen from Pfizer, Inc. substantially all of our revenue was derived from government grants. Subsequent to our acquisition of certain assets of Icagen from Pfizer, Inc. a substantial portion of our revenue has been derived from one commercial customer. We expect to continue to seek to obtain our required capital through the private sale of securities and revenue derived for the services we provide.

Prior to July 2015, substantially all of our revenue was derived from government grants related to services provided by our XRpro technology. Since July 2015, our customer base has expanded and a significant portion of our revenue is now derived from commercial customers. For the year ended December 31, 2015, 84% of our revenue was derived from provision of services to commercial customers, and approximately 75.8% of our revenue was derived from one commercial customer. The remaining 16% of our revenue for the year ended December 31, 2015 was derived from three government grants from the National Institutes of Health.

Recent Developments

On July 1, 2015, we consummated the acquisition contemplated by the Asset Purchase and Collaboration Agreement (“APA”) that we entered into with Icagen Inc., a wholly owned subsidiary of Pfizer Inc. (“Pfizer”). In terms of the agreement we acquired certain assets of Icagen (including certain cell lines, office equipment, servers, biology instruments, benchtops and the Icagen name), assumed certain liabilities of Icagen and agreed to continue the employment of several employees of Icagen for at least two years. Icagen was founded in 1992 and acquired by Pfizer in 2007. We believe that a large part of the value added from the acquisition was the in excess of twenty years of know-how of the members of the Icagen team who joined us after the closing of the acquisition. We agreed to pay: (i) an upfront cash purchase price of $500,000, of which $125,000 was paid at closing date, July 1, 2015, a further $125,000 was paid on September 1, 2015 an additional $125,000 was paid on December 1, 2015 and the final installment of $125,000 was paid on March 1, 2016; (ii) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the MSSA (as defined below) has generated at least $4,000,000 in revenue; and (iii) beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000.

We also entered into a Master Scientific Services Agreement with Pfizer (the “MSSA”), the execution of which was a condition to closing under the APA. In accordance with the terms of the MSSA, we agreed to perform ion channel screening and other contract research for Pfizer, including but not limited to, on demand assay development, modification and optimization, compound screening, ion channel screening, reagent and cell line generation, biology platform development. The MSSA and APA provide that Pfizer will guarantee revenue to us totaling at least $1,000,000 for each of the first two 12-month periods following the closing on a “take or pay” basis.

The XRpro Instrument and its Advantages

Our proprietary XRpro instrument is a label-free technology that leverages the unique capabilities of X-ray fluorescence for high-throughput ion flux assays. XRpro technology directly measures elements across the periodic table, from monovalent and divalent ions including potassium and calcium to halogens and transition metals including zinc. Combined with the penetrating ability of X-rays to deal with complex solutions including 100% serum, the system enables analysis of electrogenic and non-electrogenic transporters that challenge other technologies.

In an XRpro® instrument, an energy resolving, photon counting X-ray detector is used to measure the intensity of X-ray fluorescence.  A full spectrum is measured for each sample, allowing simultaneous measurements of multiple elements.

The strengths of XRpro technology are derived from the physical properties of X-rays and the large number of elements that can simultaneously be analyzed.  XRpro enables direct measurement of ions and metals that are otherwise difficult to address.  This benefit opens the door to analysis of non-electrogenic systems, transporters, and other targets that were not previously possible or cost effective on a large scale, including a large number of inorganic transporters.

The penetrating ability of X-rays and the lack of dyes make XRpro insensitive to the chemical environment of target ions.  It is compatible with complex buffers and media, including 100% serum, that are challenging for other technologies.   This feature enables high throughput, direct activity-based measurements to identify reductions in compound efficacy due to serum protein binding.

Some key features of XRpro® include:

●	Direct label-free measurements. This feature reduces assay development times, allows measurement of previously difficult or unfeasible assays, and allows significant cost reductions compared to other technology options that our clients might have.

●	Assay confidentiality. We are able to provide services to clients in a model that allows them to protect their compound intellectual property.

●	Assay performance. We have demonstrated that our assays meet client performance requirements for accuracy and precision.

Our Government Grants

Prior to our acquisition of the Icagen assets, substantially all of our revenue was derived from government grants related to the use of our XRpro technology. To date, we have been granted twenty-one (21) grants and contracts from United States governmental agencies; of which nine (9) were granted from the Department of Defense and twelve (12) were granted from the National Institutes of Health. Of such contracts, eighteen (18) have been completed and we received payment in full for all eighteen (18) completed contracts. There are three contracts under which we are currently performing services. All the contracts contained standard terms, including termination provisions which allow for the government to terminate the contract, in whole or in part, at any time for convenience. In that event, the government agency concerned would notify us of their intention to terminate, and all costs incurred in our performance of the work terminated will be recoverable and we will have no refund obligations for our research conducted to the date of termination. The contracts also contain Bayh-Dole and related provisions for disposition of intellectual property. The Bayh-Dole Act allows small businesses, such as ours, to retain title to federally funded inventions if we follow certain procedures, including filing for patent protection and actively pursuing commercialization of the invention, and the U.S. government retains a non-exclusive, non-transferable, paid up irrevocable license, throughout the world, with respect to the invention. In addition, the U.S. government also retains a “march in” right that allows it to license the invention to third parties, without our consent, if it determines that the invention is not being made available to the public on a reasonable basis. Set forth below are the details of the firm - fixed price contract under which we are continuing to provide services to the National Institutes of Health under which we expect to receive an additional $842,435 for our services.

Grant 2R44AI079935-03 with the National Institutes of Health; to develop strontium-selective therapies, contract amount: $3,000,000.00 operative from August 24, 2011 to July 31, 2014, $2,000,000 of the grant was awarded for the period August 24, 2011 to July 31, 2013. An additional $1,000,000 was made available for us to invoice our project time and expenses against on July 9, 2013, initially expiring on July 31, 2014, extended until August 31, 2015, with negotiations currently underway with the NIH on the status of this project. To date we have received $2,934,291 under this contract and we have a potential $65,709 remaining under the contract, subject to further grant extension.

Grant 1R43AI091186-01A1 with the National Institutes of Health; to develop Radioactive Cesium Decorporation Agents, contract amount of $600,000 operative from July 1, 2014 to June 30, 2016. To date we have received $48,274 under this contact and have $551,726 remaining under the contract.

We were awarded a new contract on September 22, 2015 with the National Institutes of Health – National Cancer Institute; Contract number N43CO-2015-0050 – Systemic Target Radionuclide Therapy for Cancer Treatment, contract amount of $300,000 operative from September 22, 2015 to June 30, 2016. We have received $75,000 under this contract and have $225,000 remaining under the contract.

History

Icagen, formerly known as XRpro Sciences and Caldera, was founded by Dr. Benjamin Warner in 2003 at the request of the then director of Los Alamos National Laboratory (“LANL”) for the purpose of commercializing previous work done by Dr. Warner at LANL regarding the use of x-ray fluorescence to measure the chemical composition of pharmaceuticals. Dr. Warner earned his PhD in Chemistry from the Massachusetts Institute of Technology (“MIT”) in 1995. After MIT, Dr. Warner joined LANL where he held various positions including the position of Project Leader for National Security Programs from 2000 until 2004.

While at LANL, Dr. Warner patented through the auspices of the University of California (then the manager of LANL) his improvement to x-ray fluorescence technology that allowed it to be used to measure nanograms of material. This improvement made x-ray fluorescence economically feasible to measure the chemical composition of pharmaceuticals.

Dr. Warner has won numerous awards from LANL for his commercialization and patenting work, including the Distinguished Licensing Award, the Distinguished Entrepreneurial Award, the Distinguished Patent Award, and the Federal Laboratory Consortium Distinguished Service Award. Jointly with LANL, Icagen won the 2007 Federal Laboratory Consortium Award for Excellence in Technology Transfer and an R&D 100 Award. Icagen has won multiple Technology Ventures Corporation awards for top technology companies in New Mexico.

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

On August 28, 2015, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to change its name to Icagen Inc. effective August 28, 2015.

Corporate Information

We were incorporated in the State of Delaware on November 12, 2003 under the name Caldera Pharmaceuticals, Inc.  Our principal executive offices are located at 4222 Emperor Blvd., Suite 350 Durham, North Carolina 27703 our telephone number is (919) 941-5206. On December 4, 2014 we changed our name to XRpro Sciences, Inc. and on August 28, 2015, after our acquisition of certain assets of Icagen Inc., we changed our name to Icagen, Inc.

Discussions with respect to our operations included herein include the operations of our operating subsidiary, Icagen Corp (Formerly known as XRpro Corp). Our company formed Icagen Corp. on July 9, 2010. We have two other subsidiaries, XRpro Sciences Inc., formed on December 10, 2015 and Caldera Discovery Inc., formed on March 26, 2015, which have always been dormant.

Source and Availability of Raw Materials

In general, most of the materials we use for our research operation are readily available from multiple suppliers including specialty chemicals for certain types of assays. We do, however, conduct high throughput electrophysiology experiments on specific pieces of equipment from multiple vendors. In these cases, the consumables (i.e. chips or plates) are manufactured and sold by the same vendor who manufactures the equipment. Should these vendors fail to deliver the consumables in a timely manner this could adversely affect our assay services operation.

Research and Development

For the years ended December 31, 2015 and 2014, we spent approximately $251,309 and $309,747, on research and development activities. For more information regarding our research and development expenses, please see “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Intellectual Property

Patents and Trade Secrets

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

We are maintaining and building our patent portfolio by filing new patent applications and prosecuting existing applications.  In total, we hold approximately 40 patents, both U.S and foreign, and approximately 15 pending patent applications, both U.S and foreign. As shown below, these patents and patent applications are spread across roughly 9 technology families.

Under an Exclusive Patent License agreement (“LANS License”) covering national and international patents entered into with the Los Alamos National Security LLC (“the Licensor”) dated September 8, 2005, we had the exclusive right to the use of certain U.S. and foreign patents. On October 15, 2014, the U.S. and foreign owned by Los Alamos National Security (“LANS”) and previously licensed to us were assigned to us. On January 29, 2015, we notified LANS that upon the assignment of all the patents underlying the License Agreement on October 15, 2014, that the LANS License was terminated ab Initio and that the 90-day notice period was waived, alternatively the letter served as our 90-day notice period.

Our patent estate as of March 30, 2016 is summarized below:

●	Method for Detecting Binding Events Using Micro X-Ray Fluorescence Spectrometry, which includes an issued U.S. patent that is expected to expire in about 2021;

●	Flow Method and Apparatus for Screening Chemicals Using Micro X-Ray Fluorescence, which includes issued patents in the U.S., Japan and Singapore, as well as a pending application in Europe, such patents and patent application, if issued, are expected to expire in 2022;

●	Method and Apparatus for Detecting Chemical Binding, which includes about 10 issued patents in the U.S., Europe, Japan and Singapore; such patents are expected to expire in 2023;

●	Drug Development and Manufacturing, which includes an issued U.S. patent that is expected to expire in about 2021.

●	Advanced Drug Development and Manufacturing, which includes over 15 issued foreign patents, in Europe, Japan, and Hong Kong, expected to expire in about 2026, and pending applications in the U.S. and Japan which, if issued, are expected to expire between 2021-2026.

●	Well Plate/Apparatus for Preparing Samples for Measurement by X-Ray Fluorescence Spectrometry, which includes issued patents in the U.S. and Japan, which are expected to expire in about 2028, and pending applications in the U.S., Europe, and Japan, which, if issued, are also expected to expire in 2028.

●	Method and Apparatus for Measuring Protein Post Translational Modification, which includes a patent issued in Japan, which is expected to expire in about 2028 and pending applications in U.S., Europe and Japan, which, if issued, are also expected to expire in about 2028.

●	Method and Apparatus for Measuring Analyte Transport Across Barriers, which includes 2 issued U.S. patents and issued patents in China and Hong Kong, which are expected to expire in about 2030/2031, and pending applications in U.S., Europe, and China, which, if issued, are also expected to expire in about 2030.

●

Method for Analysis Using X-Ray Fluorescence, which includes an issued U.S. patent, which is expected to expire in 2031, and three pending U.S. patent applications which, if issued, are expected to expire in 2031.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products. In addition, our competitors may independently develop similar technologies or duplicate any technology developed by us, and the rights granted under any issued patents may not provide us with any meaningful competitive advantages against these competitors.

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and other contractors, as well as physical security of our premises and our information technology systems. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources and organizational sizes, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Many of the major multi-national contract research organizations offer some similar assay services to those we provide. These include companies with operations in the US, China, Europe and Asia. None of these companies, however, are exclusively focused and dedicated to ion channel services. There are also a small number of private companies of similar size to us that provide ion channel-related services. In addition, we also compete in the pre-clinical drug discovery space with in-house groups of pharmaceutical and biotechnology companies as well as universities.

Many of our competitors have significantly greater financial resources and expertise in research and development. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop screening services that are more effective, faster or are less expensive than any products that we may develop. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as customers.

Government and Environmental Regulation and Laws

Our laboratory services are subject to various regulatory requirements and our standard operating procedures are written in accordance with appropriate regulations and guidelines for operations.

There are certain licensing and regulations under federal, state and local laws relating to hazard communication and employee right-to-know regulations, our use and handling and disposal of bio-medical specimens and hazardous waste. In addition, there are regulations related to ensuring the health and safety of laboratory employees. Our laboratory is subject to applicable laws and regulations as appropriate from the Nuclear Regulatory Commission, Environmental Protection Agency, the Department of Transportation, and the National Fire Protection Agency and the Resource Conservation and Recovery Act. In addition, the Nuclear Regulatory Commission has rules and regulations regarding the use of x-ray devices and radioactive materials. To the best of our knowledge we are currently in compliance in all material respects with such laws and continual endeavors to maintain compliance. Lack of compliance with such laws could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

The Occupational Safety and Health Administration have also established extensive requirements relating to workplace safety for healthcare employers whose workers may be exposed to blood-borne pathogens. Our employees receive initial and periodic training focusing on lab safety including blood-borne pathogens.

The use of controlled substances in testing for drugs with a potential for abuse is regulated in the United States by the U.S. Drug Enforcement Administration. Our laboratory has all necessary licenses from the U.S. Drug Enforcement Administration for the use of controlled substances.

The United States has addressed the disclosure of confidential personal data with increased regulation. In the United States, various federal and state laws address the security and privacy of health and other personal information. We will continue to monitor our compliance with applicable regulations.

The regulations of the U.S. Department of Transportation, the U.S. Public Health Service and the U.S. Postal Service apply to the surface and air transportation of laboratory specimens. Our laboratory also must comply with the applicable International Air Transport Association regulations, which govern international shipments of laboratory specimens.

Employees

As of April 8, 2016, we employed twenty-one full time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Available Information

Additional information about Icagen is contained at our website, www.icagen.com. Information on our website is not incorporated by reference into and does not form ant part of this Annual Report. We have included our website address as a factual reference and do not intend it to be an active link to our website. We make available on our website, www.icagen.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after those reports are filed with the SEC. The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics and the Charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of Directors. Our phone number is (919) 433-3205 and our facsimile number is (919) 941-0813.

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

For the year ended December 31, 2015, we had a net loss of $(8,676,037), for the year ended December 31, 2014 we had a net income of $49,517, primarily due to the favorable settlement of the LANS matter in the prior year, and for the year ended December 31, 2013, we had a net loss of $(3,694,786). We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans for the lease of our instruments and services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

A significant portion of our net revenue has been generated from services provided to one customer. Prior to 2015, substantially all of our revenue was derived from services provided to governmental agencies.

For the year ended December 31, 2015, we derived 84% of our revenues from commercial contracts of which 75.8% of our revenue were for services provided to Pfizer, the remaining 16.3% was derived from Government contracts. Prior to the acquisition of certain of the assets of Icagen we derived substantially all of our revenue from services we performed for two governmental agencies. For the year ended December 31, 2014, 84% of our revenue has been generated from government contracts and the remaining 16% generated from commercial contracts. Our business model which now concentrates on commercial customers is relatively new and there can be no assurance that we will be able to increase the revenue derived from commercial customers to a significant amount. As of the date hereof we have three existing contracts with the National Institutes of Health (“NIH”) pursuant to which we are continuing to perform services. Our MSSA with Pfizer which terminates in July 2017 guarantees $1,000,000 of revenue to us per each twelve-month period until June 30, 2017. The termination of our relationship with Pfizer would adversely affect our business. There can be no assurance that we will attract other pharmaceutical companies to provide our services to or that our current contract customer will increase the scope of the services required. We do not have enough information regarding this new business model to assess its success.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

Although we have generated revenue, our operating losses, negative cash flows from operations and limited alternative sources of revenue raise substantial doubt about our ability to continue as a going concern.   We will be required to obtain additional financing in order to pay existing contractual obligations and to continue to cover operating losses and working capital needs.  We cannot assure you that our revenue generated from operations or any future funds we raise will be sufficient to support our continued operations.

The audit report of RBSM LLP for the fiscal year ended December 31, 2015 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  If we cannot raise adequate capital on acceptable terms we will need to revise our business plans.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss of $(8,676,037) for the year ended December 31, 2015 and generated a net income of $49,517 for the year ended December 31, 2014 primarily due to the favorable settlement of the LANS matter in the prior year. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. Pursuant to the terms of the APA, we are required to pay Pfizer an additional $500,000 on July 1, 2017. In addition, we assumed certain liabilities of Icagen, Inc. of approximately $35,000 and agreed to retain eighteen employees of Icagen, Inc. at an estimated cost of $3,100,000 per annum, for at least two years. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings and the settlement of the LANS litigation will provide us with enough funds to continue our operations at our current level for at least an additional 2 months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations and limit our marketing expenditures. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

We may be unable to generate sufficient revenues to meet the minimum payments required under our agreements and will need to raise additional capital to meet our working capital needs,

In accordance with the terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with a subsidiary of Pfizer Inc. our remaining payment obligations; (ii) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the service agreement we entered into has generated at least $4,000,000 in revenue; and (iii) beginning in 2017, a quarterly earn out payment (the "Earn Out Payment") of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000. We also agreed to continue the employment of several prior individuals of the subsidiary for at least two years, which we estimate will require an additional $3,722,000 in compensation. In addition, pursuant to the Mutual Release and Settlement Agreement that we entered into with Joel J. Bellows on September 28, 2015, we agreed to pay Mr. Bellows $1,650,000 (of which $433,333 remains to be paid commencing on March 31, 2016. To date, we have not generated sufficient revenue to pay all of these commitments. If we do not increase our revenue, we may be required to raise additional capital to meet our obligations which could result in dilution to stockholders.

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

Our business is difficult to evaluate because we have recently changed our business model to offering a full complement of screening services to the broader pharmaceutical sector.

Since our acquisition of the Icagen assets, we have shifted our business model from offering only our XRpro screening services to governmental agencies as we did in the past to now offer a full complement of screening services to the broader pharmaceutical sector. There is a risk that we will be unable to successfully conduct our business or be able to successfully integrate the assets acquired with our management and structure. Our estimates of capital, personnel and equipment required for our expanded business model are based on the experience of management and businesses they are familiar with.   We are subject to the risks such as our ability to implement our business plan, market acceptance of our services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of our ability to generate revenues. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. Even if we generate revenue, there can be no assurance that we will be profitable. In addition, no assurance can be given that we will be able to consummate our business strategy and plans, as described herein, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends or even to make quarter to quarter comparisons of our operating results. You should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

We may not be able to utilize our tax net operating loss carry-forwards to offset future taxable income.

At December 31, 2015 we had approximately $13,430,000 in tax net operating loss carry-forwards available to offset future taxable income, thereby potentially reducing our future tax expense/liabilities. However, these tax net operating loss carry-forwards may be limited in accordance with IRC Section 382 following a more than 50 percentage point change in ownership, in aggregate during any three year look-back period. This potential limitation on our ability to use our tax net operating loss carry-forwards to offset future taxable income could result in increased tax expense/liabilities and decreased net earnings. These loss carry-forwards expire through 2034 if unused.

 We must expend a significant amount of time and resources to develop new products, and if these products do not achieve commercial acceptance, our operating results may suffer.

We expect to spend a significant amount of time and resources to develop new products and refine existing products, and have spent significant time and money developing our XRpro® instruments. We commenced development of our XRpro® instruments in the year 2006 and since then have developed four enhanced versions of our original instrument; each enhancement was developed over an approximate two-year period of time. We enhance our XRpro® instruments on a regular basis, including recent improvements to the throughput capabilities of the instrument, increasing production efficiency. We may also be required to make modifications or enhancements at the request of our customers. Our research and development expense for the year ended December 31, 2015 was $251,309 and for the year ended December 31, 2014 was approximately $309,747, most of which was used to develop assays for commercial applications. In light of the long product development cycles inherent in our industry, any developmental expenditure will typically be made well in advance of the prospect of deriving revenues from the sale of new products. Our ability to commercially introduce and successfully market new products will be subject to a wide variety of challenges during this development cycle that could delay introduction of these products. In addition, since our potential customers are not expected to be obligated by long-term contracts to purchase our products, our anticipated product orders may not materialize, or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of new products, our operating results will suffer. Our products may also be priced higher than competitive products, which may impair commercial acceptance. We cannot predict whether new products that we expect to introduce will achieve commercial acceptance.

Our Founder and Board Member beneficially owns a substantial portion of our outstanding Common Stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our company.

The concentration of ownership of our stock could discourage or prevent a potential takeover of our company that might otherwise result in an investor receiving a premium over the market price for his shares. Our Founder and Board Member beneficially owns 1,602,403 shares of our Common Stock, representing 24.3% of our outstanding shares of Common Stock. In addition, including the shareholding of our founder, the directors as a group beneficially own 3,043,566 shares of our Common Stock, representing 41.6% of our outstanding shares of Common Stock. Accordingly, our Founder and Board Member alone and together with our directors would have significant influence over the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our securities, you may have no effective voice in the management of our Company. Such significant influence over control of our Company may adversely affect the price of our Common Stock. Our principal stockholder as well as our board of directors may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, as well as mergers or other business combinations which require the vote of a majority of our outstanding shares. Such significant influence may also make it difficult for our stockholders to receive a premium for their shares of our Common Stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock.

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

We have initiated and may in the future need to initiate lawsuits to protect or enforce our patents and other proprietary rights, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market.

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

On March 16, 2015, the Circuit Court in Cook County, Illinois ruled against us and held that the Estate of Sigmund Eisenschenk owns no less than 177,500 shares of our stock, effectively nullifying the original recall by the Company on December 23, 2011 (88,750 shares post reverse split which took place on March 25, 2015). The Court further awarded sanctions against us for $172,250. The Court has yet to rule on certain other claims made by the Estate, which relate to a further 472,500 shares (236,250 shares, post reverse split which took place on March 25, 2015) of our stock, which were originally recalled by the Company on September 19, 2010 (the 472,500 shares effected by the reverse split will amount to 236,250 shares post reverse split which took place on March 25, 2015). We are also subject to other claims and other lawsuits in which adverse outcomes could result in significant monetary damages. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

We currently offer our services to companies located outside of the United States, because we intend to do so, our business is subject to risks associated with doing business internationally, including:

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

We currently have 6,481,857 shares of our Common Stock outstanding. All of such shares are eligible for resale under Rule 144; however, 2,873,216 are held by affiliates and are subject to certain volume limitations. If our shareholders sell substantial amounts of our Common Stock in the public market at the same time, the market price of the Common Stock could decrease significantly due to an imbalance in the supply and demand of our Common Stock. Even if they do not actually sell the stock, the perception in the public market that our shareholders might sell significant shares of the Common Stock could also depress the market price of the Common Stock.

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

The Series A Preferred Stock is convertible voluntarily at the election of the holder or automatically ten trading days after delivery to the holder by us of a notice that the volume-weighted average closing price of our Common Stock over the ten trading days immediately preceding the date of notice is at least $20.00 per share. The holders of the Series A Preferred Stock and the shares of Common Stock and warrants issued in our private placement offering that was consummated in January 2015 are also entitled to registration rights with respect to such shares. We may issue additional shares of Series B or Series A Preferred Stock in addition to other preferred stock. As future tranches of capital are received by us, additional preferred stock may be issued which such terms and preferences as are determined in the sole discretion of our board of directors. The rights of future preferred stockholders could delay, defer or prevent a change of control, even if the holders of Common Stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

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

We will seek to raise additional funds in the future, which may be dilutive to stockholders or impose operational restrictions.

We expect to seek to raise additional capital in the future to help fund development of our business. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. Our stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

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

If a trading market develops for our Common Stock, it will rely in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. However, security analysts of major brokerage firms may not provide coverage of our Common Stock since there is no incentive to brokerage firms to recommend the purchase of our Common Stock, which may adversely affect the market price of our Common Stock. If equity research analysts do provide research coverage of our Common Stock, the price of our Common Stock could decline if one or more of these analysts downgrade our Common Stock or if they issue other unfavorable commentary about us or our business. If one or more of these analysts’ ceases coverage of our Company, we could lose visibility in the market, which in turn could cause our stock price to decline.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Durham

The Company entered into an asset purchase agreement with Icagen, Inc., a subsidiary of Pfizer, Inc., whereby certain assets were acquired from Icagen, Inc., the agreement included the sub-letting of premises located at Research Triangle Park, Durham, North Carolina with annual calendar year escalations of 3.5%. The lease terminates on April 30, 2019. The rental expense for the year ended December 31, 2015 amounted to $82,823. We believe that we have adequate space for our anticipated needs.

New Mexico

We leased approximately 5,160 square feet at 278 DP Road, Suite D, Los Alamos, New Mexico 87544, where one of our laboratories is located under the terms of two leases. Each lease is on a month to month basis until we determine our future need for these premises. The leases provide for an aggregate annual rent of approximately $5,075 per month excluding utilities and property taxes. Rental expense for the year ended December 31, 2015 was $55,829.

Due to the consolidation of the Company’s operations, this lease was terminated with effect from November 30, 2015.

Cambridge

The Company entered into a laboratory and office lease agreement for 2,813 square feet in Cambridge, Massachusetts effective June 1, 2013. The term of the lease was for a twelve-month period which terminated on May 31, 2014. The lease agreement was renewed for a further eighteen-month period, expiring on December 31, 2015 for a monthly rental of approximately $17,500, including estimated operating costs and property taxes. Rental expense for the year ended December 31, 2015 was $206,938.

Due to the consolidation of the Company’s operations, this lease was terminated with effect from December 31, 2015.

The Company entered into an apartment lease in Cambridge for one year on August 1, 2014 with monthly rental amounts of $2,500. This lease was renewed until June 30, 2016 at $2,500 per month. We have informed the landlord of our intention not to renew this lease. Rental expense for the year ended December 31, 2015 amounted to $30,000.

Item 3.  Legal Proceedings

Dentons Dispute

On July 5, 2013, the Company entered into a fee agreement with Dentons US LLP (“Dentons”), our previous legal counsel, which called for a payment of 50% of any settlement up to $6 million and 5% thereafter.  The Company realized a gross $7,000,000 on the settlement of the matter that Dentons represented the Company on. The agreement also called for Dentons to cooperate with the Company by making its partners and/or employees available to furnish information or reasonable assistance in connection with any future disqualification proceedings, as reasonably requested by the Company. Subsequent to signing the agreement the Company determined that Dentons had egregiously breached this cooperation clause.  As a result, the Company has suffered significant harm.  The Company further believes that due to Dentons breach of its contract with the Company, Dentons is not owed any amount under the breached agreement and the Company is also considering its legal remedies in regard to the harm it has suffered.

The matter remains unresolved and there is no certainty as to the ultimate amount that the Company may collect from or have to pay to Dentons.

Bellows’ Dividend and Redemption Litigation

On September 28, 2015, the parties voluntarily participated in mediation and effective as of September 28, 2015, the Company entered into a Mutual Release and Settlement Agreement (the “Agreement”) with Joel J. Bellows (“Bellows”) and his law firm Bellows & Bellows PC to settle the dividend and redemption litigation. In connection therewith Bellows agreed to transfer to the Company 105,000 shares of Icagen Series A Preferred Stock owned by him, assign to the company his claims against Sigmund Eisenschenk and the Estate of Sigmund Eisenschenk, currently pending in Circuit Court of Cook County Illinois, and assign the accrued dividends due to him on his Series A Preferred stock. In return the Company agreed to pay Bellows, in the aggregate, $1,650,000 (of which $1,000,000 has been paid prior to December 31, 2015 and the remaining $650,000 is payable over a six-month period commencing January 31, 2016, three installments of $108,333 have been paid to date). The Agreement included mutual releases of claims each party had against the other in addition to the release by Bellows of claims he had pursued against several other individuals, including various officers and directors of Icagen. The parties also agreed to dismiss all other ongoing litigation between them with prejudice, on October 29, 2015, the dividend and redemption litigation was dismissed pursuant to the settlement agreement.

Litigation with the Estate of Sigmund Eisenschenk

On June 14, 2014, in a proceeding to probate the estate of Sigmund Eisenschenk (“Estate”) pending in the Circuit Court of Cook County, Illinois, a claimant, QTM Ventures, LLC (“Claimant”) was granted leave to file a Petition for Citation to Recover Property against the Company, Aaron Crane and Gregg Rzepczynski.

In the Petition for Citation to Recover Property, the Claimant alleges that the Company; i)  breached its fiduciary duties to the deceased by wrongfully repurchasing 236,250 shares of Company’s common stock held by the deceased in the Company at a nominal value based upon the false assertion that the deceased breached a financing agreement; ii) conspired with Aaron Crane to divest the Estate of assets, and not protect the Estates assets; iii) committed  fraud by failing to properly notify the deceased  of the Company’s repurchase of the 236,250 shares of the Company’s common stock, at a nominal value, held by the deceased in the Company; and iv) converted the deceased’s shares by repurchasing the shares to prevent them from being acquired by the creditors to the Estate.

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

On February 18, 2015, a Claimant, American Milling LP (“American Milling”) filed a motion to vacate two orders entered on November 26, 2014, allowing Michael T. Lyon and Richard Lane’s claims (“Claims”) against the Estate. American Milling contends that the Claims were fraudulently filed by Lyon and Lane who had no interest in the underlying judgments. American Millings also contends that the judgments were partially satisfied and the Claims should not have been allowed for the full amount of the judgments. On February 18, 2015, American Milling also filed a motion for sanctions against the Company and Crane pursuant to Illinois Supreme Court Rule 137 alleging that the Company and Crane convinced Lyon and Lane to file the allowed claims in an attempt to improperly recover under a judgment that was partially satisfied. On February 18, 2015, American Milling also filed a motion for partial summary judgment of the citation to recover against Caldera seeking a finding that the Estate owns at least 88,750 shares of the Company, which represents a portion of the Company’s shares at issue in the citation proceedings.

On March 4, 2015, the Company and Crane filed a response to American Millings motion to vacate asking the Court to vacate the allowed Claims but not for the reasons claimed by American Milling. The Company and Crane also filed briefs in opposition to the request for sanctions and in opposition to summary judgment.

On March 16, 2015, in a proceeding to administer the estate of the late Sigmund Eisenschenk, the Circuit Court in Cook County, Illinois (“the Court”) heard arguments relating to American Millings motion to vacate, motion for Rule 137 sanctions, and motion for partial summary judgment. The Court ruled against us as follows: (i) finding that Sigmund Eisenschenk’s rights in our stock were not collected, recalled, or cancelled pursuant to an August 17, 2010, Judgment Order entered by the Honorable Amy J. St. Eve in the U.S. District Court for the Northern District of Illinois, Case No. 08 C 754, the October 28, 2010 Assignment of Judgment and Settlement Agreement, or otherwise by us, and therefore the Estate of Sigmund Eisenschenk owns no less than 88,750 shares of our stock (which shares were previously held by Sigmund Eisenschenk having a current value of $3.50 per share); ii) partially vacating Michael T Lyon or the Michael T Lyon Profit Sharing Plan and Richard Lane’s claims against the Estate and finding that a portion of these claims were partially satisfied by Eisenschenk during his life through collection of Eisenschenk’s interest in certain real estate; and iii) allowing the recovery of Rule 137 sanctions against us, Michael T Lyon or the Michael T Lyon Profit Sharing Plan, Richard Lane and Aaron Crane, the previous administrator of the Estate, based upon the Court’s finding that the October 9, 2012 claims filed against the Estate by Michael Lyon, Richard Lane and Aaron Crane, for the collection on the Judgment Order in the United States District Court, Northern District of Illinois, Eastern Division, in No. 08 C 754 (the “Claims”), were not well grounded in fact and not warranted by existing law, or a good faith argument for the extension, modification or reversal of existing law as the Judgment Order had already been partially satisfied by Michael Lyon and Richard Lane’s collection of certain real estate property owned by the late Sigmund Eisenschenk. The Court further found that Michael Lyon, Richard Lane, Aaron Crane’s and our testimony, in support of the Claims, constituted misrepresentations upon the Court, that the Claims were brought for an improper purpose, that we and Crane operated without candor to the Court, misrepresented facts, and failed to disclose conflicts to the Court.

On March 27, 2015, the Company and Crane filed a motion to dismiss Counts I and II of the Petition for Citation to Recover and to Stay Counts IV-VI. The motion to dismiss is scheduled for a hearing on May 19, 2015.

On March 31, 2015, American Millings, QTM Ventures LLC and the supervised administrator, Peter Schmiedel, filed petitions to approve attorneys’ fees and costs in the amount of $158,817, $80,603 and $37,080, respectively. On May 5, 2015, the Company filed its opposition to the fee petitions.

On April 14, 2015, the Company filed a notice of appeal from the March 16, 2015, orders of the Probate Division of the Circuit Court of Cook County which (1) found that Sigmund Eisenschenk’s rights in the Company’s stock were not collected, recalled, or cancelled, (2) partially vacated the Michael T Lyon or the Michael T Lyon Profit Sharing Plan and Richard Lane’s claims against the Estate, and (3) granted partial summary judgment against the Company and declared that the Estate of Eisenschenk owns no less than 177,500 shares of the Company’s stock, effectively nullifying the original recall by the Company on December 23, 2011 (88,750 shares post reverse split which took place on March 25, 2015).

On April 14, 2015, the Company filed a motion pursuant to Illinois Supreme Court Rule 305 requesting a stay of enforcement of the orders of March 16, 2015, pending resolution of the appeal. The Company offered to place 177,500 shares of stock in escrow (88,750 shares post reverse split which took place on March 25, 2015) as security in lieu of a bond pending resolution of the appeal. The Estate opposes the Company’s request to deposit shares as collateral and requested that the Court require the posting of a bond.

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

On June 8, 2015, the Company filed a notice of appeal for (1) an order of the Circuit Court dated March 16, 2015, that amongst other things awarded sanctions under Supreme Court Rule 137 in favor of American Milling LP, QTM Ventures LLC and supervised administrator Peter Schmiedel, (2) paragraphs 1 through 3 of an order of the Circuit Court dated March 16, 2015, that amongst other things granted summary judgment against the Company in favor of supervised administrator Peter Schmiedel, and (3) an order of the Circuit Court dated May 26, 2015, that amongst other things determined the amount of attorneys’ fees the Company must pay to American Milling LP, QTM Ventures LLC and supervised administrator Peter Schmiedel.

On June 8, 2015, the Company filed a notice of appeal from an order of the Circuit Court dated May 26, 2015, which amongst other things denied the Company’s motion to stay Counts III-VI.

On July 13, 2015, the probate court granted QTM’s motion for a turnover order and ordered the Company to turnover 177,500 (88,750 shares post reverse split which took place on March 25, 2015) shares of stock to the Estate.

On July 20, 2015, the Court approved and Icagen posted an appeal bond in the amount of $300,000 to secure the stay of enforcement of the orders of March 16, 2015 and May 26, 2015 that awarded sanctions against the Company in favor of American Milling, QTM Ventures and supervised administrator Peter Schmiedel.

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

On October 13, 2015, the Company filed a motion to dismiss Counts IV (conspiracy), V (fraud) and VI (conversion) of the amended petition for citation to recover. On October 13, 2015, the Company filed an answer to Count III (breach of fiduciary duty) of the amended petition for citation to recover. On October 13, 2015, the Company also filed a counterclaim against the Estate seeking a setoff for certain claims acquired by the Company against Eisenschenk in the Bellows’ settlement. A briefing schedule was set on the Company’s motion to dismiss.

On January 11, 2016, following oral arguments, the Court dismissed Count I (breach of fiduciary duty against Crane and Count VI (conversion against the Company) and granted QTM leave to replead Counts I and VI by February 10, 2016. The Court denied Crane’s motion to dismiss Count II. The Court denied the Company’s motion to dismiss Counts IV (conspiracy against the Company) and Count V (fraud against the Company). The Court struck QTM, American Millings and Peter Schmiedel’s claims for punitive damages, attorneys’ fees and costs in connection with Count II with prejudice.

On January 20, 2016, the Court denied Gregg Rzepczynski’s motion to dismiss Count VII (legal malpractice) and Count VIII (aiding and abetting). The order required Rzepczynski to answer by February 10, 2016.

On February 8, 2016, the Company and Crane filed their Appellate brief in the First District Appellate Court of Illinois in support of their consolidated appeal of the orders awarding sanctions against the Company under Illinois Supreme Court Rule 137. The appellee’s brief is due April 25, 2016.

On February 10, 2016, QTM filed its second amended petition for citation to recover. In its Second Amended Petition for Citation to Recover Property, QTM alleges, amongst other things, that

(i)	Eisenschenk owned no less than 650,000 shares of stock in the Company and up to 1,775,000 shares;

(ii)	the Company breached its fiduciary duties to Eisenschenk by wrongfully repurchasing 472,500 shares of Company’s common stock held by the deceased in the Company at a nominal value based upon the false assertion that the deceased breached a financing agreement’

(iii)	the Company conspired with Aaron Crane to diminish the property of the Estate and wrongfully divest the Estate of assets.

(iv)	The Company committed fraud by intentionally sending notice of the Company’s intention to repurchase Eisenschenk’s shares to Eisenschenk’s address in Evanston, Illinois when the Company was aware that Eisenschenk was residing in Panama.

(v)	the Company breached the terms of a financing term sheet between the Company and Eisenschenk by wrongfully repurchasing Eisenschenk’s shares despite Eisenschenk’s performance under the financing term sheet.

QTM seeks, amongst other things, the following relief:

1.	A finding that the Company breached its fiduciary duty, conspired with Crane, committed fraud and breached its contract obligations to Eisenschenk;

2.	A finding that the Estate owns no less than 650,000 and up to 1,775,000 shares of stock in the Company;

3.	An order directing the Company to turn over all shares of stock owned by the Estate;

4.	An award of money damages up to the full value of the stock owned by Eisenschenk;

5.	An award of pre- and post-judgment interest;

6.	Attorneys’ fees and costs;

7.	Punitive damages; and

8.	Any further relief deemed fit by the Court.

On February 23, 2016, on the oral motion of American Millings and Peter Schmiedel, the court granted American Millings and Peter Schmiedel, as supervised administrator, leave to adopt Count III (breach of fiduciary duty against the Company), Count V (fraud against the Company) and Count VI (breach of contract against the company).

The Company’s response to the Second Amended Complaint is due on March 15, 2016. On March 10, 2016, the court scheduled the case for a pre-trial settlement conference on April 19, 2016. Due to the scheduling of the settlement conference, the deadline to the file the Company’s response was extended indefinitely pending further order of Court.

New Mexico Litigation Against the Estate of Eisenschenk

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

As of April 8, 2016, there were 283 holders of our common stock, 0 holders of Series B Preferred Stock and 1 holder of Series A Preferred Stock.

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

Recent Sales of Unregistered Securities

On October 4, 2015, we issued 400 common shares at an exercise price of $5.00 per share upon exercise of options. For this issuance, we relied on the exemption from federal registration under Section 4(a)(2) of the Securities Act of 1933, based on our belief that the offer and sale of the common stock has not and will not involve a public offering as the parties are both “accredited investors” as defined under Section 501 promulgated under the Securities Act and no general solicitation has been involved in the offering. We did not sell any other equity securities during the fiscal year ended December 31, 2015 in transactions that were not registered under the Securities Act, other than as disclosed above or as previously disclosed in our filings with the Securities and Exchange Commission.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2015.

Item 6.  Selected Financial Data

Not applicable because we are a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those expressed, implied or anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

Overview and Financial Condition

We partner with pharmaceutical and biotechnology companies to offer industry-leading scientific expertise and comprehensive access to technologies for ion channel and transporter drug discovery and development. With over 20 years of leadership in the ion channel field, our team has an extensive track record of success in advancing molecules from drug discovery to clinical development across multiple therapeutic areas and ion channel classes. Through our recent asset acquisition of Icagen, we are now able to offer a full complement of screening services to the broader pharmaceutical sector, including the use of proprietary x-ray fluorescence technology marketed under the XRpro® trademark to deliver ion channel screening, ion channel kinetics and custom screening services to our customers. Our capabilities include molecular biology and the use of complex functional assays, electrophysiology, bioanalytics and pharmacology. We believe that this integrated set of capabilities enhances our ability to help our customers develop drug candidates and is a commercial opportunity that meets a significant unmet medical need.

We utilize a target class approach to drug discovery. Whereas traditional drug discovery starts with a disease and seeks to identify potential intervention points, or drug targets, our target class approach starts with all potential ion channel targets and seeks to identify applications to the treatment of various diseases. We believe that our understanding of the ion channel genome and ability to apply this knowledge in a target class approach to drug discovery facilitates our identification of small molecule drug candidates with novel mechanisms of action and enhanced selectivity and specificity profiles. Moreover, because our drug discovery and development process screens for potential side effects at an earlier stage than some alternative approaches, we believe that this process enables us to identify small molecule drug candidates that may have a reduced risk of clinical failure and may shorten clinical development timelines.

Through our recent acquisition of the assets of Pfizer, Inc.’s subsidiary, Icagen, which was formed in 1992, we have an extensive platform of assay tools and technologies for the interrogation of ion channel and transporter function and pharmacological modulation including our proprietary label free XRpro® technology. With our extensive experience in ion channels, screening, and drug development, which dates back to 1992 when Icagen was first founded, we have has built an extensive portfolio of over 1000 cell lines, including cell lines stably expressing recombinant human ion channels and transporters, species orthologs and distinct disease-related or drug binding site mutants. These tools form the basis for compound screening, selectivity assays, detailed assessment of activity, and mechanism of action studies.

We also offer a full complement of assay technologies including high throughput fluorescence, manual and automated electrophysiology, and radiotracer flux assays. Combined with our cell line and assay development expertise, these technologies enable the Company to rapidly provide quality screening for a broad set of ion channels and transporters.

In terms of our recent acquisition of certain of the assets of Icagen, Inc. we also entered into a Master Scientific Services Agreement with Pfizer (the “MSSA”). In accordance with the terms of the MSSA, we agreed to perform ion channel screening and other contract research for Pfizer, including but not limited to, on demand assay development, modification and optimization, compound screening, ion channel screening, reagent and cell line generation, biology platform development

Since inception, we have financed our operations primarily through private sales of our securities, settlement of legal matters and prior to our acquisition of certain assets of Icagen from Pfizer, substantially all of our revenue was derived from government grants. Subsequent to our acquisition of certain assets of Icagen from Pfizer, a substantial portion of our revenue has been derived from one commercial customer. We expect to continue to seek to obtain our required capital through the private sale of securities and revenue derived for the services we provide. For the year ended December 31, 2015, 84% of our revenue was derived from commercial services as opposed to the year ended December 31, 2014 when 84% of our revenue was derived from government grants. Despite generating funds from commercial customers and government grants, we continue to experience losses. We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash needs for the next twelve months. We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

As a result of the agreement that we entered into with the subsidiary of Pfizer, we agreed; (i) to continue to retain certain employees of the subsidiary until June 30, 2017, which we estimate will require additional compensation of $3,722,000; (ii) make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with a subsidiary of Pfizer Inc. include (a) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the service agreement we entered into has generated at least $4,000,000 in revenue; and (b) beginning in 2017, a quarterly earn out payment (the "Earn Out Payment") of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000, (iii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period January 1, 2016 to April 30, 2019 with annual escalations of 3.5%, estimated to be $597,177.

In addition, pursuant to the Mutual Release and Settlement Agreement that we entered into with Joel J. Bellows on September 28, 2015, we agreed to pay Mr. Bellows $1,650,000 (of which $433,333 remains to be paid commencing on March 31, 2016. To date, we have not generated sufficient revenue to pay all of these commitments. If we do not increase our revenue, we may be required to raise additional capital to meet our obligations which could result in dilution to stockholders.

We have also entered into Master Services Agreements (“MSA”) with various pharmaceutical companies where we have agreed to perform certain services for them.

The total value of unbilled Purchase orders received from commercial customers as of March 23, 2016 amounted to $3,470,900.

Discussions with respect to our operations included herein include the operations of our operating subsidiary, XRpro Corp. Our company formed XRpro Corp. on July 9, 2010. We have another two subsidiary companies, Caldera Discovery Inc. and XRpro Sciences Inc., which have always been dormant.

Results of Operations for the year ended December 31, 2015 and the year ended December 31, 2014.

Revenues

We had revenues totaling $1,589,111 and $541,794 for the years ended December 31, 2015 and 2014, respectively, an increase of $1,047,317 or 193.3%. The increase in revenue is due to an increase in commercial revenues of $1,243,267 derived primarily from an agreement entered into with a large pharmaceutical company and several smaller projects undertaken for other pharmaceutical and biotech companies, offset by a decrease in Government contract revenues of $195,319 as the Company changes its focus to be weighted towards commercial customers. Our government revenue is dependent on the number of contracts we have in operation and the progress we have made on these contracts to date. We have an order backlog of approximately $3,470,900 on commercial contracts and $842,435 in the form of firm fixed price government contracts. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the government projects to date. The funds available under these grants are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

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

Cost of goods sold

Cost of goods sold totaled $1,948,963 and $608,050 for the years ended December 31, 2015 and 2014, respectively, an increase of $1,349,013 or 220.5%. Our cost of goods sold is dependent on the progress made on each project to date. Cost of goods sold is primarily comprised of direct expenses related to providing our services under our contracts.

These direct expenses include:

●	Salary expenses directly related to our statements of work and research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the year ended December 31, 2015 and 2014 respectively was $1,224,992 and $232,180, an increase of $992,812 or 427.6% due to the number of scientists performing work for our commercial customers and government contracts increasing from a headcount of 2 to 17, all scientific personnel are regarded as a cost of sales expense. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below.

●	Laboratory supplies and direct materials of $615,986 and $238,813 for the years ended December 31, 2015 and 2014, respectively, an increase of $377,173 or 157.9%, this included direct supplies of $246,434 during the current year, acquired for a specific project which was billed directly to the customer, the remaining increase is primarily due to the level of activity generated by our recent acquisition of certain of the assets of Icagen and the commercial revenue contracts that we have in place.

●	Outside contractors of $56,960 and $122,368 for the years ended December 31, 2015 and 2014, respectively, a decrease of $65,408 or 53.5%, primarily due to the scaling down of outside consultants working on Government contracts and our recently acquired depth of suitable scientific personnel reducing our requirement for outside technical skills.

Gross (loss)

Gross loss was $(359,852) and $(66,256) for the years ended December 31, 2015 and 2014, respectively, an increase of $293,596, or 443.1%. The increase in gross loss is directly related to the higher level of salaries and laboratory supplies utilized after our recent Icagen asset acquisition. The loss will return to profitability once the level of activity through the laboratory increases and staff are more efficiently utilized.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $5,384,442 and $4,502,353 for the years ended December 31, 2015 and 2014, respectively, an increase of $882,089 or 19.6%.

The major expenses making up selling, general and administrative expenses included the following:

	Year ended December 31,		Increase/	Percentage
	2015	2014	(decrease)	change

Marketing and selling expenses	$227,717	$39,817	$187,900	471.9%
Salary expenses	1,225,610	763,717	461,893	60.5%
Research and development salaries	251,309	309,747	(58,438)	(18.9)%
Severance expense	-	327,328	(327,328)	(100)%
Bonus expense	258,598	360,137	(101,539)	(28.2)%
Directors fees	220,000	152,500	67,500	44.3%
Stock option compensation charge	486,332	702,300	(215,968)	(30.8)%
Legal fees	742,437	598,098	144,339	24.1%
Consulting fees	814,942	375,198	439,744	117.2%
Audit fees and taxation services	63,600	56,100	7,500	13.4%
Repairs and maintenance	103,834	47,922	55,912	116.7%
Rental expense	405,016	338,764	66,252	19.6%
Travel Expenses	129,835	88,528	41,307	46.7%
	$4,929,230	$4,160,156	$769,074	18.5%

Marketing and selling expenses for the year ended December 31, 2015, primarily consists of marketing support provided by third party contractors and costs incurred to update our website. The costs of third party contractors were not incurred in the prior year, the marketing expense in the prior year consisted primarily of website design.

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

Total salary expenditure for the year ended December 31, 2015 and 2014, respectively is included in the following expense categories:

	Year ended December 31,		Increase/	Percentage
	2015	2014	(decrease)	change
Cost of sales	$1,224,992	$232,180	$992,812	427.6%

Selling, general and administrative expenses	1,225,610	763,717	461,893	60.5%

Research and development salaries	251,309	309,747	(58,438)	(18.9)%

	$2,701,911	$1,305,644	$1,396,267	106.9%

The increase in total salary expenditure for the year ended December 31, 2015 of $1,396,267 or 106.9% is primarily due to the acquisition of the assets and assumption of obligations to employees of the subsidiary of Pfizer. Obligations to an additional 18 employees were assumed in terms of the acquisition agreement, for six months of the financial year.

The salary expense included in cost of sales for the year ended December 31, 2015 increased by $992,812. The increase in salary expense charged to cost of sales during the current period was due to the acquisition of the 15 laboratory employees in the Icagen acquisition for six months of the financial year.

The salary expense charged to Selling, general and administrative expenses for the year ended December 31, 2015 increased by $461,893 is due to the acquisition of Icagen, which included an additional three administrative employees and the appointment of Richie Cunningham as our CEO in November 2014, resulting in a full years CEO cost compared to approximately eight months in the prior year. In addition, the lower revenues generated by Government sales in the current year, resulted in Cambridge and Los Alamos scientific personnel charging more of their time to administrative functions.

Research and development salaries for the year ended December 31, 2015 decreased by $58,438 due to the amount of time spent by our previous Cambridge and Los Alamos scientists on developing cell lines for future commercialization.

Severance expense in the prior year related to the severance of our previous CEO, Gary Altman, this was unrelated to the consolidation of our operations which took place in the current year.

Bonus expense decreased by $101,539. The current year bonus expense consisted of a guaranteed bonus paid to our CEO and accrued bonuses due to the Icagen employees based on pre-determined performance goals. In the prior year the bonus was a once-off discretionary bonus paid to certain consultants and our former Chief Scientific Officer for their extraordinary efforts in connection with the settlement of a legal matter.

Directors’ fees increased by $67,500. The increase was primarily due to the introduction of directors’ fees paid to non-executive directors of $25,000 per annum, per director, commencing on April 1, 2014. This amounted to a charge of $100,000 in the current year compared to $56,250 in the 2014 year. In addition to this, an agreement was reached with Mr. Timothy Tyson whereby he would serve as our non-executive chairman with effect from April 1, 2014 for a monthly fee of $10,000, resulting in an increase in expenditure of $23,750, over the prior year.

The decrease in the stock option compensation charge of $215,968 was primarily due to the acceleration of the vesting of the 514,900 stock options, in the prior year, granted to Gary Altman in terms of his severance agreement, 489,900 of these options expired.

Legal fees increased by $144,339 over the prior year. The increase consists of an increase in litigation expenditure of $76,316 over the prior year, due to the activity on the Eisenschenk matter which was offset by the decrease in activity on the LANS matter which was settled in the prior year. An increase in general corporate legal activity of $149,918 due to the costs incurred on raising additional funds, the filing of registration statements relating to the fund raising and the acquisition of certain of the assets of Icagen from Pfizer, this was offset by a decrease in legal fees on patents of $81,894.  The legal expenses incurred on litigation are not connected with our regular business activities and should be viewed as non-operating expenses.

The increase in consulting fees of $439,744 is primarily due to the increase in Investor Relations consulting expense of $157,500, an increase in bookkeeping fees of $29,650 due to the bookkeeper being retained for one month in the prior year, the retention of the services of a patent consultant at a cost of $154,561 in the current year and consulting costs of $47,350 relating to a feasibility study performed on advancing certain government contracts to drug development stage and initial fees of $44,250 on an overall pricing strategy study undertaken by Tufts University.

The increase in audit fees and taxation services of $7,500 is due to the increase in complexity of our business resulting in additional time required for the audit process.

Repairs and maintenance expense increased by $55,912 over the prior year, primarily due to maintenance costs of running the laboratory and office complex in North Carolina. Due to the size and the sophistication of this laboratory, the fee is approximately $12,000 per month.

Rent has increased by $66,252 due to the sub-lease of the Icagen premises located in Durham, North Carolina, for six months of the prior year. The monthly rental expense of the North Carolina site is approximately $13,800 per month, offset by the termination of the Los Alamos lease in November 2015 in terms of our consolidation undertaken during the current year.

Travel expenses increased by $41,307 primarily due to the increase in our staff numbers after the acquisition of Icagen and the number of staff travelling to meet commercial customers and a significant increase in sales and marketing activity by our CEO and certain members of our scientific team.

Depreciation and Amortization

We recognized depreciation expenses of $265,937 and $114,156 for the year ended December 31, 2015 and 2014, respectively, the increase is due to the Icagen asset acquisition and the initial valuation placed on the laboratory equipment acquired. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expense was $138,334 and $51,683 for the year ended December 31, 2015 and 2014. The increase in amortization expense is directly related to the acquisition of Icagen and the value placed on the discovery platform and assembled workforce acquired which are amortized over a ten-year period.

Other income/(expense)

Other income of $7,177,522, in the prior year, relates to the $7,000,000 cash settlement received from the Los Alamos National Security (“LANS”) matter and the recognition of fair value income of $177,522 upon the return of 157,500 common shares originally issued to LANS as consideration for the license agreement we had entered into.

Other expense of $2,222,989 and $490,625 for the years ended December 31, 2015 and 2014, respectively. Other expense consists of:

●	Legal settlement expenses of $1,984,750 in the current year and $490,625 in the prior year. The current year charge consists primarily of the settlement agreement reach with Bellows and an accrual for future settlement costs on the Eisenschenk matter and the prior year charge represented the expected cost of settling a portion of the Eisenschenk matter during 2014.

●	Severance costs of $124,977 in the current year. The current year charge represents the expected severance costs incurred on consolidating our Cambridge laboratory and Los Alamos laboratory into our North Carolina facility, this resulted in the severance of 5 employees.

●	A loss on the scrapping of certain assets of $113,721 which were no longer required upon the consolidation of our operations in North Carolina and the closure of our Cambridge, Massachusetts and Los Alamos, New Mexico laboratories

Interest expense

Interest expense included an imputed interest charge of $282,190 related to the estimated present value calculation performed on the deferred purchase consideration due on the acquisition of the Icagen assets. This imputed interest expense has no cash flow implications.

Change in fair value of derivative liabilities

In the prior year, the fair value of derivative liabilities was re-assessed at December 31, 2014 using a Black Scholes valuation model resulting in the increase of the liability by $1,881,181, the movement in liability is dependent upon external market factors. The warrants subject to derivative liability were exchanged for new warrants which are no longer afforded price protection. The derivative liability on warrants that are no longer price protected is no longer required and was applied to additional paid in capital as of December 31, 2014.

Income tax

The income tax charge in the current year represents the Alternative Minimum tax charge levied against our company for the 2014 tax year. We still have significant tax loss carry forwards, however the profit generated in the prior year resulted in a small tax liability on the Alternative Minimum Tax basis.

Net (loss) income

Net (loss) income totaled $(8,676,037) and $49,517 for the year ended December 31, 2015 and 2014, respectively. The increase in net loss during the current year is primarily due to the increased operating expenditure of the Company after the acquisition of the Icagen assets; the legal settlement reached with Bellows; the accrual for expected settlement costs on the Eisenschenk matter and the prior year litigation settlement included in other income, the imputed interest expense on the deferred purchase consideration and other movements discussed above, offset by the net movement of $1,881 181 in the derivative liability discussed above.

Liquidity and Capital Resources

We have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants and more recently from commercial customers and the settlement of a lawsuit. We completed a private placement on December 31, 2014 and January 7, 2015 that resulted in a gross cash injection of $8,855,000. We are also generating funds from commercial customers and government grants, however, we continue to experience losses and will need to raise additional funds to meet our working capital requirements, despite this we are dependent upon the outcome of settlement discussions we are having in our lawsuits. We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash needs for the next twelve months. We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

As of December 31, 2015 our Company had cash totaling $2,266,788, other current assets totaling $1,352,344 and total assets of $12,929,610. We had total current liabilities of $2,907,526 and a net working capital of $736,629. Total liabilities were $11,221,016, including deferred purchase consideration of $8,438,490. The deferred purchase consideration includes a net present value discount of $2,186,510 (made up of a gross present value discount of $2,468,700 less imputed interest expense of $282,190), the gross amount still due in terms of the acquisition agreement is $10,500,000 (net of a scheduled payment of $125,000 on March 1, 2016) of which $500,000 is dependent on the achievement of a revenue target with Pfizer and $10,000,000 is due based on an earn out charge of 10% of gross revenues commencing in January 2017. Our Series A convertible redeemable preferred stock totaled $133,350 resulting in a stockholders’ equity of $1,575,244.

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

As of December 31, 2015, we owed $142,502 in accordance with the terms of a Project Participation Agreement with the Incorporated County of Los Alamos that we entered into in September 2006. The loan bears interest at a rate of 5% per annum, is for a thirteen-year term, with monthly repayments of $3,547 that commenced on September 21, 2009. Due to the closure of the Los Alamos site, the County of Los Alamos has informed us that the full balance of the loan is now due and payable

An analysis of our cash flows from operating, investing and financing activities for the years ended December 31, 2015 and 2014 is provided below:

	Year ended December 31, 2015	Year ended December 31, 2014

Net cash (used in) generated by operating activities	$(6,967,740)	$1,825,257

Net cash used in investing activities	(700,918)	(142,653)

Net cash provided by financing activities	3,463,053	4,270,056

Net (decrease) increase in cash and cash equivalents	$(4,205,605)	$5,952,660

Net cash (used in) generated by operating activities was $(6,967,740) and $1,825,257 for the years ended December 31, 2015 and 2014, respectively. The decrease in cash generated by operating activities was primarily due to the following:

	Year ended December 31,		Increase/	Percentage
	2015	2014	(decrease)	change

Net income/(loss)	$(8,676,037)	$49,517	$(8,725,554)	*

Adjustments for non-cash items	2,376,741	3,068,961	(692,220)	(22.6)%

Changes in operating assets and liabilities	(668,444)	(1,293,221)	624,777	48.3%

Net cash (used) generated by operating activities	$(6,967,740)	$1,825,257	$(8,792,997)	(481.7)%

* Greater than 1,000%

The decrease in net income is discussed under net (loss) income in the results of operations for the year ended December 31, 2015 and 2014, respectively and includes an increase in operating expenditure of $1,209,417 discussed under selling, general and administrative expenses above, net legal settlement costs of $1,984,750 in the current year and net legal settlement proceeds in the prior year of $5,502,000 offset by legal settlement costs in the prior year of $490,625, a severance expense of $124,977 in the current year and a severance expense of $327,328 incurred in the prior year, a non-cash imputed interest expense of $282,190 relating to the present value discount of the deferred purchase consideration due to Pfizer, offset by a charge of $1,888,181 on derivative liabilities in the prior year.

The change in adjustments for non-cash items is primarily due to the increase in the derivative liability charge of $1,888,181, the non-cash imputed interest charge of $282,190, offset by the movement in non-cash legal settlements of $777,124, a non-cash loss on scrapping of assets on consolidation of our laboratory sites of $113,721 and an increase in non-cash depreciation and amortization of $267,452, primarily due to the acquisition of the Icagen assets.

The decrease in operating assets and liabilities is primarily due to the movement in investment in accounts receivable of $(865,451) the increase in the movement of prepaid expenses of $(280,945), primarily due to the investment in legal settlement deposits of $310,000 and the movement in payables and other accrued liabilities of $1,771,173 primarily due to the payment of legal bills accrued on the LANS matter in the prior year, offset by an increase in payable in the current year due to the increase in business activity.

Net cash used in investing activities was $700,918 and $142,653 for the years ended December 31, 2015 and 2014, respectively. In the current year, $375,000 was spent on the acquisition of the Icagen assets and a further $326,909 was primarily spent on software acquired directly related to the Icagen acquisition. The prior year investment of $142,653 consists primarily of laboratory equipment purchased for our Cambridge laboratory.

Net cash provided by financing activities was $3,463,053 and $4,270,056 for the years ended December 31, 2015 and 2014, respectively and is made up as follows:

	Year ended December 31,		Increase/	Percentage
	2015	2014	(decrease)	change

Movement in borrowings from banks and third parties	$(12,639)	$(280,027)	$267,388	(95.5)%

Net proceeds from stock issues and repurchases	3,523,992	4,579,857	(1,055,865)	(23.1)%

Dividends paid	(48,300)	(29,774)	(18,526)	62.2%

Net cash provided by financing activities	$3,463,053	$4,270,056	$(807,003)	(18.9)%

The movement in borrowings from banks and third parties in the current year included a software loan advance of $26,062 and repayment of our loan funds amounting to $38,701. In the prior year, the movement included the repayment of the LANB Term loan of $247,201 and repayments of loan funds of $32,826.

Net proceeds from stock issued included the sale of 548,019 common stock units at $7.00 per unit (pre reverse split), offset by share issue expenses of $314,541, in the prior year 716,981 common stock units at $7.00 per unit (pre reverse split) were sold, offset by share issue expenses of $439,010.

A dividend of $48,300 ($0.46 per share) was paid during the current year and $29,774 ($0.46 per share) was paid to the Series A stockholder in the prior year.

Capital Expenditures

Our current plan is to improve the efficiency of our laboratory operations by employing additional scientific personnel and equipment to further automate the processes required in our assay workflows to meet our customer requirements. We do not have a significant equipment budget for the 2016 year, however this is dependent on the volume of orders we receive from commercial customers and the laboratory throughput linked to those orders.

Critical Accounting Policies

Estimates

The preparation of these consolidated financial statements in accordance with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts and recovery of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment and intangible assets, the valuation of certain assets and intangibles acquired from Icagen, and assumptions used in assessing impairment of long-term assets and the assumptions used in determining percentage of completion on our long-term contracts.

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the year ended December 31, 2015 and 2014 was $251,309 and $309,747, respectively.

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2015 and 2014 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur. Our management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against and by us or un-asserted claims that may result in such proceedings, our management evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Intangible assets

Certain of our intangible assets are subject to amortization. We evaluate the recoverability of all of our intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Where intangibles are deemed to be impaired we recognize an impairment loss measured as the difference between the estimated fair value of the intangible and its book value.

a)    Cell lines

Cell lines acquired by the Company are reported at acquisition value less any impairment. The useful life of cell lines is estimated to be indefinite.

b)    Discovery platform

The discovery platform acquired by the Company is reported at acquisition value less accumulated amortization and any impairment. The estimated useful life of the discovery platforms acquired is estimated to be ten years.

c)    Trademarks and trade names

The Trademarks and trade names acquired by the Company is reported at acquisition value less any impairments. The estimated useful life of trademarks and trade names is estimated to be indefinite.

d)    Patents

Patents acquired by the Company are reported at acquisition value less accumulated amortization and impairments. The estimated useful life of patents is twenty years, the general useful life of patents.

e)    Assembled workforce

Assembled workforce acquired by the Company is reported at acquisition value less accumulated amortization and impairments. The estimated useful life of the assembled workforce is ten years.

f)    Amortization

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

Recent accounting pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the consolidated financial statements included herein.

Off Balance Sheet Arrangements

None.

Contractual Obligations

As a result of the agreement that we entered into with the subsidiary of Pfizer, we agreed to; (i) to continue to retain certain employees of the subsidiary until June 30, 2017, which we estimate will require additional compensation of $3,722,000; (ii) make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with a subsidiary of Pfizer Inc. include (a) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the service agreement we entered into has generated at least $4,000,000 in revenue; and (b) beginning in 2017, a quarterly earn out payment (the "Earn Out Payment") of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000; (iii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period January 1, 2016 to April 30, 2019 with annual escalations of 3.5%, estimated to be $597,177.

In addition, pursuant to the Mutual Release and Settlement Agreement that we entered into with Joel J. Bellows on September 28, 2015, we agreed to pay Mr. Bellows $1,650,000 (of which $433,333 remains to be paid commencing on March 31, 2016). To date, we have not generated sufficient revenue to pay all of these commitments. If we do not increase our revenue, we may be required to raise additional capital to meet our obligations which could result in dilution to stockholders.

Inflation

The effect of inflation on the Company's operating results was not significant.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 8.  Financial Statements and Supplemental Data

805 Third Avenue New York, NY 10022 212.838-5100 212.838.2676/ Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders

Icagen, Inc. (formerly XRpro Sciences, Inc.)

We have audited the accompanying consolidated balance sheets of Icagen, Inc. (formerly XRpro Sciences, Inc.) (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Icagen, Inc. (formerly XRpro Sciences, Inc.) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the consolidated financial statements, the Company has incurred recurring operating losses, which has resulted in an accumulated deficit of approximately $22.143 million at December 31, 2015. These conditions among others raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ RBSM LLP

April 14, 2016

New York, NY

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$2,266,788	$6,472,393
Accounts receivable, net	967,170	103,869
Prepaid expenses and other current assets	357,554	55,331
Investment in certificate of deposit	25,023	-
Assets held for resale	27,620	-
Total current assets	3,644,155	6,631,593
Non-current assets:
Intangible assets, net	7,723,873	491,207
Plant and equipment, net	1,561,582	481,651
Deposits	-	1,000
Investment in certificate of deposit	-	25,014
Total non-current assets	9,285,455	998,872

TOTAL ASSETS	$12,929,610	$7,630,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$934,710	$556,099
Other payables and accrued expenses	518,608	294,628
Legal settlement accrual	1,164,750	490,625
Loans payable	164,381	34,552
Deferred purchase consideration	125,000	-
Dividends payable	77	978,048
Total current liabilities	2,907,526	2,353,952
Non-current liabilities:
Deferred purchase consideration, net	8,313,490	-
Loans payable	-	142,502
Total non-current liabilities	8,313,490	142,502

TOTAL LIABILITIES	11,221,016	2,496,454

Convertible Redeemable Preferred Stock
Series A Cumulative Convertible Redeemable Preferred Stock, $0.001 par value, 400,000 shares designated, 105,000 shares issued and outstanding as of December 31, 2015 and 2014, liquidation preference is $5.70 per share.	133,350	133,350
Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 authorized shares, 6,600,000 shares undesignated and unissued.	-	-
Series B Cumulative Convertible Preferred Stock, $0.001 par value, 3,000,000 designated shares, 0 and 2,133,947 shares issued and outstanding as of December 31, 2015 and 2014, respectively, liquidation preference is $2.50 per share.	-	2,134
Common stock, $0.001 par value, 50,000,000 authorized shares, 6,808,857 and 3,780,847 shares issued and 6,481,857 and 3,453,847 outstanding as of December 31, 2015 and 2014, respectively. *	6,482	3,453
Additional paid in capital	23,711,824	18,413,353
Treasury stock, at cost (327,000 shares of common stock as of December 31, 2015 and 2014). *	(237)	(237)
Accumulated deficit	(22,142,825)	(13,418,042)
Total stockholders’ equity	1,575,244	5,000,661

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,929,610	$7,630,465

*	After giving retrospective effect to a 2 for 1 reverse stock split which became effective on March 25, 2015 after filing a certificate of amendment to the certificate of incorporation.

See notes to the consolidated financial statements

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2015	Year ended December 31, 2014

Sales	$1,589,111	$541,794

Cost of sales	1,948,963	608,050

Gross loss	(359,852)	(66,256)

Operating expenses:
Selling, general and administrative expenses	5,384,442	4,502,353
Depreciation	265,937	114,156
Amortization	138,334	51,683
Total operating expenses	5,788,713	4,668,192

Operating loss	(6,148,565)	(4,734,448)

Other (expense) income
Other income	-	7,177,522
Other expense	(2,222,989)	(490,625)
Interest income	5,776	101
Interest expense	(291,221)	(14,852)
Change in fair value of derivative financial liabilities	-	(1,888,181)

Total other (expense) income	(2,508,434)	4,783,965

Net (loss) income before income tax	(8,656,999)	49,517

Income tax	(19,038)	-

Net loss (income)	(8,676,037)	49,517

Preferred stock dividends	(48,746)	(618,805)

Net loss applicable to common stock	$(8,724,783)	$(569,288)

Net loss per common stock: -
Basic and diluted	$(1.39)	$(0.28)

Weighted average number of common stock outstanding: -
Basic and diluted*	6,273,112	2,037,838

*	After giving retrospective effect to a 2 for 1 reverse stock split which became effective on March 25, 2015 after filing a certificate of amendment to the certificate of incorporation.

See notes to the consolidated financial statements

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

	Common Stock		Series B Preferred Stock		Treasury	Additional		Total Stockholder’s
	Number of shares*	Amount	Number of shares	Amount	stock Amount	Paid-in capital	Accumulated deficit	Equity (deficit)
Balance at January 1, 2014	2,098,635	$2,098	2,133,947	$2,134	$(237)	$10,477,771	$(12,848,754)	$(2,366,988)

Cancellation of shares in terms of legal settlement agreement	(78,750)	(79)	-	-	-	(177,443)	-	(177,522)

Common shares issued for cash	1,433,962	1,434	-	-	-	5,017,433	-	5,018,867

Share issue expenses related to common stock issuance	-	-	-	-	-	(439,010)	-	(439,010)

Fair value of stock options issued to employees	-	-	-	-	-	702,300	-	702,300

Elimination of derivative liability on anti-dilutive price protected warrants exchanged for warrants exercisable at fixed prices	-	-	-	-	-	2,832,302	-	2,832,302

Net income	-	-	-	-	-	-	49,517	49,517

Preferred stock dividend	-	-	-	-	-	-	(618,805)	(618,805)

Balance at December 31, 2014	3,453,847	3,453	2,133,947	2,134	(237)	18,413,353	(13,418,042)	5,000,661

Common shares issued for cash	1,096,040	1,096	-	-	-	3,835,037	-	3,836,133

Share issue expenses related to common stock issuance	-	-	-	-	-	(314,541)	-	(314,541)

Conversion of Series B Preferred stock to common stock	1,524,269	1,524	(2,133,947)	(2,134)	-	610	-	-

Common shares issued in lieu of series B Preferred stock dividends	279,551	280	-	-	-	978,137	-	978,417

Common stock issued upon exercise of warrants	20,000	20	-	-	-	380	-	400

Common stock issued in legal settlement	88,750	90	-	-	-	310,535	-	310,625

Restricted stock awarded to director	19,000	19	-	-	-	46,531	-	46,550

Common stock issued upon exercise of options	400	-	-	-	-	2,000	-	2,000

Fair value of stock options and warrants issued	-	-	-	-	-	439,782	-	439,782

Net loss	-	-	-	-	-	-	(8,676,037)	(8,676,037)

Preferred stock dividend	-	-	-	-	-	-	(48,746)	(48,746)

Balance at December 31, 2015	6,481,857	$6,482	-	$-	$(237)	$23,711,824	$(22,142,825)	$1,575,244

*	After giving retrospective effect to a 2 for 1 reverse stock split which became effective on March 25, 2015 after filing a certificate of amendment to the certificate of incorporation.

See notes to the consolidated financial statements

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2015	Year ended December 31, 201

Cash flow from operating activities
Net (loss) income	$(8,676,037)	$49,517
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	265,937	114,156
Amortization	138,334	51,683
Stock based compensation	486,332	702,300
Loss (gain) on plant and equipment scrapped	113,721	(462)
Non cash Legal settlement accrual	984,750	490,625
Non cash equity legal settlements	105,477	(177,522)
Non cash implied interest on acquisition of Icagen assets	282,190	-
Loss on change in fair value of derivative financial liability	-	1,888,181
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(863,301)	2,150
Increase in prepaid expenses and other current assets	(302,223)	(21,278)
Increase (decrease) in accounts payable	378,611	(1,154,074)
Increase (decrease) in other payables and accrued expenses	118,469	(120,019)
Net cash (used in) provided by operating activities	(6,967,740)	1,825,257

Cash flow from investing activities
Acquisition of Icagen assets	(375,000)	-
Purchase of plant and equipment	(326,909)	(144,393)
Proceeds from disposal of vehicles	-	2,750
Return of (Investment in) deposits	1,000	(1,000)
Investment in certificates of deposit	(9)	(10)
Net cash used in investing activities	(700,918)	(142,653)

Cash flow from financing activities
Advance on software loan	26,062	-
Repayment of software loan	(4,103)	-
Repayment of term loan	-	(247,201)
Repayment of Los Alamos County loan	(34,598)	(32,826)
Proceeds from Common stock units issued	3,836,133	5,018,867
Proceeds from warrants and options exercised	2,400	-
Share issue expenses	(314,541)	(439,010)
Series A Preferred stock dividend paid	(48,300)	(29,774)
Net cash provided by financing activities	3,463,053	4,270,056

Net (decrease) increase in cash	(4,205,605)	5,952,660
Cash at the beginning of the year	6,472,393	519,733
Cash at the end of the year	$2,266,788	$6,472,393

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$8,997	$15,224
Income taxes	$19,038	$-

Non cash investing and financing activities:
Common shares issued to partially settle liability	$310,625	$-
Series B dividends paid in common stock	$978,417	$-
Accrued Preferred stock dividends	$48,746	$618,805
Conversion of Series B Preferred stock into common stock	$2,134	$-
Acquisition of assets as part of asset Purchase and Collaboration Agreement	$8,531,300	-
Reclassification of fixed assets to assets held for resale	$27,620	-
Elimination of derivative financial liability on anti-dilutive price protected warrants exchanged for warrants exercisable at fixed prices	$-	$2,832,302

See notes to the consolidated financial statements

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

Icagen, Inc. (formerly known as XRpro Sciences, Inc. and Caldera Pharmaceuticals, Inc., “the Company”, “we”, “us”, “our”) is a Delaware corporation. The principal office is located in Durham, North Carolina. The Company was incorporated in November 2003.

Effective August 28, 2015, the Company changed its name from XRpro Sciences, Inc. to Icagen, Inc.

On July 1, 2015, the Company consummated its purchase of certain assets from Icagen Inc., a wholly owned subsidiary of Pfizer Inc. (“Pfizer”) under the terms of an asset purchase and collaboration agreement that the Company entered into on June 26, 2015, pursuant to which the Company acquired certain assets of Icagen (including certain cell lines, office equipment, servers, biology instruments, benchtops and the Icagen name), assumed certain liabilities of Icagen and agreed to continue the employment of several employees of Icagen for at least two years. The Company agreed to pay: (i) an upfront cash purchase price of $500,000, of which $125,000 was paid at closing date, a further two payments of $125,000 each was paid on September 1, 2015 and December 1, 2015, respectively with a further payment of $125,000 paid on March 1, 2016; (ii) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the MSSA (as defined below) has generated at least $4,000,000 in revenue; and (iii) beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000.

In terms of US GAAP, the total purchase consideration, including Earn Out Payments of $11,000,000 were discounted back to present value at the company’s estimated weighted average cost of capital of 6.7%, resulting in an estimated present value of future payments of $8,531,300. The discount of $2,468,700 over the estimated purchase price of $11,000,000 will be expensed as an additional interest expense over the estimated period in which the payments are expected to be made. The discount will be evaluated at each reporting period to determine if our assumptions are still valid.

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

The Company has an extensive platform of assay tools and technologies for the interrogation of ion channel and transporter function and pharmacological modulation including our proprietary label free XRpro® technology. With its extensive experience in ion channels, screening, and drug development, the Company has built an extensive portfolio of over 1000 cell lines, including cell lines stably expressing recombinant human ion channels and transporters, species orthologs and distinct disease-related or drug binding site mutants. These tools form the basis for compound screening, selectivity assays, detailed assessment of activity, and mechanism of action studies.

Icagen also offers a full complement of assay technologies including high throughput fluorescence, manual and automated electrophysiology, and radiotracer flux assays. Combined with the Company’s cell line and assay development expertise, these technologies enable the Company to rapidly provide quality screening for a broad set of ion channels and transporters.

The Company is the only provider that offers XRpro, a label-free technology that leverages the unique capabilities of X-ray fluorescence for high-throughput ion flux assays. XRpro technology directly measures elements across the periodic table, from monovalent and divalent ions including potassium and calcium to halogens and transition metals including zinc. Combined with the penetrating ability of X-rays to deal with complex solutions including 100% serum, the system enables analysis of electrogenic and non-electrogenic systems that challenge other technologies.

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

Icagen, Inc. - Parent Company

XRpro Corp. - Wholly owned subsidiary

Caldera Discovery, Inc. - Wholly owned subsidiary (formed on March 27, 2015)

XRpro Sciences, Inc. – Wholly owned subsidiary (formed on December 10, 2015)

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Estimates

The preparation of these consolidated financial statements in accordance with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts and recovery of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment and intangible assets, the valuation of certain assets and intangibles acquired from Icagen, and assumptions used in assessing impairment of long-term assets and the assumptions used in determining percentage of completion on our long-term contracts.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against and by the Company or un-asserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

Intangible assets

Certain of our intangible assets are subject to amortization. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Where intangibles are deemed to be impaired we recognize an impairment loss measured as the difference between the estimated fair value of the intangible and its book value.

a)    Cell lines

Cell lines acquired by the Company are reported at acquisition value less any impairment. The useful life of cell lines is estimated to be indefinite.

b)    Discovery platform

The discovery platform acquired by the Company is reported at acquisition value less accumulated amortization and any impairment. The estimated useful life of the discovery platforms acquired is estimated to be ten years.

c)    Trademarks and trade names

The Trademarks and trade names acquired by the Company is reported at acquisition value less any impairments. The estimated useful life of trademarks and trade names is estimated to be indefinite.

d)    Patents

Patents acquired by the Company are reported at acquisition value less accumulated amortization and impairments. The estimated useful life of patents is twenty years, the general useful life of patents.

e)    Assembled workforce

Assembled workforce acquired by the Company is reported at acquisition value less amortization and impairments. The estimated useful life of the assembled workforce is ten years.

f)    Amortization

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

We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of December 31, 2015.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

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

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits of corporations, the current limit of coverage is $250,000. As a result of this coverage the Company has cash balances of $1,987,229 that are not covered by the FDIC as of December 31, 2015.

Concentration of major customers

The Company derives its revenues from commercial pharmaceutical and biotechnology companies as well as from Government research contracts and Government grants.

The commercial revenues are currently from major pharmaceutical companies.

The Government research contracts are primarily from one government agency; the National Institutes of Health. The granting of research contracts from Government agencies is a competitive process and there is no certainty that we will be awarded future contracts, which may cause our revenue to fluctuate from year to year. Furthermore, Government grants are subject to audits by the granting agency. If such audits were to determine that expenditures of the grant funds did not meet the applicable criteria, these amounts could be subject to retroactive adjustment and refunded to the granting agency.

Total revenues by customer type are as follows:

	Year ended December 31, 2015	Year ended December 31, 2014

Commercial customers	$1,329,337	$86,700

National Institutes of Health	259,775	455,094

Total revenues	$1,589,112	$541,794

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

The balance of the receivables provision as at December 31, 2015 and 2014 was $19,084. The amount charged to bad debt provision for the year ended December 31, 2015 and 2014 was $0.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with three financial institutions in the USA.

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the year ended December 31, 2015 and 2014 was $251,309 and $309,747, respectively.

Patent Costs

Legal costs in connection with approved patents and patent applications are expensed as incurred and classified as Selling, general and administrative expense in our consolidated statements of operations.

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2015 and 2014 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

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

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to the related party.

Derivative Liabilities

The Company has no derivative financial instruments as of December 31, 2015. The Company assessed the classification of its derivative financial instruments as of December 31, 2014, which consisted of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

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

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). This guidance eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value (“NAV”) per share practical expedient in the FASB’s fair value measurement guidance. The new standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015 The Company does not expect the adoption of ASU 2015-07 to have a material effect on its consolidated financial statements.

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

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows.

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

Recent accounting pronouncements (continued)

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

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

3.	GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $(8,676,037) and a net profit of $49,517 during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company had accumulated deficits of $22,142,825 and $13,418,042. The Company’s working capital decreased from $4,277,641 at December 31, 2014 to $736,629 at December 31, 2015. The Company’s working capital is insufficient to meet its short-term cash requirements and fund any future operating losses. These operating losses create an uncertainty about the Company’s ability to continue as a going concern. Our plan, through the acquisition of the assets of Icagen and the continued promotion of our services to existing and potential customers is to generate sufficient revenues to cover our anticipated expenses. The Company is currently exploring several options to meet our short-term cash requirements, including bridge note funding, an equity raise or loan funding from third parties. Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, the management of the Company believes that the revenue to be generated from operations together with potential bridge note funding, additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital contributions or financing to fund ongoing operations.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31, 2015	December 31, 2014

Prepaid insurance	$19,714	$18,093
Prepaid rent	2,500	20,936
Prepaid equipment maintenance	15,123	14,754
Prepaid Subscriptions	5,106	-
Surety bond	310,000	-
Other	5,111	1,548
	$357,554	$55,331

A surety bond of $310,000 was posted as security for the sanctions levied against the Company in the Litigation with the Estate of Sigmund Eisenschenk, the bond was necessary and we have appealed these sanctions (refer note 23 below).

5.	ASSETS HELD FOR RESALE

The Company closed its Los Alamos and Cambridge sites during the fourth quarter of the current year and consolidated its operations at the Icagen site in North Carolina. Excess laboratory equipment that was surplus to its requirements were consigned to a company that specializes in selling used laboratory equipment. The equipment is expected to realize a net, $27,620 after deduction of all sales commissions and associated costs.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	ACQUISITION OF ASSETS OF ICAGEN INC.

On July 1, 2015, the Company consummated its purchase of certain assets of Icagen Inc., a wholly owned subsidiary of Pfizer Inc. (“Pfizer”) under the terms of an asset purchase and collaboration agreement that the Company entered into on June 26, 2015, pursuant to which the Company acquired certain assets of Icagen (including certain cell lines, office equipment, servers, biology instruments, benchtops and the Icagen name), assumed certain liabilities of Icagen and agreed to continue the employment of several employees of Icagen for at least two years. The Company agreed to pay: (i) an upfront cash purchase price of $500,000, of which $125,000 was paid at closing date, a further $125,000 was paid in September 1, 2015 and $125,000 was paid on December 1, 2015 and a further payment of $125,000 was made on March 1, 2016; (ii) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the MSSA has generated at least $4,000,000 in revenue; and (iii) beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000.

In terms of US GAAP, the total purchase consideration, including Earn Out Payments of $11,000,000 were discounted back to present value at the company’s estimated weighted average cost of capital of 6.7%, resulting in an estimated present value of future payments of $8,531,300. The discount of $2,468,700 over the estimated purchase price of $11,000,000 will be expensed as an additional interest expense over the estimated period in which the payments are expected to be made. The discount will be evaluated at each reporting period to determine if our assumptions are still valid.

The fair value allocation for the fixed assets, including laboratory equipment and computer equipment, cell lines, biology platform, trademarks and tradename resulting from the acquisition of the Icagen assets from Pfizer, Inc. was based on management’s estimates as of July 1, 2015, the date of the acquisition. The Company retained the services of an independent valuation firm to determine the fair value and the allocation basis of the identifiable intangible assets. The purchase price was adjusted by $2,468,700 to take into account the estimated present value of the estimated future payments to be made in terms of the asset purchase agreement and the net result was reallocated based on the outcome of the asset valuation.

The purchase price allocated to the acquisition of the assets of Icagen Inc. is made up as follows:

Amount
Cash payments on July 1, 2015, September 1, 2015 and December 1, 2015	$375,000
Cash payment on March 1, 2016	125,000
Cash payment due on July 1, 2017	500,000
Deferred earn out payments	10,000,000
$11,000,000
Present value discount on future payments	(2,468,700)
8,531,300

During the year ended December 31, 2015, the Company charged to operations, non-cash implied interest on the acquisition of the Icagen assets of $282,190.

The allocation of the discounted purchase price to the assets acquired is as follows:

Amount
Laboratory equipment	$1,145,005
Computer equipment	15,295
Cell lines	5,000,500
Discovery Platform	1,450,500
Trade name	637,500
Assembled Workforce	282,500
Total	$8,531,300

7.	INTANGIBLE ASSETS

a.	Cell lines and discovery platform

In terms of the purchase agreement entered into between the Company and Pfizer, Icagen has established a core set of technologies for the discovery of drugs that act upon ion channel targets. All of the assets acquired were developed internally by Icagen and are based upon its ion channel platform and include the following acquired components:

●	Extensive cell line and plasmid repositories

●	Technologies including High Throughput screening (HTS), electrophysiology, informatics, in vitro and in vivo ADME, animal efficacy and safety models.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	INTANGIBLE ASSETS (continued)

The value placed on these individual components is $5,000,500 for cell lines and $1,450,500 for the discovery platform, no initial value has been ascribed to plasmid repositories due to the commodity nature of these plasmids.

The useful life ascribed to the cell lines is indefinite due to the proprietary nature of these internally generated cell lines and the useful life of the acquired discovery platform is expected to be ten years based on our internal experience on the usefulness of internally generated procedures and protocols used in ion channel drug discovery procedures. The cell lines and discovery platform will be considered for impairment on a regular basis.

b.	Trade name and trademarks

In terms of the purchase agreement entered into between the Company and Pfizer, the name and all rights to the name of Icagen were assigned to us. The use of this name, which was the original name of the publicly traded company acquired by Pfizer in 2011, has significant value and is a well-known industry name. The value placed on the trade name and trademarks acquired is $637,500. The useful life of the trade name and trademarks is indefinite and will be tested for impairment on a regular basis.

c.	Assembled workforce

In terms of the purchase agreement entered into between the Company and Pfizer, we agreed to retain the services of the scientific personnel who have extensive knowledge and experience in ion channel research and services. This workforce was originally acquired by Pfizer and prior to that had worked for the original Icagen company. The value placed in the assembled workforce acquired is $282,500, the useful life is expected to be ten years based on our estimate of the useful life of current knowledge and the rate of evolution within the industry.

d.	Patents

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

The patents consist of the following:

●	Method for Detecting Binding Events Using Micro X-Ray Fluorescence Spectrometry, which includes an issued U.S. patent that is expected to expire in about 2021;

●	Flow Method and Apparatus for Screening Chemicals Using Micro X-Ray Fluorescence, which includes issued patents in the U.S., Japan and Singapore, as well as a pending application in Europe, such patents and patent application, if issued, are expected to expire in 2022;

●	Method and Apparatus for Detecting Chemical Binding, which includes about 10 issued patents in the U.S., Europe, Japan and Singapore; such patents are expected to expire in 2023;

●	Drug Development and Manufacturing, which includes an issued U.S. patent that is expected to expire in about 2021.

●	Advanced Drug Development and Manufacturing, which includes over 15 issued foreign patents, in Europe, Japan, and Hong Kong, expected to expire in about 2026, and pending applications in the U.S. and Japan which, if issued, are expected to expire between 2021-2026.

●	Well Plate/Apparatus for Preparing Samples for Measurement by X-Ray Fluorescence Spectrometry, which includes issued patents in the U.S. and Japan, which are expected to expire in about 2028, and pending applications in the U.S., Europe, and Japan, which, if issued, are also expected to expire in 2028.

●	Method and Apparatus for Measuring Protein Post Translational Modification, which includes a patent issued in Japan, which is expected to expire in about 2028 and pending applications in U.S., Europe and Japan, which, if issued, are also expected to expire in about 2028.

●	Method and Apparatus for Measuring Analyte Transport Across Barriers, which includes 2 issued U.S. patents and issued patents in China and Hong Kong, which are expected to expire in about 2030/2031, and pending applications in U.S., Europe, and China, which, if issued, are also expected to expire in about 2030.

●	Method for Analysis Using X-Ray Fluorescence, which includes an issued U.S. patent, which is expected to expire in 2031, and three pending U.S. patent applications which, if issued, are expected to expire in 2031.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	INTANGIBLE ASSETS (continued)

Intangible assets consist of the following:

	December 31, 2015			December 31, 2014
	Cost	Amortization and impairment	Net book value	Net book value

Cell lines	$5,000,500	$-	$5,000,500	$-
Biology platform	1,450,500	(72,525)	1,377,975	-
Trade name and trademarks	637,500	-	637,500	-
Assembled workforce	282,500	(14,125)	268,375	-
Patents, at cost	972,000	(532,477)	439,523	491,207
	$8,343,000	$(619,127)	$7,723,873	$491,207

The aggregate amortization expense charged to operations was $138,334 and $51,683 for the year ended December 31, 2015 and 2014, respectively. The amortization policies followed by the Company are described in Note 2.

Amortization expense for future periods is summarized as follows:

Amount
2016	$224,984
2017	224,984
2018	224,984
2019	224,984
2020 and thereafter	1,185,937
Total	$2,085,873

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	PLANT AND EQUIPMENT

Included in plant and equipment is laboratory equipment and computer equipment valued at $1,145,005 and $15,295, respectively, acquired in terms of the acquisition agreement entered into with Pfizer on July 1, 2015. The useful lives of this equipment are estimated at seven years and three years respectively.

The Company has acquired computer software of $247,733 directly related to the acquisition of Icagen and necessary to continue operating our biology platforms. The estimated useful life of this software is between 1 and 3 years.

Plant and equipment consists of the following:

	December 31, 2015			December 31, 2014
	Cost	Amortization and impairment	Net book value	Net book value
Leasehold improvements	$4,263	$(303)	$3,960	$-
Furniture and fittings	-	-	-	18,442
Laboratory equipment	1,798,679	(459,560)	1,339,119	446,729
Computer Software	247,733	(53,657)	194,076	-
Computer equipment	28,572	(4,145)	24,427	16,480
	$2,079,247	$(517,665)	$1,561,582	$481,651

The aggregate depreciation charge to operations was $265,937 and $114,156 for the year ended December 31, 2015 and 2014, respectively. The depreciation policies followed by the Company are described in Note 2. During the year ended December 31, 2015, the Company scrapped certain fixed assets and recorded a loss on scrapping of fixed assets of $113,721.

9.	OTHER PAYABLES AND ACCRUED EXPENSES

	December 31, 2015	December 31, 2014
Credit card liabilities	$-	$10,393
Vacation and Sick Pay accrual	93,104	125,394
Payroll liabilities	174,399	66,731
Severance cost accrual	67,315	-
Other	183,790	92,110
	$518,608	$294,628

The Company decided to consolidate its operations into one location in Durham, North Carolina. The laboratories maintained in Los Alamos, New Mexico and Cambridge, Massachusetts were both closed at the end of their lease terms.

In terms of this consolidation, five members of staff accepted severance packages. To date, we have paid approximately $84,000 in severance costs, with a further $67,315 to be incurred over the next four months.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES

The income tax provision/ (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate of 35% to income before income tax expense. The items causing this difference for the years ended December 31, 2015 and 2014 are as follows:

	Year ended December 31, 2015	Year ended December 31, 2014

Income tax (benefit) provision at federal statutory rate	$(3,036,000)	$17,000
State taxes, net of federal (benefit) provision	(434,000)	3,000
Derivative financial liability	-	755,000
Stock based compensation	125,000	281,000
Accrual to cash adjustments	229,000	(363,000)
Prior year under provision	(145,000)	(33,000)
Other	211,000	(13,000)
	(3,050,000)	647,000
Utilization of Net operating loss carry forwards	-	(647,000)
Valuation allowances	3,050,000	-
	$-	$-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets
Accrual to cash adjustments	$506,000	$474,000
Options based compensation	828,000	703,000
Capital loss	50,000	50,000
Plant and equipment	74,000	-
Amortization of intangibles	6,000	-
Net operating loss	5,372,000	2,209,000
	6,836,000	3,436,000
Valuation allowance	(6,836,000)	(3,256,000)
	-	180,000
Deferred tax liabilities
Plant and equipment	-	(131,000)
Amortization of intangibles	-	(49,000)
	$-	$-

We have established a valuation allowance against our gross deferred tax assets sufficient to bring our net deferred tax assets to zero due to the uncertainty surrounding the realization of such assets. Management has determined it is more likely than not that the deferred tax assets are not realizable beyond our deferred tax liabilities due to our historical loss position. The valuation allowance increased by $3,580,000 due to the net operating loss realized in the current year, including a true-up of prior year deferred taxes of $495,000.

At December 31, 2015, we had tax loss carry forwards of approximately $13,430,000. These net operating loss carry forwards expire in 2035, if unused. The Company files its tax returns on a cash basis.

Pursuant to the Internal Revenue Code of 1986, as amended, ("IRC") §382, our ability to use net operating loss carry forwards to offset future taxable income is limited if we experience a cumulative change in ownership of more than 50% within a three-year period.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	LEGAL SETTLEMENT LIABILITIES

The legal settlement liability is disclosed as follows:

	December 31, 2015	December 31, 2014
Legal Settlement accrual – Bellows matter	$466,250	$-
Legal settlement accrual – Eisenschenk matter	516,250
Legal settlement – other	10,000	-
Judgement liability	172,250	490,625
	$1,164,750	$490,625

Pursuant to the terms of a settlement agreement reached with Bellows on September 28, 2015, the Company agreed to settle all legal matters with Bellows for a cash settlement of $1,650,000, with Bellows surrendering into escrow the 105,000 Series A preferred shares currently held by him and relinquishing his rights to any further dividend payments on those shares. In terms of the settlement agreement $600,000 was paid on October 28, 2015 and a further $400,000 was paid on December 31, 2015. The balance of $650,000 is due in six equal installments of $108,333 each month end, commencing on January 31, 2016, to date we have paid $325,000. Upon full payment of the $650, 000, the escrow Series A preferred shares will be released to the Company. See note 23 below.

The Company is attempting to settle the Eisenschenk matter, as disclosed in note 23 below, we estimate that the net settlement cost in this matter is approximately $516,250.

The Company has accrued a settlement to Lyon and Lane in exchange for them relinquishing their claim of indemnity for the sanctions levied against the Company, Lyon and Lane and Crane, no agreement has been reached as yet.

The judgement liability represents the outstanding court sanction against the Company in the “Litigation with the estate of Sigmund Eisenschenk”, on March 16, 2015 as disclosed in note 23 below, less the $92,750 sanction which has already been paid by Lyon and Lane.

The net legal settlement expense is disclosed as follows:

	Year ended December 31, 2015	Year ended December 31, 2014
Legal Settlement accrual – Bellows matter	$1,650,000	$-
Legal settlement accrual – Eisenschenk matter	516,250	-
Estimated value of Series A preferred shares to be returned	(183,750)	-
Estimated Lyon and Lane settlement amount	10,000	-
Additional judgment settlement liability required	85,000	490,625
Reduction in judgement liability on Lyon and Lane settlement	(92,750)	-
	$1,984,750	$490,625

12.	LOANS PAYABLE

	December 31, 2015	December 31, 2014
Short term portion
Los Alamos County project participation loan	$142,502	$34,552
Asset funding agreement	21,879	-
	164,381	34,552
Long term portion
Los Alamos County project participation loan	-	142,502
Total	$164,381	$177,054

The amortization of the principal outstanding on the loans payable is as follows:

Amount

Within 1 year	$164,381

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	LOANS PAYABLE (continued)

Los Alamos County project participation loan

The Company entered into a Project Participation Agreement (as Amended) and a Loan Agreement with the Incorporated County of Los Alamos as of September 21, 2006. The Agreement provided for funding up to a maximum of $2,200,000 for the construction of a building and purchase of equipment. The maximum amount of equipment to be funded out of the total available loan of $2,200,000 was $625,000. The term of the loan is 13 years. The loan agreement provided for no repayments for 36 months with 120 equal monthly repayments commencing on September 21, 2009. The interest rate on the loan is 5% per annum. The assets funded in terms of the Project Participation Agreement and the Loan Agreement is to be used as security for the balance of the loan outstanding. The Company made use of the loan to purchase assets amounting to $302,009 during the 2007 financial year. Repayments of the loan commenced on September 21, 2009 at an interest rate of 5% per annum with equal monthly repayments of $3,547, inclusive of interest. The Company owed $142,502 and $177,054 as of December 31, 2015 and December 31, 2014, respectively. Due to the closure of the Los Alamos site, the County of Los Alamos has informed the Company that the full balance of the loan is now due and payable.

The Company entered into a short term asset funding agreement for $26,062 to acquire certain software related to the Icagen acquisition. The term of the loan is for twelve months with 12 equal installments of $2,313. The interest rate on the loan is 11.8% per annum. The Company owed $21,879 as of December 31, 2015.

13.	DEFERRED PURCHASE CONSIDERATION

In accordance with the terms of the Icagen asset purchase agreement entered into on July 1, 2015, the Company has the following deferred purchase price obligations:

●	$125,000 paid on March 1, 2016;

●	an additional $500,000 is due on July 1, 2017, provided that Pfizer has generated at least $4,000,000 in revenue, there are no indications that the targets will not be met;

●	commencing January 1, 2017, the Company is obligated to pay additional purchase price consideration calculated as 10% (ten percent) of gross revenues to Pfizer, Inc. This obligation is capped at a maximum of $10,000,000. These earn out payments are payable quarterly, 60 days after the completion of each calendar quarter. There are no indications that we will not meet the maximum earn out payment.

In terms of US GAAP, the total purchase consideration, including Earn Out Payments of $11,000,000 were discounted back to present value at the company’s estimated weighted average cost of capital of 6.7%, resulting in an estimated present value of future payments of $8,531,300. The discount of $2,468,700 over the estimated purchase price of $11,000,000 will be expensed as an additional interest expense over the estimated period in which the payments are expected to be made. The discount will be evaluated at each reporting period to determine if our assumptions are still valid.

Deferred purchase consideration is disclosed as follows:

	December 31, 2015	December 31, 2014

Short term portion
Deferred purchase consideration	$125,000	$-
Long term portion
Deferred purchase consideration	10,500,000	-
	10,625,000	-
Present value discount on future payments	(2,468,700)	-
Imputed interest expense	282,190	-
Total	$8,438,490	$-

14.	PREFERRED STOCK

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.001 par value each of which 400,000 are designated as Series A 8% convertible redeemable preferred shares of $0.001 each and 3,000,000 are designated as Series B convertible preferred shares of $0.001 each, with the remaining 6,600,000 preferred shares remaining undesignated.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.	PREFERRED STOCK (continued)

Series A 8% Convertible, Redeemable Preferred Stock (“Series A Stock”)

Series A Stock consists of 400,000 designated shares of $0.001 par value each, 105,000 shares issued and outstanding as of December 31, 2015 and 2014.

On September 28, 2015, the Company entered into a settlement agreement whereby Bellows surrendered into escrow his Series A shares to the Company. These shares are held in trust with our legal counsel until such time as the final installment, as disclosed under note 11 above has been paid.

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

Redemption

The Company has the option to redeem the Series A Stock at a price equal to 130% of the initial investment in the Company by the stockholder at any time after giving the investors notice and allowing them to exercise their conversion rights into common stock 30 days after notice has been received.

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

No accrual for Series A Stock dividends was made for the year ended December 31, 2015 due to the settlement agreement with Bellows, the remaining Series A stockholder, disclosed in note 23 below. An accrual for Series A Stock dividends of $48,300 was made for the year ended December 31, 2014.

During the year ended December 31, 2015 and 2014, the Company paid $48,300 and $29,774, respectively of accrued Series A stock dividends.

Series B Convertible Preferred Stock (“Series B Stock”)

Series B Stock consists of 3,000,000 designated shares of $0.001 par value each, 0 and 2,133,947 shares issued and outstanding as of December 31, 2015 and 2014.

On January 31, 2015, in accordance with the terms of various exchange agreements (the “Series B Preferred Stock Exchange Agreements”) entered into between the Company, and the holders of its outstanding Series B Preferred Stock, each holder of Series B Preferred Stock  exchanged all of their shares of Series B Preferred Stock for the number of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) determined by dividing the sum of the amount of the holder’s initial investment in the Series B Preferred Stock, plus all accrued and unpaid dividends owed to the holder, by $3.50. All 2,133,947 outstanding shares of the Company’s Series B Preferred Stock, including accrued and unpaid dividends thereon, were exchanged for 1,803,820 shares of the Common Stock, resulting in no shares of Series B Preferred Stock outstanding.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.	PREFERRED STOCK (continued)

Series B Convertible Preferred Stock (“Series B Stock”) (continued)

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

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.	PREFERRED STOCK (continued)

Series B Convertible Preferred Stock (“Series B Stock”) (continued)

Voting

Except as otherwise required by law and except as set forth below, holders of Series B Stock will, on an as-converted basis, vote together with the Common Stock as a single class. Each holder of Series B Stock is entitled to cast the number of votes equal to two times the number of shares of Common Stock into which such shares of Series B Stock could be converted at the record date for determining stockholders entitled to vote at the meeting. The approval by holders of a majority of the Series B Stock, voting separately as a class, will be required for the creation of any class or series of preferred stock ranking senior to or pari-passu with the Series B Stock as to payments of dividends or upon the liquidation of the Company.

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

An accrual for Series B Stock dividends of $48,746 and $570,505 was made for the year ended December 31, 2015 and 2014, respectively.

15.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 6,808,857 and 3,780,847 shares issued and 6,481,857 and 3,453,847 shares outstanding as of December 31, 2015 and 2014, respectively.

On January 7, 2015, the Company consummated the second closing in a private placement Offering and sold an additional 548,019 Units for aggregate cash proceeds of $3,836,133, prior to the reverse stock split. The number of shares of Common Stock and five year warrants to acquire one share of Common Stock issued in the private placement amounted to approximately 1,096,040 and 273,484, respectively, after rounding up each fractional share or warrant after giving effect to the reverse stock split. In connection with the private placement, the Company prepared and filed a registration statement with the SEC for the resale by the purchasers of all of the Common Stock and the Common Stock underlying the private placement warrants and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto.  In addition, the Company registered the shares of Common Stock underlying the placement agent warrants.

The Company retained Taglich Brothers, Inc., as the exclusive placement agent for the Offering. In connection therewith, the Company paid the placement agent an eight percent (8%) commission from the gross proceeds of the Offering ($306,891) and reimbursed approximately $35,000 in respect of out of pocket expenses, FINRA filing fees and related legal fees incurred by the placement agent in connection with the Offering.

On January 31, 2015, in accordance with the terms of various exchange agreements (the “Series B Preferred Stock Exchange Agreements”) entered into between the Company, and the holders of its outstanding Series B Preferred Stock, each holder of Series B Preferred Stock  exchanged all of their shares of Series B Preferred Stock for the number of shares of the Common Stock determined by dividing the sum of the amount of the holder’s initial investment in the Series B Preferred Stock, plus all accrued and unpaid dividends owed to the holder, by $3.50. All 2,133,947 outstanding shares of the Company’s Series B Preferred Stock, including accrued and unpaid dividends thereon, were exchanged for 1,803,820 shares of the Common Stock, resulting in no shares of Series B Preferred Stock remaining outstanding.

In terms of a court order dated March 16, 2015 handed down in the Estate of Sigmund Eisenschenk matter, the Company issued 88,750 shares to the Estate valued at $310,625.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMON STOCK (continued)

On June 16, 2015, in terms of a restricted stock award, 19,000 restricted shares were issued to the Chairman of our audit committee who is also a board director, as a once off compensation expense for his services as chairman of the audit committee. As of December 31, 2015, 14,250 of these shares are vested with a further 4,750 vesting on March 31, 2016. The Restricted stock was valued at $66,500 using the market price of our shares.

The restricted stock outstanding at December 31, 2015 is as follows:

	Restricted Stock Outstanding		Restricted Stock Exercisable
Grant date Price	Number Outstanding	Weighted Average Grant Date Price	Number Vested	Weighted Average Grant Date Price
$3.50	19,000	$3.50	14,250	$3.50

The Company has recorded an expense of $46,550 for the year ended December 31, 2015 relating to the restricted stock award and a further $19,950 will be expensed over the remaining vesting period of the stock which takes place over the next three months.

On October 4, 2015, options over 400 common shares at an exercise price of $5.00 per share were exercised.

16.	WARRANTS

On January 7, 2015, the Company consummated the second closing in the private placement and sold an additional 548,019 Units, each unit including a five-year warrant (“Offering Warrant”) to acquire one share of the Common Stock at an exercise price of $1.75 per share, prior to the reverse stock split, after the reverse stock split the number of warrants outstanding to acquire one share of the Company’s Common stock was reduced to 274,019 warrants exercisable at a price of $3.50 per share. These Offering Warrants contain cashless exercise provisions. In addition, the Company also issued the placement agent a five-year warrant exercisable for an aggregate amount of 253,000 shares of Common Stock at an exercise price of $3.50 per share and an advisory warrant exercisable for an additional 100,000 shares of Common Stock at an exercise price of $3.50 per share (the “Placement Agent Warrants”). The Company also filed a registration statement with the SEC for the resale by the purchasers of all of the shares of Common Stock and the Common Stock underlying the Offering Warrants and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto. The registration statement was declared effective on May 14, 2015. In addition, the Company registered the shares of Common Stock underlying the Placement Agent Warrants.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	WARRANTS (continued)

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

Year ended December 31, 2015

Calculated stock price	$3.50
Risk-free interest rate	2.12%
Expected life of options	5 Years
Expected volatility of the underlying stock	119.3%
Expected dividend rate	0%

On March 4, 2015, the holders of the 20,000 Placement Agent advisory warrants exercisable at $0.02 per share exercised their warrants for cash proceeds of $400.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	WARRANTS (continued)

The following table summarizes warrants outstanding and exercisable as of December 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$3.50	1,653,865	4.13		1,653,865
$3.85	143,401	4.50		143,401
$4.00	7,500	0.84		7,500
$4.20	150,000	2.10		150,000
$11.40	192,204	0.44		192,204

	2,146,970	3.68	$4.28	2,146,970	$4.28

17.	STOCK BASED COMPENSATION

In October 2005, the Company's Board of Directors adopted the Caldera Pharmaceuticals, Inc. 2005 Stock Option Plan (the "Plan"), which permits awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non-employees such as directors and consultants. The Board has set aside 1,500,000 shares of common stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of up to two years, and expire 1 year to 10 years from the grant date. In terms of the Plan agreement, the plan expired during October 2015, ten years after its adoption, therefore there are no further options available under this plan for future grants.

On December 9, 2015, the Board of directors approved the 2015 Stock Incentive Plan which was approved by our stockholders exercising approximately 50.2% of our voting power. The plan will become effective on March 26, 2016, 20 days following the mailing of an information statement to our stockholders.

The 2015 Stock Incentive Plan (“the 2015 Plan”) will provide the directors, officers, employees and consultants of the Company with appropriate incentives and rewards to encourage them to enter into and continue in the employ or service of the Company, to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individuals in fulfilling long-term corporate objectives. The Board set aside 800,000 shares of Common Stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of time, determined at the grant date and will expire over a period of time, determined at the grant date.

On March 12, 2015, the Board of Directors authorized the re-pricing of 56,770 stock options, post reverse stock split, issued to certain scientific employees to recognize their contribution to the commercialization efforts of the Company. These Stock options were originally exercisable at a price of $11.40 per share which exercise price has been reduced to $4.00 per share. These stock options are fully vested and resulted in a stock option based compensation charge of $32,375 for the year ended December 31, 2015.

On January 7, 2015, in terms of an employment agreement entered into with Richard Cunningham, our CEO, a further 250,000 ten-year stock options excisable at $3.50 per share were issued to him. These options vested and will vest as follows: 50,000 on November 24, 2015, 150,000 vest equally over a period of 36 months commencing on November 24, 2015 and 50,000 on November 24, 2018.

On February 2, 2015, a further 5,000 ten-year stock options were awarded to a new employee, exercisable at $3.50 per share and vesting as to 1,250 stock options annually on the anniversary date of employment over the next four years.

Stock option based compensation expense totaled $486,332 and $702,300 for the year ended December 31, 2015 and 2014, respectively.

The Company expenses the value of stock options on a straight line basis over the life of the options. The fair value of the options granted is determined using the Black-Scholes option-pricing model.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	STOCK BASED COMPENSATION (continued)

The following weighted average assumptions were used for the year ended December 31, 2015:

Year ended December 31, 2015

Calculated stock price	$3.50 – 4.00
Risk-free interest rate	1.68% to 2.10%
Expected life of options	1-10 Years
Expected volatility of the underlying stock	119.3%
Expected dividend rate	0%

As noted above, the fair value of stock options is determined by using the Black-Scholes option-pricing model. For all options granted since October 1, 2005 the Company has generally used option terms of between 1 to 10 years. The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as the Company.  The risk-free interest rate used in the Black-Scholes option-pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the options granted. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of December 31, 2015, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants.

Options exercisable for 400 shares were exercised on October 4, 2015 at an exercise price of $5.00 per share, realizing gross proceeds to the Company of $2,000. No options were exercised for the year ended December 31, 2014.

We canceled options exercisable for 72,282 and 255,262 shares of common stock for the year ended December 31, 2015 and 2014, respectively, held by employees and consultants whose service to our company terminated during those respective periods. The shares underlying such options were returned to and are no longer available for re-issuance under the 2005 Plan.

A summary of all of our option activity during the period January 1, 2014 to December 31, 2015 is as follows:

	Shares	Exercise Price per Share	Weighted Average Exercise Price

Outstanding January 1, 2014	825,214	$0.40-11.42	$4.62
Granted	156,000	5.00	5.00
Forfeited/Cancelled	(255,262)	5.00-11.42	5.26
Exercised	-	-	-
Outstanding December 31, 2014	725,952	$0.40-11.42	$3.82
Granted	255,000	3.50	3.50
Forfeited/Cancelled	(72,282)	3.50-11.42	5.70
Exercised	(400)	5.00	5.00
Outstanding December 31, 2015	908,270	$0.40-11.42	$3.60

Stock options outstanding as of December 31, 2015 and 2014, as disclosed in the above table, have an intrinsic value of $345,750.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	STOCK BASED COMPENSATION (continued)

The following tables summarize information about stock options outstanding as of December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.40	15,000	6.33		15,000
$2.20	110,000	0.50		110,000
$3.00	312,500	7.21		312,500
$3.50	250,000	9.02		54,166
$4.00	56,770	1.33		56,770
$5.00	128,500	4.99		102,842
$11.42	35,500	2.92		35,500
	908,270	6.02	$3.60	686,778	$3.57

The weighted-average grant-date fair values of options granted during the year ended December 31, 2015 and 2014 was $844,577 ($3.31 per option) and $302,080 ($1.94 per option), respectively. As of December 31, 2015 there were unvested options to purchase 221,492 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $666,114, which is expected to be recognized over a period of 37 months.

18.	OTHER (EXPENSE) INCOME

Other (expense) income consist of the following

	Year ended December 31, 2015	Year ended December 31, 2014
Legal settlement expense	$(1,984,750)	$(490,625)
Severance costs	(124,977)	-
Loss on scrapping of assets	(113,721)	-
Proceeds on legal settlement	-	7,000,000
Cancellation of shares on legal settlement	-	177,522
Other	459	-
	$(2,222,989)	$6,686,897

The Company settled the Bellows matter effective September 28, 2015. Refer to note 11 above and to note 23 below.

The Company consolidated its operations by closing the laboratory operations in Los Alamos and Cambridge and as a consequence thereof, certain employees were offered severance packages. Refer to note 9 above.

19.	NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is based on the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share is based on basic shares as determined above, plus the incremental shares that would be issued upon the assumed exercise of “in-the-money” stock options and warrants using the treasury stock method and the inclusion of all convertible securities, including preferred stock and convertible notes, assuming these securities were converted at the beginning of the period or at the time of issuance, if later. The computation of diluted net income (loss) per share does not assume the issuance of common shares that have an anti-dilutive effect on net income (loss) per share.

For the year ended December 31, 2015 and 2014, respectively, the following options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	Year ended December 31, 2015 (Shares)	Year ended December 31, 2014 (Shares)
Options to purchase shares of common stock	908,270	725,952
Warrants	2,146,970	1,507,451
Series A convertible, redeemable preferred stock	52,500	52,500
Series B convertible preferred stock	-	1,066,981
	3,107,740	3,352,884

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	RELATED PARTY TRANSACTIONS

Benjamin Warner

As of December 31, 2015 and 2014, Dr. Benjamin Warner owned 23.1% of the issued and outstanding shares of common stock on an un-diluted basis.

On January 31, 2015, Dr. Warner exchanged 63,201 shares of Series B Preferred Stock for 53,412 shares of Common Stock, which shares are held jointly by Dr. Warner and Ms. McBee.

Richard Cunningham

Pursuant to the terms of an employment agreement entered into with Richard Cunningham, our Chief Executive Officer, stock options to purchase 250,000 shares of Common Stock were awarded to Mr. Cunningham on January 7, 2015, which options vest as follows: (i) Fifty Thousand (50,000) shares shall vest on November 24, 2015; (ii) One Hundred and Fifty Thousand (150,000) shares shall vest monthly on a pro rata basis commencing on December 31, 2015 for a period of thirty six months; and (iii) Fifty Thousand (50,000) shares shall vest on the November 24, 2018. The exercise price for the options is $3.50 per share. Upon a change of control, as defined in the Company’s existing stock option plan, all unvested options issued to Mr. Cunningham shall become fully vested immediately upon the change of control.

Edward Roffman

On June 16, 2015, pursuant to the terms of a restricted stock award, 19,000 restricted shares were issued to the Chairman of our audit committee who is also a board director, as a once off compensation expense for his services as chairman of the audit committee. As of December 31, 2015, 14,250 of these shares are vested with a further 4,750 vesting on March 31, 2016.

Douglas Krafte

On February 25, 2016, upon the resignation of Dr. Benjamin Warner, as our Chief Scientific Officer, Douglas Krafte, age 56, the Chief Scientific Officer of our subsidiary Icagen Corp., was appointed to the position of Chief Scientific Officer for Icagen Inc. and its subsidiaries.

The Company has not entered into an employment agreement with Dr. Krafte; however, in accordance with the terms of its acquisition of the assets of the subsidiary of Pfizer, Inc., the Company has agreed to continue to pay Dr. Krafte his current annual salary of $251,600, together with health insurance payments, 401K contributions and an annual incentive plan targets of 25% of his base salary until June 30, 2017 as well as severance payments in the event of his termination of employment.

First South Africa Management

The Company incurred an expense of $222,000 for services provided by First South Africa Management for provision of CFO services by Mr. Korb and for bookkeeping services for the year ended December 31, 2015. As of December 31, 2015, the Company owed First South Africa Management $18,600.

Vincent Palmieri

Mr. Palmieri participated in our private placement that was consummated on January 7, 2015 as follows 22,258 shares of Common Stock and 5,565 Offering Warrants to purchase 5,565 shares of Common Stock were acquired by Mr. Palmieri. Mr. Palmieri also received 67,305 warrants in connection with his services as placement agent.

On January 31, 2015, Mr. Palmieri exchanged 30,737 shares of Series B Preferred Stock together with all accrued dividends thereon for 26,050 shares of our Common Stock. In addition, Mr. Palmieri also exchanged: (i) 22,500 existing Bridge Warrants exercisable for $6.00 per share for 22,500 Bridge Exchange Warrants exercisable for $4.20 per share; (ii) 15,369 Existing Series B Warrants exercisable for $5.00 per share were exchanged for 15,369 Series B Exchange Warrants exercisable at $3.50 per share; and (iii) 31,894 Existing Placement Agent Warrants exercisable at $5.50 per share for 31,894 Placement Agent Exchange Warrants exercisable for $3.85 per share.

Michael Taglich

Mr. Taglich participated in our private placement that was consummated on January 7, 2015 as follows (a) 285,714 shares of Common Stock and 71,429 Offering Warrants to purchase 71,429 shares of Common Stock were acquired by Mr. Taglich’s Keogh account; (b) an aggregate of 22,856 shares of Common Stock and an aggregate of 5,714 Offering Warrants to purchase 5,714 shares of Common Stock were acquired by four (4) separate custodial accounts for the benefit of Mr. Taglich’s children; and (c) 14,286 shares of Common Stock and 3,572 Offering Warrants to purchase 3,572 shares of Common Stock were acquired by the Tag/Kent Partnership. In addition, Mr. Taglich received 84,444 placement agent warrants in connection with the private placement that was consummated on January 7, 2015.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	RELATED PARTY TRANSACTIONS (continued)

Michael Taglich (continued)

On January 31, 2015: (a) Mr. Taglich exchanged 41,354 shares of Series B Preferred Stock together with all accrued and unpaid dividends thereon for 35,048 shares of Common Stock; (b) 20,000 shares of Series B Preferred Stock together with all accrued and unpaid dividends thereon were exchanged by Michael and Claudia Taglich as joint tenants with right of survivorship for 16,933 shares of Common Stock; and (c) 60,000 shares of Series B Preferred Stock together with all accrued and unpaid dividends thereon were exchanged by the Partnership for 50,798 shares of Common Stock. On January 31, 2015, the following exchanges occurred: (a) Mr. Taglich exchanged 30,000 Existing Bridge Warrants exercisable at $6.00 per share for 30,000 Bride Exchange Warrants exercisable at $4.20 per share; (b) (i) 20,677 Existing Series B Warrants exercisable at $5.00 per share were exchanged by Mr. Taglich for 20,677 Series B Exchange Warrants exercisable at $3.50 per share, (ii) 10,000 Existing Series B Warrants exercisable at $5.00 per share were exchanged by Michael and Claudia Taglich as joint tenants with right of survivorship for 10,000 Series B Exchange Warrants exercisable at $3.50 per share, and (iii) 30,000 Existing Series B Warrants exercisable at $5.00 per share were exchanged by the Partnership for 30,000 Series B Exchange Warrants exercisable at $3.50 per share; and (c) Mr. Taglich exchanged 33,929 Existing Placement Agent Warrants exercisable at $5.50 per share for 33,929 Placement Agent Exchange Warrants exercisable at $3.85 per share.

Clive Kabatznik

On January 31, 2015 Mr. Kabatznik exchanged 15,000 Existing Bridge Warrants exercisable at $6.00 per share for 15,000 Bride Exchange Warrants exercisable at $4.20 per share.

Timothy Tyson

Mr. Tyson participated in our private placement that was consummated on January 7, 2015 as follows 142,856 shares of Common Stock and 35,714 of Offering Warrants to purchase shares of our Common Stock at an exercise price of $3.50 per share were purchased by Mr. Tyson’s Revocable Trust.

21.	OPERATING LEASES

The Company entered into a laboratory and office lease agreement for 2,813 square feet in Cambridge, Massachusetts effective June 1, 2013. The term of the lease was for a twelve-month period which terminated on May 31, 2014. The lease agreement was renewed for a further eighteen-month period, which expired on December 31, 2015 for a monthly rental of approximately $17,500, including estimated operating costs and property taxes. Due to the consolidation of the Company’s operations the laboratory in Cambridge was relocated to Durham North Carolina during December 2015. Rental expense for the year ended December 31, 2015 was $206,938.

The Company’s office lease in New Mexico terminated in October 2013 and has not been renewed. This lease was ongoing as a month-to-month lease for $5,075 per month which was terminated on November 30, 2015 after due notice was given. Rental expense for the year ended December 31, 2015 was $55,829.

The Company pays for an apartment leased by one of our officers in Cambridge, Massachusetts. The original lease expired on June 30, 2015. This lease was renewed for the period July 1, 2015 to June 30, 2016 for a monthly rental of $2,500. Rental expense for the year ended December 31, 2015 amounted to $30,000.

The Company paid for an apartment leased for certain of our officers in Cambridge Massachusetts. The lease was entered into on October 10, 2014 and terminated on July 6, 2015. The monthly rental amounted to approximately $3,351. Rental expense for the year ended December 31, 2015 amounted to $20,676. This lease was not renewed upon termination.

The Company entered into an asset purchase agreement with Icagen, Inc., a subsidiary of Pfizer, Inc., whereby certain assets were acquired from Icagen, Inc., the agreement included the sub-letting of premises located at Research Triangle Park, Durham, North Carolina. The lease terminates on April 30, 2019. The rental expense for the year ended December 31, 2015 amounted to $82,823.

Future annual minimum payments required under operating lease obligations as of December 31, 2015, are as follows:

Amount

2016	$186,810
2017	177,823
2018	184,047
2019	63,496
Total	$612,176

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.	COMMITMENTS AND CONTINGENCIES

As a result of the agreement that we entered into with the subsidiary of Pfizer, we agreed to; (i) to continue to retain certain employees of the subsidiary until June 30, 2017, which we estimate will require additional compensation of $3,722,000; (ii) make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with a subsidiary of Pfizer Inc. include (a) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the service agreement we entered into has generated at least $4,000,000 in revenue; and (b) beginning in 2017, a quarterly earn out payment (the "Earn Out Payment") of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000; (iii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period January 1, 2016 to April 30, 2019 with annual escalations of 3.5%, estimated to be $597,177.

In addition, pursuant to the Mutual Release and Settlement Agreement that we entered into with Joel J. Bellows on September 28, 2015, we agreed to pay Mr. Bellows $1,650,000 of which $325,000 remains to be paid commencing on April 30, 2016.

23.	LITIGATION

Dentons Dispute

On July 5, 2013, the Company entered into a fee agreement with Dentons US LLP (“Dentons”), our previous legal counsel, which called for a payment of 50% of any settlement up to $6 million and 5% thereafter.  The Company realized a gross $7,000,000 on the settlement of the matter that Dentons represented the Company on. The agreement also called for Dentons to cooperate with the Company by making its partners and/or employees available to furnish information or reasonable assistance in connection with any future disqualification proceedings, as reasonably requested by the Company. Subsequent to signing the agreement the Company determined that Dentons had egregiously breached this cooperation clause.  As a result, the Company has suffered significant harm.  The Company further believes that due to Dentons breach of its contract with the Company, Dentons is not owed any amount under the breached agreement and the Company is also considering its legal remedies in regard to the harm it has suffered.

The matter remains unresolved and there is no certainty as to the ultimate amount that the Company may collect from or have to pay to Dentons.

Bellows dividend and redemption litigation

On September 28, 2015, the parties voluntarily participated in mediation and effective as of September 28, 2015, the Company entered into a Mutual Release and Settlement Agreement (the “Agreement”) with Joel J. Bellows (“Bellows”) and his law firm Bellows & Bellows PC to settle the dividend and redemption litigation. In connection therewith Bellows agreed to transfer to the Company 105,000 shares of Icagen Series A Preferred Stock owned by him, assign to the company his claims against Sigmund Eisenschenk and the Estate of Sigmund Eisenschenk, currently pending in Circuit Court of Cook County Illinois, and assign the accrued dividends due to him on his Series A Preferred stock. In return the Company agreed to pay Bellows, in the aggregate, $1,650,000 (of which $1,000,000 was paid prior to December 31, 2015 and the remaining $650,000 is payable over a six-month period commencing January 31, 2016, three installments of $108,333 have been paid to date). The Agreement included mutual releases of claims each party had against the other in addition to the release by Bellows of claims he had pursued against several other individuals, including various officers and directors of Icagen. The parties also agreed to dismiss all other ongoing litigation between them with prejudice, on October 29, 2015, the dividend and redemption litigation was dismissed pursuant to the settlement agreement.

Litigation with the Estate of Sigmund Eisenschenk

On June 14, 2014, in a proceeding to probate the estate of Sigmund Eisenschenk (“Estate”) pending in the Circuit Court of Cook County, Illinois, a claimant, QTM Ventures, LLC (“Claimant”) was granted leave to file a Petition for Citation to Recover Property against the Company, Aaron Crane and Gregg Rzepczynski.

In the Petition for Citation to Recover Property, the Claimant alleges that the Company; i)  breached its fiduciary duties to the deceased by wrongfully repurchasing 236,250 shares of Company’s common stock held by the deceased in the Company at a nominal value based upon the false assertion that the deceased breached a financing agreement; ii) conspired with Aaron Crane to divest the Estate of assets, and not protect the Estates assets; iii) committed  fraud by failing to properly notify the deceased  of the Company’s repurchase of the 236,250 shares of the Company’s common stock, at a nominal value, held by the deceased in the Company; and iv) converted the deceased’s shares by repurchasing the shares to prevent them from being acquired by the creditors to the Estate.

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

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.	LITIGATION (continued)

Litigation with the Estate of Sigmund Eisenschenk (continued)

On February 18, 2015, a Claimant, American Milling LP (“American Milling”) filed a motion to vacate two orders entered on November 26, 2014, allowing Michael T. Lyon and Richard Lane’s claims (“Claims”) against the Estate. American Milling contends that the Claims were fraudulently filed by Lyon and Lane who had no interest in the underlying judgments. American Millings also contends that the judgments were partially satisfied and the Claims should not have been allowed for the full amount of the judgments. On February 18, 2015, American Milling also filed a motion for sanctions against the Company and Crane pursuant to Illinois Supreme Court Rule 137 alleging that the Company and Crane convinced Lyon and Lane to file the allowed claims in an attempt to improperly recover under a judgment that was partially satisfied. On February 18, 2015, American Milling also filed a motion for partial summary judgment of the citation to recover against Caldera seeking a finding that the Estate owns at least 88,750 shares of the Company, which represents a portion of the Company’s shares at issue in the citation proceedings.

On March 4, 2015, the Company and Crane filed a response to American Millings motion to vacate asking the Court to vacate the allowed Claims but not for the reasons claimed by American Milling. The Company and Crane also filed briefs in opposition to the request for sanctions and in opposition to summary judgment.

On March 16, 2015, in a proceeding to administer the estate of the late Sigmund Eisenschenk, the Circuit Court in Cook County, Illinois (“the Court”) heard arguments relating to American Millings motion to vacate, motion for Rule 137 sanctions, and motion for partial summary judgment. The Court ruled against us as follows: (i) finding that Sigmund Eisenschenk’s rights in our stock were not collected, recalled, or cancelled pursuant to an August 17, 2010, Judgment Order entered by the Honorable Amy J. St. Eve in the U.S. District Court for the Northern District of Illinois, Case No. 08 C 754, the October 28, 2010 Assignment of Judgment and Settlement Agreement, or otherwise by us, and therefore the Estate of Sigmund Eisenschenk owns no less than 88,750 shares of our stock (which shares were previously held by Sigmund Eisenschenk having a current value of $3.50 per share); ii) partially vacating Michael T Lyon or the Michael T Lyon Profit Sharing Plan and Richard Lane’s claims against the Estate and finding that a portion of these claims were partially satisfied by Eisenschenk during his life through collection of Eisenschenk’s interest in certain real estate; and iii) allowing the recovery of Rule 137 sanctions against us, Michael T Lyon or the Michael T Lyon Profit Sharing Plan, Richard Lane and Aaron Crane, the previous administrator of the Estate, based upon the Court’s finding that the October 9, 2012 claims filed against the Estate by Michael Lyon, Richard Lane and Aaron Crane, for the collection on the Judgment Order in the United States District Court, Northern District of Illinois, Eastern Division, in No. 08 C 754 (the “Claims”), were not well grounded in fact and not warranted by existing law, or a good faith argument for the extension, modification or reversal of existing law as the Judgment Order had already been partially satisfied by Michael Lyon and Richard Lane’s collection of certain real estate property owned by the late Sigmund Eisenschenk. The Court further found that Michael Lyon, Richard Lane, Aaron Crane’s and our testimony, in support of the Claims, constituted misrepresentations upon the Court, that the Claims were brought for an improper purpose, that we and Crane operated without candor to the Court, misrepresented facts, and failed to disclose conflicts to the Court.

On March 27, 2015, the Company and Crane filed a motion to dismiss Counts I and II of the Petition for Citation to Recover and to Stay Counts IV-VI. The motion to dismiss is scheduled for a hearing on May 19, 2015.

On March 31, 2015, American Millings, QTM Ventures LLC and the supervised administrator, Peter Schmiedel, filed petitions to approve attorneys’ fees and costs in the amount of $158,817, $80,603 and $37,080, respectively. On May 5, 2015, the Company filed its opposition to the fee petitions.

On April 14, 2015, the Company filed a notice of appeal from the March 16, 2015, orders of the Probate Division of the Circuit Court of Cook County which (1) found that Sigmund Eisenschenk’s rights in the Company’s stock were not collected, recalled, or cancelled, (2) partially vacated the Michael T Lyon or the Michael T Lyon Profit Sharing Plan and Richard Lane’s claims against the Estate, and (3) granted partial summary judgment against the Company and declared that the Estate of Eisenschenk owns no less than 177,500 shares of the Company’s stock, effectively nullifying the original recall by the Company on December 23, 2011 (88,750 shares post reverse split which took place on March 25, 2015).

On April 14, 2015, the Company filed a motion pursuant to Illinois Supreme Court Rule 305 requesting a stay of enforcement of the orders of March 16, 2015, pending resolution of the appeal. The Company offered to place 177,500 shares of stock in escrow (88,750 shares post reverse split which took place on March 25, 2015) as security in lieu of a bond pending resolution of the appeal. The Estate opposes the Company’s request to deposit shares as collateral and requested that the Court require the posting of a bond.

On May 26, 2015, following oral arguments on May 19, 2015, the Court entered an order that amongst things found the Company jointly and severally liable for sanctions under Illinois Supreme Court Rule 137 and ordered the Company to remit $97,500 to American Milling LP, $24,050 to supervised administrator Peter Schmiedel and $50,700 to QTM Ventures LLC.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.	LITIGATION (continued)

Litigation with the Estate of Sigmund Eisenschenk (continued)

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

On July 13, 2015, the probate court granted QTM’s motion for a turnover order and ordered the Company to turnover 177,500 (88,750 post reverse split which took place on March 25, 2015) shares of stock to the Estate.

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

On October 13, 2015, the Company filed a motion to dismiss Counts IV (conspiracy), V (fraud) and VI (conversion) of the amended petition for citation to recover. On October 13, 2015, the Company filed an answer to Count III (breach of fiduciary duty) of the amended petition for citation to recover. On October 13, 2015, the Company also filed a counterclaim against the Estate seeking a setoff for certain claims acquired by the Company against Eisenschenk in the Bellows’ settlement. A briefing schedule was set on the Company’s motion to dismiss.

On January 11, 2016, following oral arguments, the Court dismissed Count I (breach of fiduciary duty against Crane and Count VI (conversion against the Company) and granted QTM leave to replead Counts I and VI by February 10, 2016. The Court denied Crane’s motion to dismiss Count II. The Court denied the Company’s motion to dismiss Counts IV (conspiracy against the Company) and Count V (fraud against the Company). The Court struck QTM, American Millings and Peter Schmiedel’s claims for punitive damages, attorneys’ fees and costs in connection with Count II with prejudice.

On January 20, 2016, the Court denied Gregg Rzepczynski’s motion to dismiss Count VII (legal malpractice) and Count VIII (aiding and abetting). The order required Rzepczynski to answer by February 10, 2016.

On February 8, 2016, the Company and Crane filed their Appellate brief in the First District Appellate Court of Illinois in support of their consolidated appeal of the orders awarding sanctions against the Company under Illinois Supreme Court Rule 137. The Appellee’s brief is due on April 25, 2016.

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.	LITIGATION (continued)

Litigation with the Estate of Sigmund Eisenschenk (continued)

On February 10, 2016, QTM filed its second amended petition for citation to recover. In its Second Amended Petition for Citation to Recover Property, QTM alleges, amongst other things, that

(i)	Eisenschenk owned no less than 650,000 shares of stock in the Company and up to 1,775,000 shares;

(ii)	the Company breached its fiduciary duties to Eisenschenk by wrongfully repurchasing 472,500 shares of Company’s common stock held by the deceased in the Company at a nominal value based upon the false assertion that the deceased breached a financing agreement’

(iii)	the Company conspired with Aaron Crane to diminish the property of the Estate and wrongfully divest the Estate of assets.

(iv)	The Company committed fraud by intentionally sending notice of the Company’s intention to repurchase Eisenschenk’s shares to Eisenschenk’s address in Evanston, Illinois when the Company was aware that Eisenschenk was residing in Panama.

(v)	the Company breached the terms of a financing term sheet between the Company and Eisenschenk by wrongfully repurchasing Eisenschenk’s shares despite Eisenschenk’s performance under the financing term sheet.

QTM seeks, amongst other things, the following relief:

1.	A finding that the Company breached its fiduciary duty, conspired with Crane, committed fraud and breached its contract obligations to Eisenschenk;

2.	A finding that the Estate owns no less than 650,000 and up to 1,775,000 shares of stock in the Company;

3.	An order directing the Company to turn over all shares of stock owned by the Estate;

4.	An award of money damages up to the full value of the stock owned by Eisenschenk;

5.	An award of pre- and post-judgment interest;

6.	Attorneys’ fees and costs;

7.	Punitive damages; and

8.	Any further relief deemed fit by the Court.

On February 23, 2016, on the oral motion of American Millings and Peter Schmiedel, the court granted American Millings and Peter Schmiedel, as supervised administrator, leave to adopt Count III (breach of fiduciary duty against the Company), Count V (fraud against the Company) and Count VI (breach of contract against the company).

The Company’s response to the Second Amended Complaint is due on March 15, 2016. On March 10, 2016, the court scheduled the case for a pre-trial settlement conference on April 19, 2016. Due to the scheduling of the settlement conference, the deadline to the file the Company’s response was extended indefinitely pending further order of Court.

New Mexico Litigation Against the Estate of Eisenschenk

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

ICAGEN, INC.

(FORMERLY XRPRO SCIENCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.	LITIGATION (continued)

New Mexico Litigation Against the Estate of Eisenschenk (continued)

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

24.	SUBSEQUENT EVENTS

On December 9, 2015, the Board of directors approved the 2015 Stock Incentive Plan which was approved by our stockholders exercising approximately 50.2% of our voting power.

On February 25, 2016, upon the resignation of Dr. Benjamin Warner, as our Chief Scientific Officer, Douglas Krafte, age 56, the Chief Scientific Officer of our subsidiary Icagen Corp., was appointed to the position of Chief Scientific Officer for Icagen Inc. and its subsidiaries.

The Company has not entered into an employment agreement with Dr. Krafte; however, in accordance with the terms of its acquisition of the assets of the subsidiary of Pfizer, Inc., the Company has agreed to continue to pay Dr. Krafte his current annual salary of $251,600, together with health insurance payments, 401K contributions and an annual incentive plan targets of 25% of his base salary until June 30, 2017 as well as severance payments in the event of his termination of employment.

Other than disclosed above, the Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued, and has concluded that no such events or transactions took place that would require disclosure herein.

Item 9.   Changes in and Discussions with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and the Company’s Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures(as defined in Exchange Act Rules 13a-15(e) and15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. have concluded that due to a lack of segregation of duties that the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2015 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO”).  The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO or to maintain all reference material required to ensure Company personnel are properly advised or trained to operate the control system. Based on the assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was ineffective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.    Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Other Key Employees

Below is certain information regarding our current directors and executive officers.

Name	Age	Position
Richard Cunningham	45	President and Chief Executive Officer
Dr. Benjamin Warner	47	Former Chief Scientific Officer, member of nominating committee and director
Mark Korb	48	Chief Financial Officer
Douglas Krafte	58	Chief Scientific Officer
Edward Roffman	66	Director, Chairman of the Audit Committee
Clive Kabatznik	59	Director, member of Audit Committee
Vincent Palmieri	44	Director, Chairman of the Compensation Committee, member of Audit Committee
Michael Taglich	50	Director, chairman of the nominating committee
Timothy C. Tyson	63	Director, Non-Executive Chairman of the Board, member of the Compensation Committee, member of the Nominating Committee

Richard Cunningham, President and Chief Executive Officer

Mr. Cunningham became our President and Chief Executive Officer on November 24, 2014. From April 2008 until November 2014, Mr. Cunningham has held various positions at Boehringer Ingelheim, a pharmaceutical company, which positions include, serving as Executive Director from January 2014 until November 2014, a Director from June 2010 until December 2013 and National Account Director from April 2008 until June 2010. Prior to working at Boehringer Ingelheim Mr. Cunningham was a senior executive in the commercial organization leading sales, marketing and contracting activities at Valeant Pharmaceuticals. Mr. Cunningham began his career in healthcare at Premier Inc. a healthcare company that served as a group purchasing and service organization for over 1700 hospitals throughout the nation. While at Premier he served as the Marketing Director at Premier Practice Management, a subsidiary and start-up company of Premier Inc.

Dr. Benjamin Warner, Former Chief Scientific Officer and Director

Dr. Warner has served as a member of our Board of Directors since inception and served as our Chief Scientific Officer from July 2013 until February 2016. Since our incorporation in 2003 until July 2013; Dr. Warner served as our President and Chief Executive Officer and was our Chairman of the Board until April 1, 2014. Dr. Warner also fulfilled the roles of treasurer and Chief Financial Officer from the period since inception to August 14, 2013. Before founding our Company, Dr. Warner worked in technology development, patenting, and marketing at the Los Alamos National Laboratory and in the development of “dual use” government/commercial technologies. Dr. Warner has co-developed technologies that have led to the formation of several technology companies. Dr. Warner holds a Ph.D. in Chemistry from MIT and a BS from the University of the South. Dr. Warner is the co-inventor on 30+ patents/pending patents. After MIT, Dr. Warner joined Los Alamos National Laboratory where he held the position of Project Leader for National Security Programs from 2000 until 2004.

Effective March 15, 2013 we entered into a five-year employment agreement with Dr. Warner (the “Employment Agreement”). The Employment Agreement replaces his prior agreement.  Pursuant to the Employment Agreement, Dr. Warner is entitled to an annual base salary of $250,000 and will be eligible for discretionary performance and transactional bonus payments as well as certain other specified benefits. Additionally, Dr. Warner was granted options to purchase 92,500 (post-split) shares of the Common Stock with an exercise price equal to $3.00 per share. These options vested pro rata, on a monthly basis over twelve months commencing April 1, 2013 and are fully vested. The Employment Agreement also includes confidentiality obligations and inventions assignments by Dr. Warner.

Dr. Warner has won numerous awards from Los Alamos National Laboratory for his commercialization and patenting work, including the Distinguished Licensing Award, the Distinguished Entrepreneurial Award, the Distinguished Patent Award, and the Federal Laboratory Consortium Distinguished Service Award. Jointly with LANL, we won the 2007 Federal Laboratory Consortium Award for Excellence in Technology Transfer and an R&D100 Award. We have won multiple Technology Ventures Corporation awards for top technology companies in New Mexico.

Dr. Warner has been associated with us since our inception and brings to the board extensive knowledge about our business operations and in particular our licenses and products. Having developed our technology Dr. Warner brings to the board significant strategic, business and financial experience related to the business and financial issues facing analytical companies and particularly our company. Dr. Warner has a broad understanding of the operational, financial and strategic issues facing companies such as ours.

Mark Korb, Chief Financial Officer

Mark Korb has served as our Chief Financial Officer since August 14, 2013.  Mr. Korb has over 20-years’ experience with high-growth companies and experience taking startup operations to the next level.  Since July 2011, First South Africa Management, a company for which Mr. Korb has served as the Chief Financial Officer since January 2010 has been providing consulting services to us, including the financial expertise required of public companies. First South Africa Management provides financial management and strategic management services to various companies.

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

Douglas Krafte, Ph.D., Chief Scientific Officer

Douglas Krafte was appointed as our Chief Scientific Officer on February 25, 2016. Dr. Krafte has held a variety of positions over 25 years within the pharma/biotech sectors across multiple therapeutic areas most recently until the acquisition in July 2015 of Icagen, Inc., the subsidiary of Pfizer, Inc., as Executive Director & Site Head for the US arm of Pfizer’s Pain & Sensory Disorders Research Unit, as well as positions at Aurora Biosciences, Boehringer Ingelheim and Sterling Winthrop. Over the years he has gained extensive experience in managing and leading small molecule drug discovery teams that have successfully advanced multiple molecules to the clinic. Dr. Krafte is an expert in drug discovery targeting ion channel proteins. Two of the most recent projects identified clinical candidates that remain in clinical development with Pfizer. He was a member of the Leadership Team for Pain & Sensory Disorders Unit reporting to the Chief Scientific Officer and also served on the Emerging Science Fund which evaluates a wide range of asset and technology opportunities across all therapeutic and platform areas at Pfizer. Dr. Krafte has extensive experience in managing drug discovery projects and teams, technology evaluation, and due diligence from both the perspective of the buyer and seller. He is currently a member of the Biophysical Society, Society for Neuroscience, American Heart Association and Cardiac Electrophysiology Society. He serves as a mentor for the 4D Strategic Initiative which advises Principal Investigators from the University of North Carolina-Chapel Hill and affiliated partners in drug, device and diagnostic development and commercialization. Dr. Krafte did his post-doctoral training at the California Institute of Technology in Molecular Neurobiology and received his MS/PhD in Physiology from the University of Rochester.

Ed Roffman, Director

Mr. Roffman has been a director since December 2011. Since April 2006, Mr. Roffman has consulted with various early stage high technology companies. During this time, consulting projects have included the part-time Chief Financial Officer of LERNA, LLC (from April 2014 to August 2015). AdSource, LLC (since January 2014) and Emerge Digital, Inc. (since January 2012 to June 2014), all in online digital advertising, the part-time Chief Financial Officer of Public Media Works, Inc. (October 2010 to October 2011) (Public Media Works was in the video rental business) and from January 2008 to December 2009, Mr. Roffman was the part-time Chief Financial Officer of Cryptic Studios, a developer of massively multiplayer video games. Mr. Roffman has also been a principal of Creekside, LLC, a consulting firm which specializes in the software, internet and consumer products industries.  Mr. Roffman is a CPA with over 40 years of experience in accounting and finance. Mr. Roffman earned a BBA in accounting from Temple University.

Mr. Roffman’s achievements in financial and accounting matters, his overall business understanding, as well as his familiarity and knowledge regarding public companies and corporate governance issues that public companies face makes him an ideal board candidate.

Clive Kabatznik, Director

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

Vincent Palmieri, Director

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

Michael Taglich, Director

Mr. Taglich, is Chairman of the Board and President of Taglich Brothers, Inc., a New York City based securities firm. From 1987 to 1992, Mr. Taglich served as a Vice President at Weatherly Securities. He brings a broad depth and breadth of capital and business background to our Board of Directors, with extensive experience in exit strategies. Mr. Taglich is also currently Chairman of the Board of Air Industries, Inc., a manufacturer of precision aerospace components. He also serves as a Director of Bridgeline Digital, Inc. Mr. Taglich holds a B.S. degree in General and International Business from New York University and holds Series 27 and Series 7 security licenses. Mr. Taglich’s capital and business background, his overall business understanding, as well as his familiarity and his service on public company boards provide him with the knowledge regarding public companies and corporate governance issues that public companies face makes him an attractive board candidate.

Timothy C. Tyson, Director and Non-Executive Chairman of the Board

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

Corporate Governance

Term of Office

Our directors hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Leadership Structure

We currently have two separate individuals serving as our Chairman of the Board and as our Chief Executive Officer and we do not have a formal policy on whether the same person should (or should not) serve as both the Chief Executive Officer and Chairman of the Board. Due to the size of our Company, we believe that this structure is appropriate in recognition of the time commitment and activities required to function effectively as a Chairman and as a Chief Executive Officer.  Mr. Tyson was appointed as our Non-Executive Chairman of the Board in April 2014. Mr. Cunningham has served as our Chief Executive Officer since November 2014. Our Board of Directors has determined that this leadership structure is appropriate and effective for us given our stage of operations. In serving as Non-Executive Chairman of the Board, Mr. Tyson serves as a significant resource for our Chief Executive Officer, other members of management and the Board of Directors. We believe that the division of duties and additional avenues of communication between the Board and management with Mr. Tyson serving as Non-Executive Chairman of the Board provides a basis for the proper functioning of our Board and oversight of management.

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

Audit Committee

The Audit Committee is comprised of Mr. Roffman, Mr. Palmieri and Mr. Kabatznik. The Audit Committee is responsible for recommending our independent public accounting firm and reviewing management’s actions in matters relating to audit functions. The Audit Committee reviews with our independent public accountants the scope and results of the audit engagement and the system of internal controls and procedures. The Audit Committee also reviews the effectiveness of procedures intended to prevent violations of laws. The Audit Committee also reviews, prior to publication, our Annual and Quarterly Reports on Form 10-K and Form 10-Q. Our Board has determined that all Audit Committee members are independent under applicable SEC regulations. Our Board of Directors has determined that both Mr. Roffman and Mr. Kabatznik qualify as “audit committee financial experts” as that term is used in Section 407 of Regulation S-K.

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

Nominating Committee

Our Nominating Committee consists of Mr. Taglich and Mr. Tyson. This committee performs several functions, including (i) considering and recommending to the Board of Directors, individuals for appointment or election as directors; (ii) recommending to the Board of Directors individuals for appointment to vacancies on any committee of the Board of Directors; (iii) recommending to the Board of Directors regarding any changes to the size of the Board of Directors or any committee. Our Board has determined that the Nominating Committee members are independent under applicable SEC regulations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10 percent of a registered class of the XRpro Sciences’ equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock.  Such officers, directors and persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2015, other than a late filing of a Form 4 by Richie Cunningham with respect to an option grant and a late filing by Messrs. Taglich and Palmieri of a Form 4 with respect to the transfer of warrants.

Code of Ethics

We maintain a Code of Business Conduct and Ethics which is applicable to all of our directors, officers and employees.   We will send a copy of the Code of Code of Business Conduct and Ethics, free of charge, upon our receipt of a written request therefor addressed to us at 4222 Emperor Blvd, Suite 350, Durham, North Carolina 27703, Attention: Richard Cunningham.

Item 11.  Executive Compensation

Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered by our principal executive officer, principal financial officer and each executive officer whose compensation exceeded $100,000 during each of the fiscal years ended December 31, 2015 and 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)(2)	Total ($)

Richard Cunningham, President	2015	300,000	100,000	828,029	-	-	10,226	1,238,255
and Chief Executive Officer (3)	2014	31,250	-	-	-	-	-	31,250

Dr. Benjamin Warner	2015	250,000	-	-	-	-	21,269	271,269
Former Chief Scientific Officer	2014	250,000	175,000	-	-	-	21,610	446,610

Mark Korb (4),	2015	-	-	-	-	-	-	-
Chief Financial Officer	2014	-	-	-	-	-	-	-

(1)	All other compensation for Richard Cunningham includes $10,226 for Company contributed health care. Mr. Cunningham commenced employment as our President and Chief Executive Officer in November 2014.
(2)	All other compensation for Dr. Benjamin Warner includes $13,769 (2014 - $14,110) for Company contributed health care and $7,500 (2014 - $7,500) for company contributions to his 401(k) plan.
(3)	Mr. Cunningham was awarded 250,000 options on January 7, 2015 which vest as follows; 50,000 on November 24, 2015, 150,000 vest equally over a period of 36 months commencing on November 24, 2015 and 50,000 on November 24, 2018. These options were valued using the Black-Scholes option pricing model using the assumptions disclosed in footnote 17 to the consolidated financial statements included herein.
(4)

Mr. Korb is not compensated directly for his services as our CFO, however he is compensated by First South Africa Management (“FSAM”), Clive Kabatznik, one of our directors, is the managing member of FSAM, which has a consulting agreement with the Company, for a monthly fee of $15,000 per month for CFO services and a further $3,500 per month for bookkeeping services and operates on a month to month basis.

Outstanding Equity Awards at Fiscal Year End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (1)
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Richard Cunningham (2)	250,000	195,834	-	3.50	1/7/2025	-	-	-	-

Dr. Benjamin Warner	92,500	-	-	3.00	3/14/2023	-	-	-	-

(1)	Does not include options issued to First South Africa Management of which Mr. Korb is a member. First South Africa Management has 75,000 options all of which are fully vested.
(2)	Mr. Cunningham was awarded 250,000 options on January 7, 2015 which vest as follows; 50,000 on November 24, 2015, 150,000 vest equally over a period of 36 months commencing on November 24, 2015 and 50,000 on November 24, 2018.
(3)	Dr. Warner was awarded 92,500 options on March 15, 2013, all of which are vested.

Employment Agreements

During November 2014, Mr. Richard Cunningham was appointed CEO and President of the Company. Effective November 24, 2014, the Company entered into an employment agreement with Mr. Cunningham for him to serve as the Chief Executive Officer and President of the Company. The employment agreement is for a term of four years, pursuant to which Mr. Cunningham is entitled to an annual base salary of $300,000, and is eligible for discretionary performance bonus payments of up to 100% of his base salary payable in cash. In addition, Mr. Cunningham was guaranteed a minimum bonus amount of $100,000 payable immediately after the first year of employment with the Company provided he remained employed by the Company on the one-year anniversary of his commencement of employment. The bonus was paid in 2015. Additionally, pursuant to the terms of his agreement, on January 7, 2015, Mr. Cunningham was granted options to purchase 250,000 shares of the Company’s Common Stock at an exercise price of $3.50 (post-stock split) per share. These options vest as follows: (i) Fifty Thousand (50,000) shares vest on the one-year anniversary of the effective date of the Employment Agreement; (ii) One Hundred Fifty Thousand (150,000) shares vest monthly on a pro rata basis commencing on the last day of months thirteen (13) through forty-eight (48) of the term of the Employment Agreement; and (iii) Fifty Thousand (50,000) shares vest on the four (4) year anniversary of the effective date of the Employment Agreement. Upon a change of control, as defined in the Company’s existing stock option plan, all unvested options issued to the Mr. Cunningham shall become fully vested immediately upon the change of control.

The Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Cunningham.

If Mr. Cunningham’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, bonus earned, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided , however , that if his employment is terminated at any time by the Company without Just Cause (as defined in the Employment Agreement) or by Mr. Cunningham for Good Reason (as defined in the Employment Agreement) then in addition to paying the Accrued Obligations; the Company shall continue to pay the Executive his then-current base salary and continue to provide benefits to the Executive at least equal to those which he had at the time of termination for a period of nine months after termination. The right to receive any option which has not yet vested or been awarded shall terminate upon the termination of Executive’s employment for any reason. The period(s) to exercise the option following termination of employment, shall be according to the Corporation’s existing stock option plan and customary form of employee stock option agreement.

Effective March 15, 2013, the Company entered into a five-year employment agreement with Dr. Warner (the “Employment Agreement”). The Employment Agreement replaces his prior agreement.  Pursuant to the Employment Agreement, Dr. Warner is entitled to an annual base salary of $250,000 and is eligible for discretionary performance and transactional bonus payments as well as certain other specified benefits. Additionally, Dr. Warner was granted options to purchase 92,500 shares of the Company’s common stock with an exercise price equal to $3.00 (post-stock split) per share. These options are now fully vested. The Employment Agreement also includes confidentiality obligations and inventions assignments by Dr. Warner.

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

On February 25, 2016, upon the resignation of Dr. Benjamin Warner, as our Chief Scientific Officer, Douglas Krafte, age 56, the Chief Scientific Officer of our subsidiary Icagen Corp., was appointed to the position of Chief Scientific Officer for Icagen Inc. and its subsidiaries. Dr. Warner remains an employee.

We do not have a written employment agreement with Dr. Krafte; however, in accordance with the agreement we entered into with the subsidiary of Pfizer, Inc., we have agreed to continue to pay Dr. Krafte his current annual base salary of $251,600 together with health insurance payments, 401 K contributions and an annual incentive plan target s of 25% of his base salary until June 30, 2017 as well as severance payments in the event of his termination of employment.

Compensation of Directors

The table below summarizes all compensation for the year ended December 31, 2015 of our directors who are also not named executive officers.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward Roffman (1)(3)	25,000	66,500	-	-	-	-	91,500

Clive Kabatznik (1)	25,000	-	-	-	-	-	25,000

Vincent Palmieri (1)	25,000	-	-	-	-	-	25,000

Michael Taglich (1)	25,000	-	-	-	-	-	25,000

Timothy Tyson (2)	120,000	-	-	-	-	-	120,000

(1)	Messrs. Kabatznik, Palmieri, Roffman and Taglich were each compensated for their services as Board directors at a rate of $25,000 per annum. Mr. Roffman was issued 19,000 shares of common stock for services as Chairman of the Audit Committee.
(2)	Mr. Tyson earned $120,000 for his services as a non-executive chairman of the Company.
(3)	Mr. Roffman was issued 19,000 restricted common shares on June 6, 2015, these restricted common shares were valued at market price.

Each director is entitled to an annual cash fee of $25,000. We also reimburse directors for travel and other out-of-pocket expenses incurred in attending Board of Director and committee meetings.

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plan Information

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding options Options Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholder:
2005 Stock Incentive Plan	908,270	$3.60	-
2015 Stock Incentive Plan	-	-	800,000

Equity compensation plans not approved by stockholder	-	-	-
Total	908,270	$3.60	800,000

In December 2015, the Board of Directors of Icagen adopted, ratified and approved the proposal to authorize the Plan and stockholders of Icagen holding in excess of a majority of the voting power on the record date approved the Plan.

SECURITY OWNERSHIP OF EXECUTIVE OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS

The following table sets forth information, as of April 8, 2016, or as otherwise set forth below, with respect to the beneficial ownership of our Common Stock and Series A Shares: (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our Common Stock and Series A Shares; (ii) each of our directors and our executive officers named in the Summary Compensation Table; and (iii) all of our directors and our executive officer as a group. The address of each beneficial owner is 4222 Emperor Boulevard, Suite 350, Durham, North Carolina 27703.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock Included		Percentage of Common Stock Beneficially Owned (1)	Percentage of Total Voting Power (2)
Richard Cunningham	74,999	(3)	1.1%	1.1%
Dr. Benjamin Warner	1,602,403	(4)	24.3%	23.9%
Douglas Krafte	-		-	-
Edward Roffman	51,222	(5)	*	*
Clive Kabatznik	140,000	(6)	2.1%	2.1%
Vincent Palmieri	203,163	(7)	3.1%	3.0%
Michael Taglich	728,874	(8)	10.8%	10.6%
Timothy C. Tyson	253,459	(9)	3.8%	3.8%
Robert Taglich	588,535	(10)	8.8%	8.6%
Joel J. Bellows	105,000	(11)	1.6%	1.6%

All officers and directors as a group (7 persons)	3,054,121		41.7%	41.1%

* less than 1%

(1)	Based on 6,481,857 shares of Common Stock outstanding as of April 8, 2016.
(2)	Each share of Series A preferred stock has the right to one vote per share and will vote together with the Common Stock.
(3)	Mr. Cunningham was awarded an option exercisable for 250,000 shares of Common Stock on January 7, 2015, of which 50,000 shares vested on November 24, 2015, 150,000 vest monthly during months thirteen through forty-eight of the term of his employment agreement, of which 16,666 are vested and a further 8,333 will vest in the next 60 days, and 50,000 vest on the four-year anniversary of his employment agreement.
(4)	The share ownership includes 1,497,385 shares of Common Stock. Also includes warrants to purchase 12,518 Common Shares, 54,135 shares of Common Stock and the warrants are held jointly by Dr. Warner and his wife, Ellen McBee. In March 2013 Dr. Warner was issued options exercisable for 92,500 Common Stock all of which are vested.
(5)	The share ownership includes 29,000 shares of Common Stock. On May 1, 2012, Mr. Roffman was issued options exercisable for 15,000 shares of Common Stock of which all are vested. In addition, on April 1, 2014, Mr. Roffman was issued options exercisable for 10,000 shares of Common Stock of which 6,666 are vested and 556 will vest in the next 60 days.
(6)	The share ownership includes 50,000 shares owned by First South Africa Management. On March 14, 2013 First South Africa Management was issued options exercisable for 75,000 common stock of which all are vested. Also includes warrants to purchase 15,000 shares of Common Stock. Mr. Kabatznik has the sole voting and dispositive power with respect to the securities held by First South Africa Management.
(7)	The share ownership includes 53,308 shares of Common Stock and warrants to purchase 142,633 shares of Common Stock. In addition, on April 1, 2014, Mr. Palmieri was issued options exercisable for 10,000 shares of Common Stock of which 6,666 are vested and 556 will vest in the next 60 days.
(8)	The share ownership includes 431,885 shares of Common Stock, which includes (i) 285,714 shares of Common held by Mr. Taglich’s Keogh account, (ii) 65,084 shares of Common Stock held in the TAG/Kent Partnership, an entity controlled by Mr. Taglich, (iii) 41,298 shares of Common Stock and (iv) 16,933 shares of Common Stock that Mr. Taglich holds jointly with Claudia Taglich; (v) 22,856 shares of Common Stock held by four custodial accounts for Mr. Taglich’s minor children. Also includes (i) warrants exercisable for 71,429 shares of Common Stock issued with the Common Stock held by Mr. Taglich’s Keogh account, (ii) warrants exercisable for 33,572 shares of Common Stock held by the Tag/Kent Partnership, (iii) warrants exercisable for 10,000 shares of common Stock that Mr. Taglich holds jointly with Claudia Taglich, (iv) warrants exercisable for 5,716 shares of Common Stock held by the four custodial accounts for Mr. Taglich’s minor children, (v) warrants exercisable for 118,373 shares of Common Stock issued as compensation in connection with Private Placements and for advisory services, (vi) warrants exercisable for 50,677 shares of Common Stock acquired on bridge note funding and the conversion of the bridge notes into equity. In addition, on April 1, 2014, Mr. Taglich was issued options exercisable for 10,000 shares of Common Stock of which 6,666 are vested and 556 will vest in the next 60 days.

(9)	The share ownership includes 142,856 shares of Common Stock acquired in the Private Placement and warrants exercisable for 35,714 shares of Common Stock. On October 1, 2013, Mr. Tyson was issued options exercisable for 10,000 shares of Common Stock of which 8,333 have already vested and 556 will vest in the next sixty days. In addition, on April 1, 2014, Mr. Tyson was issued options exercisable for 66,000 shares of Common Stock, all of which are vested.
(10)	The share ownership includes 352,410 shares of Common Stock, which includes (i) 285,714 shares of Common held by Mr. Taglich’s IRA account, (ii) 50,696 shares of Common Stock and, (iii) 16,000 shares of Common Stock held by four custodial accounts for Mr. Taglich’s minor children. Also includes, (i) warrants exercisable for 71,429 shares of Common Stock issued with the Common Stock held by Mr. Taglich’s IRA account, (ii) warrants exercisable for 10,000 shares of common Stock held by Mr. Taglich, (iii) warrants exercisable for 104,019 shares of Common Stock issued as compensation in connection with Private Placements and for advisory services, (vi) warrants exercisable for 50,677 shares of Common Stock acquired on bridge note funding and the conversion of the bridge notes into equity.
(11)	Includes 105,000 Series A Shares (100% of all outstanding Series A Shares) owned by Mr. Joel Bellows which are convertible into 52,500 shares of Common Stock. These Series A shares form part of the legal settlement and upon payment of the full settlement amount to Mr. Bellows, the shares will be returned to the Company and cancelled.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related-Party Transactions

Although not in a written policy, our Audit Committee reviews on an on-going basis potential conflicts of interest, and approves if appropriate, all our "Related Party Transactions" defined as those transactions required to be disclosed pursuant to Item 404 of Regulation S-K.

Vincent Palmieri

Mr. Palmieri participated in our private placement that was consummated on January 7, 2015 as follows 22,258 shares of Common Stock and 5,565 Offering Warrants to purchase 5,565 shares of Common Stock were acquired by Mr. Palmieri. Mr. Palmieri also received 67,305 warrants in connection with his services as placement agent.

On January 31, 2015, Mr. Palmieri exchanged 30,737 shares of Series B Preferred Stock together with all accrued dividends thereon for 26,050 shares of our Common Stock. In addition, Mr. Palmieri also exchanged: (i) 22,500 existing Bridge Warrants exercisable for $6.00 per share for 22,500 Bridge Exchange Warrants exercisable for $4.20 per share; (ii) 15,369 Existing Series B Warrants exercisable for $5.00 per share were exchanged for 15,369 Series B Exchange Warrants exercisable at $3.50 per share; and (iii) 31,894 Existing Placement Agent Warrants exercisable at $5.50 per share for 31,894 Placement Agent Exchange Warrants exercisable for $3.85 per share.

Michael Taglich

Mr. Taglich participated in our private placement that was consummated on January 7, 2015 as follows (a) 285,714 shares of Common Stock and 71,429 Offering Warrants to purchase 71,429 shares of Common Stock were acquired by Mr. Taglich’s Keogh account; (b) an aggregate of 22,856 shares of Common Stock and an aggregate of 5,714 Offering Warrants to purchase 5,714 shares of Common Stock were acquired by four (4) separate custodial accounts for the benefit of Mr. Taglich’s children; and (c) 14,286 shares of Common Stock and 3,572 Offering Warrants to purchase 3,572 shares of Common Stock were acquired by the Tag/Kent Partnership. In addition, Mr. Taglich received 84,444 placement agent warrants in connection with the private placement that was consummated on January 7, 2015.

On January 31, 2015: (a) Mr. Taglich exchanged 41,354 shares of Series B Preferred Stock together with all accrued and unpaid dividends thereon for 35,048 shares of Common Stock; (b) 20,000 shares of Series B Preferred Stock together with all accrued and unpaid dividends thereon were exchanged by Michael and Claudia Taglich as joint tenants with right of survivorship for 16,933 shares of Common Stock; and (c) 60,000 shares of Series B Preferred Stock together with all accrued and unpaid dividends thereon were exchanged by the Partnership for 50,798 shares of Common Stock. On January 31, 2015, the following exchanges occurred: (a) Mr. Taglich exchanged 30,000 Existing Bridge Warrants exercisable at $6.00 per share for 30,000 Bride Exchange Warrants exercisable at $4.20 per share; (b) (i) 20,677 Existing Series B Warrants exercisable at $5.00 per share were exchanged by Mr. Taglich for 20,677 Series B Exchange Warrants exercisable at $3.50 per share, (ii) 10,000 Existing Series B Warrants exercisable at $5.00 per share were exchanged by Michael and Claudia Taglich as joint tenants with right of survivorship for 10,000 Series B Exchange Warrants exercisable at $3.50 per share, and (iii) 30,000 Existing Series B Warrants exercisable at $5.00 per share were exchanged by the Partnership for 30,000 Series B Exchange Warrants exercisable at $3.50 per share; and (c) Mr. Taglich exchanged 33,929 Existing Placement Agent Warrants exercisable at $5.50 per share for 33,929 Placement Agent Exchange Warrants exercisable at $3.85 per share.

Clive Kabatznik

On January 31, 2015 Mr. Kabatznik exchanged 15,000 Existing Bridge Warrants exercisable at $6.00 per share for 15,000 Bride Exchange Warrants exercisable at $4.20 per share.

Benjamin Warner

As of December 31, 2015 and 2014, Dr. Benjamin Warner owned 23.1% of the issued and outstanding shares of common stock on an un-diluted basis.

On January 31, 2015, Dr. Warner exchanged 63,201 shares of Series B Preferred Stock for 53,412 shares of Common Stock, which shares are held jointly by Dr. Warner and Ms. McBee.

Timothy Tyson

Mr. Tyson participated in our private placement that was consummated on January 7, 2015 as follows 142,856 shares of Common Stock and 35,714 of Offering Warrants to purchase shares of our Common Stock at an exercise price of $3.50 per share were purchased by Mr. Tyson’s Revocable Trust.

Richard Cunningham

Pursuant to the terms of an employment agreement entered into with Richard Cunningham, our Chief Executive Officer, stock options to purchase 250,000 shares of Common Stock were awarded to Mr. Cunningham on January 7, 2015, which options vest as follows: (i) Fifty Thousand (50,000) shares shall vest on November 24, 2015; (ii) One Hundred and Fifty Thousand (150,000) shares shall vest monthly on a pro rata basis commencing on December 31, 2015 for a period of thirty six months; and (iii) Fifty Thousand (50,000) shares shall vest on the November 24, 2018. The exercise price for the options is $3.50 per share. Upon a change of control, as defined in the Company’s existing stock option plan, all unvested options issued to Mr. Cunningham shall become fully vested immediately upon the change of control.

Douglas Krafte

On February 25, 2016, upon the resignation of Dr. Benjamin Warner, as our Chief Scientific Officer, Douglas Krafte, age 56, the Chief Scientific Officer of our subsidiary Icagen Corp., was appointed to the position of Chief Scientific Officer for Icagen Inc. and its subsidiaries.

The Company has not entered into an employment agreement with Dr. Krafte; however, in accordance with the terms of its acquisition of the assets of the subsidiary of Pfizer, Inc., the Company has agreed to continue to pay Dr. Krafte his current annual salary of $251,600, together with health insurance payments, 401K contributions and an annual incentive plan targets of 25% of his base salary until June 30, 2017 as well as severance payments in the event of his termination of employment.

First South Africa Management

The Company incurred an expense of $222,000 for services provided by First South Africa Management for provision of CFO services by Mr. Korb and for bookkeeping services for the year ended December 31, 2015. As of December 31, 2015, the Company owed First South Africa Management $18,600.

Joel Bellows

We entered into the Agreement with Bellows and his law firm Bellows & Bellows PC to settle the dividend and redemption litigation. In connection therewith Bellows agreed to transfer to us 105,000 shares of our Series A Preferred Stock owned by him, assign to us his claims against Sigmund Eisenschenk and the Estate of Sigmund Eisenschenk, currently pending in Circuit Court of Cook County Illinois, and assign the accrued dividends due to him on his Series A Preferred stock. In return we agreed to pay Bellows, in the aggregate, $1,650,000 (of which $1,000,000 was paid prior to December 31, 2015 and the remaining $650,000 is payable over a six-month period commencing January 31, 2016, three installments of $108,333 have been paid to date). The Agreement included mutual releases of claims each party had against the other in addition to the release by Bellows of claims he had pursued against several other individuals, including various officers and directors of Icagen. The parties also agreed to dismiss all other ongoing litigation between them with prejudice, on October 29, 2015, the dividend and redemption litigation was dismissed pursuant to the settlement agreement.

Item 14.  Principal Accountant Fees and Services

RBSM LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2015 and 2014 by our auditors.

	December 31, 2015	December 31, 2014
Audit fees and expenses (1)	$42,600	$41,800
Taxation preparation fees (2)	11,000	14,300
Audit related fees (3)	10,000	-
Other fees (4)	-	-
	$63,600	$56,100

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC. The 2015 balance includes a provision for the 2015 audit and the review fees charged for our 10Q reporting. The 2014 balance includes a provision for the 2014 audit.
(2)	Taxation preparation fees were fees for professional services rendered to file our federal and state tax returns. The 2015 fee includes a provision of $11,000 for the 2015 taxation return preparation.
(3)	We incurred fees to our independent auditors of $10,000 for audit related fees during the fiscal years ended December 31, 2015.
(4)	We incurred fees to our independent auditors of $-0- for other fees during the fiscal years ended December 31, 2015 and 2014.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2015, were approved by our board of directors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of December 31, 2015 and 2014

3.	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

4.	Consolidated Statements of changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

1.1	Form of Placement Agreement dated April 19, 2013 between Caldera Pharmaceuticals, Inc. and Taglich Brothers, Inc. (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013, File No. 333-179508)
1.2	Form of Placement Agreement dated as of December 31, 2014 by and between XRpro Sciences, Inc. and Taglich Brothers, Inc. (Incorporated by reference to Current Report on Form 8-K filed January 7, 2015 File No. 000-54748)
3.1	Certificate of Incorporation dated November 12, 2003(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No. 333-179508)
3.2	First Amended and Restated Certificate of Incorporation dated March 8, 2011(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No. 333-179508)
3.3	Certificate of Designations dated March 14, 2011(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No. 333-179508)
3.4	By-Laws (Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No. 333-179508)
3.5	Second Amended and Restated Certificate of Incorporation dated April 10, 2012(Incorporated by reference to the Registration Statement on Form S-1/A filed April 20, 2012, File No. 333-179508)
3.6	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on December 5, 2014, File No. 000-54748)
3.7	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed December 5, 2014, File No. 000-54748)
3.8	Amended and Restated Bylaws (Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2015, File No. 000-54748)
3.9	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed March 26, 2015, File No. 000-54748)
3.10	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed August 31, 2015, File No. 000-54748)
4.1	Form of Warrant to Purchase Common Stock (Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No. 333-179508)
4.2	Promissory Note, dated September 21, 2006, in the principal amount of $2,200,000 payable to the Incorporated County of Los Alamos (Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No. 333-179508)
4.3	Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No. 333-179508)
4.4	List of Warrant Holders (Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No. 333-179508)
4.5	Form of Bridge Warrant (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013, File No. 000-54748)
4.6	Form of Bridge Note (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013, File No. 000-54748)
4.7	Promissory Note dated May 23, 2012 in the principal amount of $750,000 payable to Los Alamos National Bank (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013, File No. 000-54748)
4.8	Promissory Note dated June 8, 2012 in the principal amount of $148,500 payable to Los Alamos National Bank (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013, File No. 000-54748)
4.9	Promissory Note dated May 23, 2011 in the principal amount of $750,000 payable to Los Alamos National Bank and Commercial Loan Agreement dated May 23, 2011 between Los Alamos National Bank and Caldera Pharmaceuticals, Inc. (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013, File No. 000-54748)
4.10	Commercial Loan Agreement dated June 8, 2012 between Los Alamos National Bank, Caldera Pharmaceuticals, Inc. and XPRO Corp (Incorporated by reference to the Annual report filed on Form 10-K filed April 1, 2013, File No. 000-54748)
4.11	Certificate of designations for Series B Preferred Stocks (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013, File No. 000-54748)
4.12	Form of Advisor Warrant (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013)
4.13	Form of Placement Agent Warrant (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013, File No. 000-54748)
4.14	Form of Securities Purchase Agreement (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013, File No. 000-54748)
4.15	Form of Investor Warrant (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013)
4.16	Form of Investor Warrant (Incorporated by reference to Current Report on Form 8-K filed January 7, 2015 File No. 000-54748)
4.17	Form of Placement Agent Warrant (Incorporated by reference to Current Report on Form 8-K filed January 7, 2015 File No. 000-54748)
4.18	Form of Bridge Exchange Warrant (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54748)
4.19	Form of Series B Exchange Warrant (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54748)
4.20	Form of Placement Agent Exchange Warrant (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54748)
10.1	Employment Agreement with Lori Peterson (nee Court) *(Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No. 333-179508)
10.2	Exclusive Patent License Agreement, dated September 8, 2005, by and between the Company and The Regents of the University of California *(Incorporated by reference to the Registration Statement on Form S-1/A filed June 14, 2012, File No. 333-179508)

10.3	Project Participation Agreement, dated as of September 21, 2006, by and between the Company and the Incorporated County of Los Alamos (Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No. 333-179508)
10.4	Amendment No. 1 to Participation Agreement, dated as of February 21, 2007, by and between the Company and the Incorporated County of Los Alamos (Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No. 333-179508)
10.5	OEM Agreement, dated July 5, 2011, by and between the Company and our equipment supplier (Incorporated by reference to the Registration Statement on Form S-1/A filed June 8, 2012, File No. 333-179508)
10.6	Assignment of Exclusive License Agreement by The Regents of the University of California to Los Alamos National Security, LLC (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20, 2012, File No. 333-179508)
10.7	Lease Agreement with Reeves & Associates, LLC in connection with Suite C (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20, 2012, File No. 333-179508)
10.8	Lease Agreement with Reeves & Associates, LLC in connection with Suite D (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20, 2012, File No. 333-179508)
10.9	Extension and Modification of Lease Agreements (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20, 2012, File No. 333-179508)
10.10	Contract 2R44AI079935-03 with the National Institutes of Health; to develop strontium-selective therapies, contract amount: $3,000,000.00, operative from 08/24/2011 - 07/31/2014, $184,954.01. (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20,2012, File No. 333-179508)
10.11	Contract 1R43GM090387-01 with the National Institutes of Health; to develop assays for carcinogens, contract amount: $200,000.00, operative from 08/06/2010 - 08/05/2012. (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20, 2012, File No. 000-54748)
10.12	Employment Agreement with Benjamin Warner dated March 15, 2013* (Incorporated by reference to the Annual Report on Form 10-K filed April 1, 2013, File No. 000-54748)
10.13	Security Agreement dated June 8, 2012 between Los Alamos National Bank and XPRO Corp (Incorporated by reference to the Annual Report on Form 10-K filed April 1, 2013, File No. 000-54748)
10.14	Guaranty dated June 8, 2012 by and among Los Alamos National Bank, Caldera Pharmaceuticals, Inc., XPRO Corp and Ellen K. McBee (Incorporated by reference to the Annual Report on Form 10-K filed April 1, 2013, File No. 000-54748)
10.15	Settlement Agreement and Release between the Company and Gary Altman dated as of July 30, 2014 (Incorporated by reference to the Quarterly Report on Form 10-Q for quarter ended June 30, 2014 filed on August 14, 2014, File No. 000-54748)
10.16	Employment Agreement with Richard Cunningham dated as of November 24, 2014* (Incorporated by reference to the Current Report on Form 8-K filed on November 17, 2014, File No. 000-54748)
10.17	Securities Purchase Agreement (Incorporated by reference to the Current Report on Form 8-K filed January 7, 2015, File No. 000-54748)
10.18	Form of Series B Preferred Stock Exchange Agreement (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54748)
10.19	Form of Bridge Warrant Exchange Agreement (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54748)
10.20	Form of Series B Preferred Stock and Warrant Exchange Agreement (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54748)
10.21	The Placement Agent Exchange Agreement (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54748)
10.22

Asset Purchase Agreement and Collaboration Agreement dated as of June 26, 2015 between XRpro Sciences, Inc. and Icagen, Inc. (2) (Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2015, File No. 000-54748)

10.23

Master Service Agreement dated as of June 26, 2015 between XRpro Sciences and Icagen, Inc. (2)(3) (Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2015, File No. 000-54748)

10.24	Mutual Release and Settlement Agreement (Incorporated by reference to the Current Report on Form 8-K filed October 2, 2015, File No. 000-54748)
10.24	Icagen, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit B to the Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 24, 2015 and to the Current Report on Form 8-K filed on December 29, 2015, File No. 000-54748)
10.26	Icagen, Inc. Stock Option Agreement under the 2015 Stock Incentive Plan, as amended (Incorporated by reference to the Current Report on Form 8-K filed on December 29, 2015, File No. 000-54748)
21.1	List of subsidiaries (1)
31.1	Certification of Richard Cunningham, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Mark Korb, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Richard Cunningham, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification Mark Korb, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)

**+101.INS XBRL Instance Document

**+101.SCH XBRL Taxonomy Extension Schema Document

**+101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

**+101.DEF XBRL Taxonomy Extension Definition Linkbase Document

**+101.LAB XBRL Taxonomy Extension Label Linkbase Document

**+101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith
(2)	Certain exhibits and schedules, to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit and/or schedule will be furnished supplementally to the SEC upon request.
(3)	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*    Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a) (3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ICAGEN, INC.

Signature	Title	Date

/s/ Richard Cunningham	Chief Executive Officer and President	April 14, 2016
Richard Cunningham	(Principal Executive Officer)

/s/ Mark Korb	Chief Financial Officer	April 14, 2016
Mark Korb

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2016	By:	/s/ Richard Cunningham
Chief Executive Officer and President

Date: April 14, 2016	By:	/s/ Timothy Tyson
Timothy Tyson Non-Executive Chairman

Date: April 14, 2016	By:	/s/ Benjamin Warner
Dr. Benjamin Warner Director

Date: April 14, 2016	By:	/s/ Vincent Palmieri
Vincent Palmieri
Director

Date: April 14, 2016	By:	/s/ Michael Taglich
Michael Taglich
Director

Date: April 14, 2016	By:	/s/ Edward Roffman
Edward Roffman
Director

Date: April 14, 2016	By:	/s/ Clive Kabatznik
Clive Kabatznik
Director

