Form 10-Q
period 2016-03-31
Icagen, Inc.
filed 2016-05-19
CIK 1518520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Number of shares of common stock outstanding as of May 13, 2016 was 6,481,857.

ICAGEN, INC

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 14, 2016. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Icagen,” the “Company,” “we,” “us” and “our” refer to Icagen, Inc.

ICAGEN, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	Unaudited
Assets

Current Assets
Cash	$818,797	$2,266,788
Accounts receivable, net	864,864	967,170
Prepaid expenses and other current assets	331,107	357,554
Investment in certificate of deposit	25,023	25,023
Assets held for resale	27,000	27,620
Total Current Assets	2,066,791	3,644,155

Non-Current Assets
Intangibles, net	7,667,628	7,723,873
Plant and equipment, net	1,463,075	1,561,582
Total Non-Current Assets	9,130,703	9,285,455
Total Assets	$11,197,494	$12,929,610

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$670,908	$934,710
Other payables and accrued expenses	385,843	518,608
Legal settlement accrual	839,750	1,164,750
Loans payable	149,014	164,381
Deferred purchase consideration	-	125,000
Dividends payable	77	77
Total Current Liabilities	2,045,592	2,907,526

Non-Current Liabilities
Deferred purchase consideration, net	8,457,535	8,313,490
Total Non-Current Liabilities	8,457,535	8,313,490

Total Liabilities	10,503,127	11,221,016

Convertible Redeemable Preferred stock
Series A cumulative convertible redeemable Preferred stock, $0.001 par value, 400,000 shares designated, 105,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, liquidation preference $5.70 per share	133,350	133,350
Commitment and contingencies	-	-

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,000,000 shares designated as Series B Preferred stock, 6,600,000 undesignated and unissued	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,808,857 shares issued and 6,481,857 outstanding as of March 31, 2016 and December 31, 2015.	6,482	6,482
Additional paid-in-capital	23,807,124	23,711,824
Treasury stock, at cost (327,000 shares of common stock at March 31, 2016 and December 31, 2015).	(237)	(237)
Accumulated deficit	(23,252,352)	(22,142,825)
Total stockholder's equity	561,017	1,575,244
Total Liabilities and Stockholders' Equity	$11,197,494	$12,929,610

See notes to unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended
	March 31,	March 31,
	2016	2015

Sales	$900,866	$30,653

Cost of sales	694,851	162,201

Gross Profit (loss)	206,015	(131,548)

Operating expenses:
Selling, general and administrative expenses	1,011,771	1,251,074
Depreciation	101,577	32,226
Amortization	56,245	12,921
Total Operating expenses	1,169,593	1,296,221

Operating loss	(963,578)	(1,427,769)

Other (expense) income
Other income	-	161
Interest income	289	1,854
Interest expense	(146,238)	(2,164)
Total other expense	(145,949)	(149)

Net loss before income tax	(1,109,527)	(1,427,918)

Income tax	-	-

Net loss	(1,109,527)	(1,427,918)

Preferred stock dividends	-	(60,655)

Net loss applicable to common stock	$(1,109,527)	$(1,488,573)

Net Loss Per Share - Basic and Diluted	$(0.17)	$(0.26)

Weighted Average Number of Shares Outstanding - Basic and Diluted	6,481,857	5,653,144

See notes to unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	March 31,	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,109,527)	$(1,427,918)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	101,577	32,226
Amortization expense	56,245	12,921
Gain on disposal of plant and equipment	-	(161)
Stock based compensation charge	95,300	209,862
Imputed interest on acquisition of Icagen assets	144,045	-
Changes in operating assets and liabilities
Accounts receivable	102,306	73,218
Prepaid expenses and other current assets	27,067	20,493
Accounts payable	(263,802)	156,906
Other payables and accrued expenses	(457,777)	19,834
CASH USED IN OPERATING ACTIVITIES	(1,304,566)	(902,619)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deferred purchase consideration	(125,000)	-
Purchase of plant and equipment	(3,070)	(51,923)
Proceeds on sale of plant and equipment	-	934
NET CASH USED IN INVESTING ACTIVITIES	(128,070)	(50,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Los Alamos County loan	(8,899)	(8,466)
Repayment of software loan	(6,456)	-
Proceeds from common stock units issued	-	3,836,133
Share issue expenses	-	(314,541)
Warrants exercised	-	400
Series A Preferred Stock dividend paid	-	(48,300)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(15,355)	3,465,226

NET (DECREASE) INCREASE IN CASH	(1,447,991)	2,511,618
Cash at the beginning of the period	2,266,788	6,472,393
CAST AT END OF PERIOD	$818,797	$8,984,011

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,205	$2,175

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in exchange for Series B Preferred stock	$-	$2,134
Common stock issued in lieu of Series B Preferred stock dividend	$-	$978,417
Accrued Series A Preferred Stock dividends	$-	$11,910
Accrued Series B Preferred Stock dividends	$-	$48,745

See notes to unaudited condensed consolidated financial statements

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

Icagen, Inc. (“the Company”, “we”, “us”, “our”) is a Delaware corporation. The principal office is located in Research Triangle Park, Durham, North Carolina. The Company was incorporated in November 2003.

On July 1, 2015, the Company consummated its purchase of certain assets of Icagen Inc., a wholly owned subsidiary of Pfizer Inc. (“Pfizer”) under the terms of an asset purchase and collaboration agreement that the Company entered into on June 26, 2015, pursuant to which the Company acquired certain assets of Icagen (including certain cell lines, office equipment, servers, biology instruments, benchtops and the Icagen name), assumed certain liabilities of Icagen and agreed to continue the employment of several employees of Icagen for at least two years. The Company agreed to pay: (i) an upfront cash purchase price of $500,000; (ii) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the MSSA (as defined below) has generated at least $4,000,000 in revenue; and (iii) beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000.

The Company also entered into a Master Scientific Services Agreement with Pfizer (the “MSSA”), the execution of which was a condition to closing under the APA. In accordance with the terms of the MSSA, the Company agreed to perform ion channel screening and other contract research for Pfizer, including but not limited to, on demand assay development, modification and optimization, compound screening, ion channel screening, reagent and cell line generation and biology platform development.

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES

General

The following (a) consolidated balance sheets as of March 31, 2016 which have been derived from the unaudited condensed consolidated financial statements and December 31, 2015, which have been derived from audited consolidated financial statements, and (b) the unaudited interim statements of operations and cash flows of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016.

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

Icagen, Inc. - Parent Company

Icagen Corp (formerly known as XRpro Corp.) - Wholly owned subsidiary

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

Reporting by segment

No segment information is presented as the Company is changing its primary business from Government contract revenue to revenues derived from commercial customers.

ICAGEN, INC.

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

c)    Trademarks and trade names

The Trademarks and trade names acquired by the Company are reported at acquisition value less any impairments. The estimated useful life of trademarks and trade names is estimated to be indefinite.

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

f)    Amortization

Amortization is reported in the consolidated statement of operations on a straight-line basis over the estimated useful life of the intangible assets, unless the useful life is indefinite. Amortizable intangible assets are amortized from the date that they are available for use.

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

We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of March 31, 2016.

ICAGEN, INC.

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

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits of corporations, the current limit of coverage is $250,000. As a result of this coverage the Company has cash balances of $460,851 that are not covered by the FDIC as of March 31, 2016.

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

Total revenues by customer type are as follows:

	Three months ended March 31, 2016	Three months ended March 31, 2015

Commercial customers	$786,000	$-

National Institutes of Health	114,866	30,653

Total revenues	$900,866	$30,653

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

The balance of the receivables provision as at March 31, 2016 and December 31, 2015 was $19,084. The amount charged to bad debt provision for the three months ended March 31, 2016 and 2015 was $0.

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the three months ended March 31, 2016 and 2015 was $0 and $75,034, respectively.

Patent Costs

Legal costs in connection with approved patents and patent applications are expensed as incurred and classified as Selling, general and administrative expense in our consolidated statements of operations.

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee's requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2016 and 2015 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with market or performance conditions.

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

Net income/(loss) per Share

Basic net income/(loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period.

Diluted net income/(loss) per share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net income/(loss) per share are excluded from the calculation.

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

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to the related party.

ICAGEN, INC.

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

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control and could require or requires net cash settlement, then the contract shall be classified as an asset or a liability.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02, which amends the guidance in U.S. GAAP on accounting for operating leases, a lessee will be required to recognize assets and liabilities for operating leases with lease terms of more than 12 months on the balance sheet. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 09 Improvements to Employee Share-Based Payment Accounting” which is intended to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including; the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The new standard is effective for fiscal years and interim periods beginning after December 15, 2016, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Recent accounting pronouncements (continued)

In April 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) “ASU 2016 – 10 Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance has no effective date as yet. The Company is currently evaluating the impact of adopting this guidance.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

3.	GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $(1,109,527) for the three months ended March 31, 2016 and $(8,676,037) for the year ended December 31, 2015. As of March 31, 2016 and December 31, 2015, the Company had accumulated deficits of $23,252,352 and $22,142,825, respectively. The Company’s working capital decreased from $736,629 at December 31, 2015 to $21,199 as at March 31, 2016. The Company’s working capital is insufficient to meet its short-term cash requirements and fund any future operating losses. These operating losses create an uncertainty about the Company’s ability to continue as a going concern. The Company’s plan, through the acquisition of the assets of Icagen and the continued promotion of its services to existing and potential customers is to generate sufficient revenues to cover our anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including bridge note funding, an equity raise or loan funding from third parties. Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, the management of the Company believes that the revenue to be generated from operations together with potential bridge note funding, additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital contributions or financing to fund ongoing operations.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2016	December 31, 2015

Prepaid insurance	$5,682	$19,714
Prepaid rent	2,500	2,500
Prepaid equipment maintenance	8,642	15,123
Prepaid Subscriptions	3,494	5,106
Surety bond	310,000	310,000
Other	789	5,111
	$331,107	$357,554

A surety bond of $310,000 was posted as security for the sanctions levied against the Company in the Litigation with the Estate of Sigmund Eisenschenk, the bond was necessary and the Company has appealed these sanctions (refer note 20 below).

5.	ASSETS HELD FOR RESALE

The Company closed its Los Alamos and Cambridge sites during the prior year and consolidated its operations at the Icagen site in North Carolina. Excess laboratory equipment that was surplus to its requirements were consigned to a company that specializes in selling used laboratory equipment. The equipment is expected to realize a net, $27,000 after deduction of all sales commissions and associated costs.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	ACQUISITION OF ASSETS OF ICAGEN INC.

On July 1, 2015, the Company consummated its purchase of certain assets of Icagen Inc., a wholly owned subsidiary of Pfizer Inc. (“Pfizer”) under the terms of an asset purchase and collaboration agreement that the Company entered into on June 26, 2015, pursuant to which the Company acquired certain assets of Icagen (including certain cell lines, office equipment, servers, biology instruments, benchtops and the Icagen name), assumed certain liabilities of Icagen and agreed to continue the employment of several employees of Icagen for at least two years. The Company agreed to pay: (i) an upfront cash purchase price of $500,000; (ii) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the MSSA has generated at least $4,000,000 in revenue; and (iii) beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000.

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

The purchase price allocated to the acquisition of the assets of Icagen Inc. is made up as follows:

Amount
Cash payments to date	$500,000
Cash payment due on July 1, 2017	500,000
Deferred earn out payments	10,000,000
11,000,000
Present value discount on future payments	(2,468,700)
$8,531,300

During the three months ended March 31, 2016, the Company charged to operations, non-cash implied interest on the acquisition of the Icagen assets of $144,045.

The allocation of the discounted purchase price to the assets acquired is as follows:

Amount
Laboratory equipment	$1,145,005
Computer equipment	15,295
Cell lines	5,000,500
Discovery Platform	1,450,500
Trade name	637,500
Assembled Workforce	282,500
Total	$8,531,300

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In terms of the purchase agreement entered into between the Company and Pfizer, the name and all rights to the name of Icagen were assigned to the Company. The use of this name, which was the original name of the publicly traded company acquired by Pfizer in 2011, has significant value and is a well-known industry name. The value placed on the trade name and trademarks acquired is $637,500. The useful life of the trade name and trademarks is indefinite and will be tested for impairment on a regular basis.

c.	Assembled workforce

In terms of the purchase agreement entered into between the Company and Pfizer, the Company agreed to retain the services of the scientific personnel who have extensive knowledge and experience in ion channel research and services. This workforce was originally acquired by Pfizer and prior to that had worked for the original Icagen company. The value placed in the assembled workforce acquired is $282,500, the useful life is expected to be ten years based on the company’s estimate of the useful life of current knowledge and the rate of evolution within the industry.

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	INTANGIBLE ASSETS (continued)

d.	Patents (continued)

The patents consist of the following:

●	Method for Detecting Binding Events Using Micro X-Ray Fluorescence Spectrometry, which includes an issued U.S. patent that is expected to expire in about 2021;

●	Flow Method and Apparatus for Screening Chemicals Using Micro X-Ray Fluorescence, which includes issued patents in the U.S., Japan and Singapore, as well as a pending application in Europe, such patents and patent application, if issued, are expected to expire in 2022;

●	Method and Apparatus for Detecting Chemical Binding, which includes about 10 issued patents in the U.S., Europe, Japan and Singapore; such patents are expected to expire in 2023;

●	Drug Development and Manufacturing, which includes an issued U.S. patent that is expected to expire in about 2021.

●	Advanced Drug Development and Manufacturing, which includes over 15 issued foreign patents, in Europe, Japan, and Hong Kong, expected to expire in about 2026, and pending applications in the U.S. and Japan which, if issued, are expected to expire between 2021-2026.

●	Well Plate/Apparatus for Preparing Samples for Measurement by X-Ray Fluorescence Spectrometry, which includes issued patents in the U.S. and Japan, which are expected to expire in about 2028, and pending applications in the U.S., Europe, and Japan, which, if issued, are also expected to expire in 2028.

●	Method and Apparatus for Measuring Protein Post Translational Modification, which includes a patent issued in Japan, which is expected to expire in about 2028 and pending applications in U.S., Europe and Japan, which, if issued, are also expected to expire in about 2028.

●	Method and Apparatus for Measuring Analyte Transport Across Barriers, which includes 2 issued U.S. patents and issued patents in China and Hong Kong, which are expected to expire in about 2030/2031, and pending applications in U.S., Europe, and China, which, if issued, are also expected to expire in about 2030.

●	Method for Analysis Using X-Ray Fluorescence, which includes an issued U.S. patent, which is expected to expire in 2031, and three pending U.S. patent applications which, if issued, are expected to expire in 2031.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	INTANGIBLE ASSETS (continued)

Intangible assets consist of the following:

	March 31, 2016			December 31, 2015
	Cost	Amortization and impairment	Net book value	Net book value

Cell lines	$5,000,500	$-	$5,000,500	$5,000,500
Biology platform	1,450,500	(108,788)	1,341,712	1,377,975
Trade name and trademarks	637,500	-	637,500	637,500
Assembled workforce	282,500	(21,187)	261,313	268,375
Patents	972,000	(545,397)	426,603	439,523
	$8,343,000	$(675,372)	$7,667,628	$7,723,873

The aggregate amortization expense charged to operations was $56,245 and $12,921 for the three months ended March 31, 2016 and 2015, respectively. The amortization policies followed by the Company are described in Note 2.

Amortization expense for future periods is summarized as follows:

Amount
2016	$168,738
2017	224,984
2018	224,984
2019	224,984
2020 and thereafter	1,185,938
Total	$2,029,628

8.	PLANT AND EQUIPMENT

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

Plant and equipment consists of the following:

	March 31, 2016			December 31, 2015
	Cost	Amortization and impairment	Net book value	Net book value
Leasehold improvements	$4,263	$(634)	$3,629	$3,960
Laboratory equipment	1,799,727	(518,789)	1,280,938	1,339,119
Computer Software	249,756	(93,294)	156,462	194,076
Computer equipment	28,572	(6,526)	22,046	24,427
	$2,082,318	$(619,243)	$1,463,075	$1,561,582

The aggregate depreciation charge to operations was $101,577 and $32,226 for the three months ended March 31, 2016 and 2015, respectively.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	OTHER PAYABLES AND ACCRUED EXPENSES

	March 31, 2016	December 31, 2015
Credit card liabilities	$3,558	$-
Vacation and Sick Pay accrual	93,104	93,104
Payroll liabilities	180,332	174,399
Severance cost accrual	997	67,315
Other	107,852	183,790
	$385,843	$518,608

The Company decided to consolidate its operations into one location in Durham, North Carolina. The laboratories maintained in Los Alamos, New Mexico and Cambridge, Massachusetts were both closed at the end of their lease terms. In terms of this consolidation, five members of staff accepted severance packages. To date, we have paid approximately $150,300 in severance costs, with a further $997 to be incurred over the next month.

10.	LEGAL SETTLEMENT LIABILITIES

The legal settlement liability is disclosed as follows:

	March 31, 2016	December 31, 2015
Legal Settlement accrual – Bellows matter	$141,250	$466,250
Legal settlement accrual – Eisenschenk matter	516,250	516,250
Legal settlement – other	10,000	10,000
Judgement liability	172,250	172,250
	$839,750	$1,164,750

Pursuant to the terms of a settlement agreement reached with Bellows on September 28, 2015, the Company agreed to settle all legal matters with Bellows for a cash settlement of $1,650,000, with Bellows surrendering into escrow the 105,000 Series A preferred shares currently held by him and relinquishing his rights to any further dividend payments on those shares. In terms of the settlement agreement a total of $1,433,333 was paid to date. Upon full payment of the $1,650,000, the escrow Series A preferred shares will be released to the Company. See note 20 below.

The Company is attempting to settle the Eisenschenk matter, as disclosed in note 20 below, the Company estimates that the net settlement cost in this matter is approximately $516,250.

The Company has accrued a settlement to Lyon and Lane in exchange for them relinquishing their claim of indemnity for the sanctions levied against the Company, Lyon and Lane and Crane, no agreement has been reached as yet.

The judgement liability represents the outstanding court sanction against the Company in the “Litigation with the estate of Sigmund Eisenschenk”, on March 16, 2015 as disclosed in note 20 below, less the $92,750 sanction which has already been paid by Lyon and Lane.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	LOANS PAYABLE

Loans payable consist of the following:

	March 31, 2016	December 31, 2015
Short term portion
Los Alamos County project participation loan	$133,592	$142,502
Asset funding agreement	15,422	21,879
Total	$149,014	$164,381

The amortization of the principal outstanding on the loans payable is as follows:

Amount

Within 1 year	$149,014

Los Alamos County project participation loan

The Company entered into a Project Participation Agreement (as Amended) and a Loan Agreement with the Incorporated County of Los Alamos as of September 21, 2006. The Agreement provided for funding up to a maximum of $2,200,000 for the construction of a building and purchase of equipment. The maximum amount of equipment to be funded out of the total available loan of $2,200,000 was $625,000. The term of the loan is 13 years. The loan agreement provided for no repayments for 36 months with 120 equal monthly repayments commencing on September 21, 2009. The interest rate on the loan is 5% per annum. The assets funded in terms of the Project Participation Agreement and the Loan Agreement is to be used as security for the balance of the loan outstanding. The Company made use of the loan to purchase assets amounting to $302,009 during the 2007 financial year. Repayments of the loan commenced on September 21, 2009 at an interest rate of 5% per annum with equal monthly repayments of $3,547, inclusive of interest. The Company owed $133,592 and $142,502 as of March 31, 2016 and December 31, 2015, respectively. Due to the closure of the Los Alamos site, the County of Los Alamos has informed the Company that the full balance of the loan is now due and payable.

The Company entered into a short term asset funding agreement for $26,062 to acquire certain software related to the Icagen acquisition. The term of the loan is for twelve months with 12 equal installments of $2,313. The interest rate on the loan is 11.8% per annum. The Company owed $15,422 and $26,062 as of March 31, 2016 and December 31, 2015, respectively.

12.	DEFERRED PURCHASE CONSIDERATION

In terms of the Icagen asset purchase agreement entered into on July 1, 2015, the Company has the following deferred purchase price obligations:

●	$500,000 is due on July 1, 2017, provided that Pfizer has generated at least $4,000,000 in revenue, there are no indications that the targets will not be met;

●	commencing January 1, 2017, the Company is obligated to pay additional purchase price consideration calculated as 10% (ten percent) of gross revenues to Pfizer, Inc. This obligation is capped at a maximum of $10,000,000. These earn out payments are payable quarterly, 60 days after the completion of each calendar quarter. There are no indications that the Company will not meet the maximum earn out payment.

Deferred purchase consideration is disclosed as follows:

	March 31, 2016	December 31, 2015

Short term portion
Deferred purchase consideration	$-	$125,000
Long term portion
Deferred purchase consideration	10,500,000	10,500,000
	10,500,000	10,625,000
Present value discount on future payments	(2,468,700)	(2,468,700
Imputed interest expense	426,235	282,190
Total	$8,457,535	$8,438,490

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	PREFERRED STOCK

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.001 par value each of which 400,000 are designated as Series A 8% convertible redeemable preferred shares of $0.001 each and 3,000,000 are designated as Series B convertible preferred shares of $0.001 each, with the remaining 6,600,000 preferred shares remaining undesignated.

There are no Series B convertible redeemable preferred share issued and outstanding as of March 31, 2016 and December 31, 2015.

Series A 8% Convertible, Redeemable Preferred Stock (“Series A Stock”)

Series A Stock consists of 400,000 designated shares of $0.001 par value each, 105,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015.

On September 28, 2015, the Company entered into a settlement agreement whereby Bellows surrendered into escrow his Series A shares to the Company. These shares are held in trust with the Company’s legal counsel until such time as the final installment, as disclosed under note 10 above has been paid.

Conversion

The Series A Stock will convert to common stock of the Company at a price of $11.40 per share of Common Stock subject to adjustment for stock splits, stock dividends and any further recapitalizations. The Series A Stock is subject to voluntary conversion at the option of the stockholder at any time and is subject to mandatory conversion at the option of the Company provided the Company’s common stock is trading on a recognized stock exchange or Over the Counter Bulletin Board and the volume weighted average price of the Company’s common stock is at least $20 per share, subject to stock splits, stock dividends and recapitalizations.

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

No accrual for Series A Stock dividends was made for the three months ended March 31, 2016 and the year ended December 31, 2015 due to the settlement agreement with Bellows, the remaining Series A stockholder, disclosed in note 20 below.

During the three months ended March 31, 2015, the Company paid $48,300 of accrued Series A stock dividends.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 6,808,857 shares issued and 6,481,857 shares outstanding as of March 31, 2016 and December 31, 2015.

On June 16, 2015, in terms of a restricted stock award, 19,000 restricted shares were issued to the Chairman of our audit committee who is also a board director, as a once off compensation expense for his services as chairman of the audit committee. As of March 31, 2016, all of these shares are vested.

The restricted stock outstanding and exercisable at March 31, 2016 is as follows:

	Restricted Stock Outstanding		Restricted Stock Exercisable
Grant date Price	Number Outstanding	Weighted Average Grant Date Price	Number Vested	Weighted Average Grant Date Price
$3.50	19,000	$3.50	19,000	$3.50

The Company has recorded an expense of $19,950 and $0 for the three months ended March 31, 2016 and 2015, respectively.

15.	WARRANTS

Warrants exercisable for 11,136 shares of common stock at an exercise price of $11.40, expired during the three months ended March 31, 2016

The following table summarizes warrants outstanding and exercisable as of March 31, 2016:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$3.50	1,653,865	3.89		1,653,865
$3.85	143,401	4.25		143,401
$4.00	7,500	0.59		7,500
$4.20	150,000	1.85		150,000
$11.40	181,068	0.19		181,068

	2,135,834	3.44	$4.24	2,135,834	$4.24

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	STOCK BASED COMPENSATION

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

On December 9, 2015, the Board of directors approved the 2015 Stock Incentive Plan which was approved by the Company’s stockholders holding approximately 50.2% of the Company’s voting power.

The 2015 Stock Incentive Plan (“the 2015 Plan”) provides the directors, officers, employees and consultants of the Company with appropriate incentives and rewards to encourage them to enter into and continue in the employ or service of the Company, to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individuals in fulfilling long-term corporate objectives. The Board set aside 800,000 shares of Common Stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of time, determined at the grant date and will expire over a period of time, determined at the grant date.

The Company expenses the value of stock options on a straight line basis over the life of the options. The fair value of stock options is determined by using the Black-Scholes option-pricing model. For all options granted since October 1, 2005 the Company has generally used option terms of between 1 to 10 years. The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as the Company.  The risk-free interest rate used in the Black-Scholes option-pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the options granted. An expected dividend yield of zero is used in the option valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of March 31, 2016, the Company does not anticipate any awards will be forfeited in the calculation of compensation expense due to the limited number of employees that receive stock option grants.

Stock option based compensation expense totaled $75,350 and $83,392 for the three months ended March 31, 2016 and 2015, respectively.

We canceled options exercisable for 0 and 72,282 shares of common stock for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, held by employees and consultants whose service to our company terminated during those respective periods. The shares underlying such options were returned to and are no longer available for re-issuance under the 2005 Plan.

A summary of all of our option activity during the period January 1, 2015 to March 31, 2016 is as follows:

	Shares	Exercise Price per Share	Weighted Average Exercise Price
Outstanding January 1, 2015	725,952	$0.40-11.42	$3.82
Granted	255,000	3.50	3.50
Forfeited/Cancelled	(72,282)	3.50-11.42	5.70
Exercised	(400)	5.00	5.00
Outstanding December 31, 2015	908,270	$0.40-11.42	$3.60
Granted	-	-	-
Forfeited/Cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2016	908,270	$0.40-11.42	$3.60

Stock options outstanding as of March 31, 2016 and December 31, 2015, as disclosed in the above table, have an intrinsic value of $345,750.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	STOCK BASED COMPENSATION (continued)

The following tables summarize information about stock options outstanding as of March 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.40	15,000	6.08		15,000
$2.20	110,000	0.25		110,000
$3.00	312,500	6.96		312,500
$3.50	250,000	8.78		66,666
$4.00	56,770	1.09		56,770
$5.00	128,500	4.74		115,676
$11.42	35,500	2.68		35,500
	908,270	5.77	$3.60	712,112	$3.59

The weighted-average grant-date fair values of options granted during the year ended December 31, 2015 was $844,577 ($3.31 per option). As of March 31, 2016 there were unvested options to purchase 196,158 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $590,763, which is expected to be recognized over a period of 34 months.

17.	NET LOSS PER COMMON SHARE

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

For the three months ended March 31, 2016 and 2015, respectively, the following options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	Three months ended March 31, 2016 (Shares)	Three months ended March 31, 2015 (Shares)

Options to purchase shares of common stock	908,270	980,952
Warrants	2,135,834	2,146,970
Series A convertible, redeemable preferred stock	52,500	52,500
	3,096,604	3,180,422

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	RELATED PARTY TRANSACTIONS

Benjamin Warner

As of March 31, 2016 and December 31, 2015, Dr. Benjamin Warner owned 23.1% of the issued and outstanding shares of common stock on an un-diluted basis.

Richard Cunningham

Pursuant to the terms of an employment agreement entered into with Richard Cunningham, our Chief Executive Officer, stock options to purchase 250,000 shares of Common Stock were awarded to Mr. Cunningham on January 7, 2015, which options vest as follows: (i) Fifty Thousand (50,000) shares vested on November 24, 2015; (ii) One Hundred and Fifty Thousand (150,000) shares vest monthly on a pro rata basis commencing on December 31, 2015 for a period of thirty six months; and (iii) Fifty Thousand (50,000) shares vest on the November 24, 2018. The exercise price for the options is $3.50 per share. Upon a change of control, as defined in the Company’s existing stock option plan, all unvested options issued to Mr. Cunningham shall become fully vested immediately upon the change of control.

Edward Roffman

On June 16, 2015, pursuant to the terms of a restricted stock award, 19,000 restricted shares were issued to the Chairman of our audit committee who is also a board director, as a once off compensation expense for his services as chairman of the audit committee. As of March 31, 2016, all of these shares are vested.

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

First South Africa Management

The Company incurred an expense of $45,000 for services provided by First South Africa Management for provision of CFO services by Mr. Korb and $10,500 for bookkeeping services for the three months ended March 31, 2016.

19.	OPERATING LEASES

The Company pays for an apartment leased by one of our officers in Cambridge, Massachusetts. The original lease expired on June 30, 2015. This lease was renewed for the period July 1, 2015 to June 30, 2016 for a monthly rental of $2,500. Rental expense for the three months ended March 31, 2016 amounted to $7,500.

The Company entered into an asset purchase agreement with Icagen, Inc., a subsidiary of Pfizer, Inc., whereby certain assets were acquired from Icagen, Inc., the agreement included the sub-letting of premises located at Research Triangle Park, Durham, North Carolina. The lease terminates on April 30, 2019. The rental expense for the three months ended March 31, 2016 amounted to $42,394.

Future annual minimum payments required under operating lease obligations as of March 31, 2016, are as follows:

Amount

2016	$136,358
2017	177,823
2018	184,047
2019	63,496
Total	$561,724

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	LITIGATION

Set forth below is a factual description of the status of Company's legal proceedings. It should not be misconstrued as the Company's acquiescence in any claimant's position with respect to such litigation. The Company continues to believe that the claims made against it do not have any merit whatsoever and intends to vigorously defend itself.

There have been no material litigation developments since the filing of our Annual Report on 10-K for the year ended December 31, 2015 other than as follows:

Litigation with estate of Sigmund Eisenschenk

On March 10, 2016, the Court scheduled a pre-trial settlement conference to proceed on April 19, 2016. The Court also suspended the deadline for the Company and Crane to respond to the second amended petition for citation to recover pending the results of the pre-trial settlement conference.

On April 19, 2016, a pre-trial settlement conference was held; however, no settlement was reached.

The Company’s response to the second amended petition for citation to recover is due by May 23, 2016.

New Mexico Litigation Against the Estate of Eisenschenk

On October 2, 2015, the Company filed its Docketing Statement identifying the issues for appeal and a summary of authorities.

On October 16, 2015, the record proper was filed with the Court of Appeals.

On January 28, 2016, the Court of Appeals assigned the case to the General Calendar calling for a full briefing on all issues. The Appellant's Brief in Chief was due and was filed on May 13, 2016.

21.	COMMITMENTS AND CONTINGENCIES

In terms of the asset purchase agreement entered into on July 1, 2015, with Icagen, Inc., a wholly owned subsidiary of Pfizer, Inc. the Company is required to make an additional purchase price payment of $500,000 on July 1, 2017, assuming that Pfizer satisfies its requirements under the agreement.

The Company is also obligated to make earn out payments of 10% of total Gross revenues, up to a maximum of $10,000,000, commencing on revenues generated from January 1, 2017, which payments are to be made 60 days after each quarter end.

22.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued, and has concluded that no such events or transactions took place that would require disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on April 14, 2016. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

Since inception, we have financed our operations primarily through private sales of our securities, settlement of legal matters and prior to our acquisition of certain assets of Icagen from Pfizer, substantially all of our revenue was derived from government grants. Subsequent to our acquisition of certain assets of Icagen from Pfizer, a substantial portion of our revenue has been derived from commercial customers. We expect to continue to seek to obtain our required capital through the private sale of securities and revenue derived for the services we provide. Despite generating funds from commercial customers and government grants, we continue to experience losses. We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash needs for the next twelve months. We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

As a result of the agreement that we entered into with the subsidiary of Pfizer, we agreed; (i) to continue to retain certain employees of the subsidiary until June 30, 2017, which we estimate will require additional compensation of $3,195,000; (ii) to make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with a subsidiary of Pfizer Inc., which additional payments include (a) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the service agreement we entered into has generated at least $4,000,000 in revenue; and (b) beginning in 2017, a quarterly earn out payment (the "Earn Out Payment") of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000, and (iii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period April 1, 2016 to April 30, 2019 with annual escalations of 3.5%, estimated to be $562,000.

In addition, pursuant to the Mutual Release and Settlement Agreement that we entered into with Joel J. Bellows on September 28, 2015, we agreed to pay Mr. Bellows $1,650,000 (of which $216,667 remains to be paid commencing on May 31, 2016. To date, we have not generated sufficient revenue to pay all of these commitments. If we do not increase our revenue, we may be required to raise additional capital to meet our obligations which could result in dilution to stockholders.

We have also entered into Master Services Agreements (“MSA”) with various pharmaceutical companies where we have agreed to perform certain services for them.

The total value of unbilled Purchase orders received from commercial customers as of March 31, 2016 amounted to approximately $3,033,000.

Discussions with respect to our operations included herein include the operations of our operating subsidiary, XRpro Corp. Our company formed XRpro Corp. on July 9, 2010. We have another two subsidiary companies, Caldera Discovery Inc. and XRpro Sciences Inc., which have always been dormant.

Results of Operations for the three months ended March 31, 2016 and the three months ended March 31, 2015.

Revenues

We had revenues totaling $900,866 and $30,653 for the three months ended March 31, 2016 and 2015, respectively, an increase of $870,213 or 2839%. The increase in revenue includes commercial revenue of $786,000 (representing 87% of our revenue) and Government revenue of $114,866 (representing 13% of our revenue), there was no commercial revenue in the prior year and the majority of the commercial revenue can be attributed to the acquisition of the assets of Icagen in July 2015. Commercial revenue includes revenue from seven customers, including two large pharma customers. The Government contract revenue is derived from two government contracts which are ongoing. At March 31, 2016, we have an order backlog of approximately $3,033,000 on commercial contracts and $645,000 in the form of firm fixed price government contracts. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the government projects to date. The funds available under these grants are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

We continue to market our services to several pharmaceutical and biotechnology companies, based on our recent acquisition. We believe that we now have a comprehensive product offering and substantial credibility to offer a full range of products including the advantages and value propositions of the XRpro® technology. While we are optimistic about our prospects, there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for us to be profitable.

Cost of goods sold

Cost of goods sold totaled $694,850 and $162,201 for the three months ended March 31, 2016 and 2015, respectively, an increase of $532,649 or 328.4%. Our cost of goods sold includes an additional 15 scientists located at our North Carolina site who are primarily engaged in our commercial projects. Cost of sales on government contracts is dependent on the progress made on each project to date. Cost of goods sold is primarily comprised of direct expenses related to providing our services to our customers. These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the three months ended March 31, 2016 and 2015 respectively was $590,857 and $30,808, an increase of $560,049 or 182%. This is primarily due to the number of scientists performing work for our commercial customers and government contracts increasing from a headcount of 2 to 17. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the three months ended March 31, 2016 and 2015, respectively was laboratory supplies and direct materials of $97,312 and $93,564, an increase of $3,748 or 4.0%, the increase is primarily due to the level of activity generated by our recent acquisition of certain of the assets of Icagen and the commercial revenue contracts that we have in place. During the three months ended March 31, 2016 and 2015, respectively, outside contractors’ costs amounted to $4,971 and $27,850, the decrease of $22,879 or 82.2% is due to the scaling down of outside consultants working on Government contracts and our recently acquired depth of suitable scientific personnel reducing our requirement for outside technical skills.

Gross profit (loss)

Gross profit was $206,015 and gross loss was $(131,548) for the three months ended March 31, 2016 and 2015, respectively, an increase of $337,563 or 257%. The improvement from a gross loss to a gross profit in the current year is primarily due to the increased revenues generated from commercial customers which was sufficient to offset the increased labor costs included in cost of sales, discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $1,011,771 and $1,251,074 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $239,303 or 19.1%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended March 31,		Increase/	Percentage
	2016	2015	(decrease)	change

Marketing and selling expenses	$29,916	$47,103	$(17,187)	(36.5)%

Salary expenses	331,904	284,848	47,056	16.5%

Research and development salaries	-	75,034	(75,034)	(100.0)%

Directors fees	55,000	55,000	-	-%

Bonus expense	78,174	25,000	53,174	212.7%

Stock option compensation charge	95,300	209,862	(114,562)	(54.6)%

Legal fees	104,795	187,869	(83,074)	(44.2)%

Consulting fees	66,948	160,712	(93,764)	(58.3)%

Repairs and maintenance	69,111	6,914	62,197	899.6%

Rent	49,894	84,461	(34,567)	(40.9)%

Travel expenditure	29,007	23,933	5,074	21.2%

	$910,049	$1,160,736	$250,687	(21.6)%

The decrease in marketing expenditure over the prior period is primarily due to costs incurred on improving and developing the website in the previous year, this was a once off expenditure.

Total salary expenses are allocated to the various expense categories detailed below depending on the level of activity of our employees on commercial and government contracts, internal research and development expenses and administrative activities. An increase in activity on projects will result in an increase in salary expense charged to cost of sales with a corresponding decrease in salary expense charged to selling, general and administrative expenses. A comparison of salary expenses is presented below.

Total salary expenditure for the three months ended March 31, 2016 and 2015, respectively was included in the following expense categories:

	Three months ended March 31,		Increase/	Percentage
	2016	2015	(decrease)	change

Cost of sales	$590,857	$38,808	$552,049	1,422.5%

Selling, general and administrative expenses	331,904	284,848	47,056	16.5%

Research and development salaries	-	75,034	(75,034)	(100.0)%

	$922,761	$398,690	$524,071	131.4%

The increase in total salary expenditure for the three months ended March 31, 2016 of $524,071 is primarily due to the acquisition of the assets and employees of Icagen Inc. from Pfizer, an additional 18 employees were acquired in terms of the acquisition agreement, the employment of a VP of business development on March 1, 2016 offset by the savings generated from 5 employees who were severed in the prior year upon the closure of the Los Alamos and Cambridge laboratories.

The salary expense included in cost of sales for the three months ended March 31, 2016 increased by $552,049, primarily due to the acquisition of the 15 laboratory employees in the Icagen acquisition, the salary expenditure of our scientists are now reported as cost of sales. The current year salary cost in cost of sales includes a bonus accrual of $56,676, based on an estimate of bonuses expected to be paid for the 2016 calendar year.

The salary expense charged to Selling, general and administrative expenses for the three months ended March 31, 2016 increased by $47,056, although our administrative head count has increased from one to five heads, the allocation of cost to administrative expenditure was skewed by scientist not charging their time to projects due to the lack of throughput in the laboratory in the prior period.

Due to the level of activity in the laboratory, specific research projects were not undertaken and the previous Cambridge employees who dedicated their time to research were severed when the sites were consolidated into one location.

Bonus expense increased by $53,174 for the three months ended March 31, 2016. The current year charge represents an accrual for estimated bonuses to the administrative employees based on performance targets, which have been pre-set. The previous year represented a guaranteed bonus due to a certain employee. Included in cost of sales salaries is a bonus provision of $56,676, based on similar performance targets.

The stock option compensation charge decreased by $114,562. The charge for each period is dependent upon the number of options issued and the vesting schedule of these options, currently there are fewer unvested options than in the prior period.

Legal fees decreased by $83,074, over the prior period. The decrease consists primarily of a decrease in general corporate legal activity. In the prior year, general corporate legal activity included legal expenses on the private placement which took place towards the end of 2014 and the beginning of 2015.

The decrease in consulting fees of $93,764 is primarily due to the termination of investor relations and patent consultants whose services have been outsourced to professional businesses at reduced costs.

Repairs and maintenance expenditure in the current period includes facilities maintenance costs for the North Carolina site, the fee is approximately $12,000 per month, in addition to this, approximately $25,000 was spent on repairing an instrument critical to our commercial revenue efforts.

Rent decreased by $34,567 due to the termination of the Cambridge and Los Alamos laboratories and the entering into a sub-lease agreement for the North Carolina site. The rental rates in North Carolina are significantly cheaper than those in Cambridge.

Travel expenditure increased by $5,074 primarily due to the increase in sales and marketing activity by the Company.

Depreciation and Amortization

We recognized depreciation expenses of $101,577 and $32,226 for the three months ended March 31, 2016 and 2015, respectively, the increase is due to the Icagen asset acquisition and the valuation placed on the laboratory equipment acquired. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expense was $56,245 and $12,921 for the three months ended March 31, 2016 and 2015. The increase in amortization expense is directly related to the acquisition of the Icagen assets and the value placed on the Discovery platform and the Assembled Workforce acquired which is amortized over a ten-year period.

Interest expense

Interest expense totaled $146,238 and $2,164 for the three months ended March 31, 2016 and 2015, respectively. The increase is primarily due to the imputed interest charge of $144,045 on the Acquisition of the Icagen assets. This imputed interest charge has no cash flow implications.

Net loss

Net loss totaled $1,109,527 and $1,427,918 for the three months ended March 31, 2016 and 2015, respectively. The decrease in net loss is primarily due the increase in revenues from commercial customers and the reduction in administrative expenses.

Liquidity and Capital Resources

We have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants and more recently from commercial customers and the settlement of a lawsuit. We are generating funds from commercial customers and government grants, however, we continue to experience losses and will need to raise additional funds to meet our working capital requirements, despite this we are dependent upon the outcome of settlement discussions we are having in our lawsuits. We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash needs for the next twelve months. We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

As of March 31, 2016 our Company had cash totaling $818,797, other current assets totaling $1,247,994 and total assets of $11,197,494. We had total current liabilities of $2,045,592 and a net working capital of $21,199. Total liabilities were $10,503,127, including deferred purchase consideration of $8,457,535. The deferred purchase consideration includes a net present value discount of $2,042,465 (made up of a gross present value discount of $2,468,700 less imputed interest expense of $426,235), the gross amount still due in terms of the acquisition agreement is $10,500,000 of which $500,000 is dependent on the achievement of a revenue target with Pfizer and $10,000,000 is due based on a potential earn out charge of 10% of gross revenues commencing in January 2017. Our Series A convertible redeemable preferred stock totaled $133,350 resulting in a stockholders’ equity of $561,017.

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

As of March 31, 2016, we owed $133,592 in accordance with the terms of a Project Participation Agreement with the Incorporated County of Los Alamos that we entered into in September 2006. The loan bears interest at a rate of 5% per annum, is for a thirteen-year term, with monthly repayments of $3,547 that commenced on September 21, 2009. Due to the closure of the Los Alamos site, the County of Los Alamos has informed us that the full balance of the loan is now due and payable.

An analysis of our cash flows from operating, investing and financing activities for the three months ended March 31, 2016 and 2015 is provided below:

	Three months ended March 31, 2016	Three months ended March 31, 2015

Net cash used in operating activities	$(1,304,566)	$(902,619)

Net cash used in investing activities	(128,070)	(50,989)

Net cash (used in) provided by financing activities	(15,355)	3,465,226

Net (decrease) increase in cash and cash equivalents	$(1,447,991)	$2,511,618

Net cash used in operating activities was $(1,304,566) and $(902,619) for the three months ended March 31, 2016 and 2015, respectively. The decrease in cash provided by operating activities was primarily due to the following:

	Three months ended March 31,		Increase/	Percentage
	2016	2015	(decrease)	change

Net loss	$(1,109,527)	$(1,427,918)	$318,391	(22.3)%

Adjustments for non-cash items	397,167	254,848	142,319	55.8%

Changes in operating assets and liabilities	(592,206)	270,451	(862,657)	(319.0)%

	$(1,304,566)	$(902,619)	$(401,947)	(44.5)%

The decrease in net loss is discussed under net loss in the results of operations for the three months ended March 31, 2016 and 2015, respectively.

The change in adjustments for non-cash items is primarily due to; i) an increase in depreciation and amortization expense of $112,675, primarily due to the depreciation and amortization of the Icagen assets acquired; ii) the non-cash imputed interest charge on the acquisition of the Icagen assets; iii) offset by the reduction in the non-cash compensation charge of $114,562.

The decrease in operating assets and liabilities is primarily due to the timing of payments to our suppliers in the current year, a large purchase of specialty materials was paid for in the first quarter; $325,000 of the Bellows legal settlement was made and severance costs of $66,318 was paid during the first quarter.

Net cash used in investing activities was $128,070 and $50,989, the current year amount included; deferred purchase price payments to Pfizer of $125,000 and the prior year amount consisted primarily of laboratory equipment purchased.

Net cash (used in) provided by financing activities was $(15,355) and $3,465,226 for the three months ended March 31, 2016 and 2015, respectively. The cash used in financing activities represents the repayment of loans. The cash provided by financing activities in the prior year is primarily due to the net proceeds raised on the second closing of the recently concluded private placement of $3,521,592, after deducting share issue expenses of $314,541; and the payment of a dividend of $48,300 to the Series A stockholder.

Capital Expenditures

Our current plan is to purchase equipment to ensure that our recent acquisition of Icagen functions efficiently and that we are able to support the commercialization efforts of the Company.

Commitments

In terms of the asset purchase agreement entered into on July 1, 2015, with Icagen, Inc., a wholly owned subsidiary of Pfizer Inc. we are required to make additional purchase price payments of $500,000 on July 1, 2017, provided certain milestones are met by Pfizer.

We are also obligated to make earn out payment of 10% of total Group revenues, up to a maximum of $10,000,000, commencing on revenues generated from January 1, 2017, which payments are to be made 6o days after each quarter end.

The Company sub-let premises from Pfizer located at Research Triangle Park, Durham, North Carolina. The lease terminates on April 30, 2019.

Future annual minimum payments required under operating lease obligations as of March 31, 2016, are as follows:

Amount

2016	$136,358
2017	177,823
2018	184,047
2019	63,496
Total	$561,724

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that due to a lack of segregation of duties the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material litigation developments since the filing of our Annual Report on 10-K for the year ended December 31, 2015 other than as follows:

Litigation with estate of Sigmund Eisenschenk

On March 10, 2016, the Court scheduled a pre-trial settlement conference to proceed on April 19, 2016. The Court also suspended the deadline for the Company and Crane to respond to the second amended petition for citation to recover pending the results of the pre-trial settlement conference.

On April 19, 2016, a pre-trial settlement conference was held; however, no settlement was reached.

The Company’s response to the second amended petition for citation to recover is due by May 23, 2016.

New Mexico Litigation Against the Estate of Eisenschenk

On October 2, 2015, the Company filed its Docketing Statement identifying the issues for appeal and a summary of authorities.

On October 16, 2015, the record proper was filed with the Court of Appeals.

On January 28, 2016, the Court of Appeals assigned the case to the General Calendar calling for a full briefing on all issues. The Appellant's Brief in Chief was due and was filed on May 13, 2016.

Item 1A. Risk Factors.

Risks Related to the Company

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the three months ended March 31, 2016, we had a net loss of $(1,109,527), for the year ended December 31, 2015 we had a net loss of $(8,676,037), and for the year ended December 31, 2014, we had an income of $49,517, primarily due to the favorable settlement of the LANS matter in the prior year. We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans for the lease of our instruments and services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

A significant portion of our net revenue has been generated from services provided to one customer. Prior to 2015, substantially all of our revenue was derived from services provided to governmental agencies.

For the three months ended March 31, 2016 we derived 87% of our revenue from commercial contracts of which 45.1% of our revenue was for services provided to Pfizer, the remaining 13% was derived from Government contracts; and for the year ended December 31, 2015, we derived 84% of our revenues from commercial contracts of which 75.8% of our revenue were for services provided to Pfizer, the remaining 16.3% was derived from Government contracts. Prior to the acquisition of certain of the assets of Icagen we derived substantially all of our revenue from services we performed for two governmental agencies. For the year ended December 31, 2014, 84% of our revenue has been generated from government contracts and the remaining 16% generated from commercial contracts. Our business model which now concentrates on commercial customers is relatively new and there can be no assurance that we will be able to increase the revenue derived from commercial customers to a significant amount. As of the date hereof we have three existing contracts with the National Institutes of Health (“NIH”) pursuant to which we are continuing to perform services. Our MSSA with Pfizer which terminates in July 2017 guarantees $1,000,000 of revenue to us per each twelve-month period until June 30, 2017. The termination of our relationship with Pfizer would adversely affect our business. There can be no assurance that we will attract a sufficient number of other pharmaceutical companies to provide our services to or that our current contract customer will increase the scope of the services required. We do not have enough information regarding this new business model to assess its success.

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

We incurred a net loss of $(1,109,527) for the three months ended March 31, 2016 and a net loss of $(8,676,037) for the year ended December 31, 2015 and generated a net income of $49,517 for the year ended December 31, 2014 primarily due to the favorable settlement of the LANS matter in the prior year. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. Pursuant to the terms of the APA, we are required to pay Pfizer an additional $500,000 on July 1, 2017. In addition, we agreed to retain eighteen employees of Icagen, Inc. at an estimated cost of $3,100,000 per annum, for at least two years. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings and the settlement of the LANS litigation will provide us with enough funds to continue our operations at our current level for at least an additional month. Unless we raise additional funds or increase revenues we will be forced to curtail our operations and limit our marketing expenditures. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations, which could result in the loss of all of your investment in our stock.

We may be unable to generate sufficient revenues to meet the minimum payments required under our agreements and will need to raise additional capital to meet our working capital needs,

In accordance with the terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with a subsidiary of Pfizer Inc. our remaining payment obligations; (ii) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the service agreement we entered into has generated at least $4,000,000 in revenue; and (iii) beginning in 2017, a quarterly earn out payment (the "Earn Out Payment") of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000. We also agreed to continue the employment of several prior individuals of the subsidiary for at least two years, which we estimate will require an additional $3,195,000 in compensation. In addition, pursuant to the Mutual Release and Settlement Agreement that we entered into with Joel J. Bellows on September 28, 2015, we agreed to pay Mr. Bellows $1,650,000 (of which $216,667 remains to be paid commencing on May 31, 2016. To date, we have not generated sufficient revenue to pay all of these commitments. If we do not increase our revenue, we may be required to raise additional capital to meet our obligations which could result in dilution to stockholders.

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

We currently offer our services to companies located outside of the United States, because we intend to continue to do so, our business is subject to risks associated with doing business internationally, including:

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

Even if the market price of our Common Stock increases sufficiently so that we comply with the minimum market price requirement, we cannot assure you that we will be able to comply with the other standards that we are required to meet in order to be approved for listing on a national securities exchange or maintain a listing of our Common Stock on such exchange. Our failure to meet these requirements may result in our Common Stock not being listed on such exchange or being delisted from a national securities exchange.

The reverse stock split may decrease the liquidity of the shares of our Common Stock.

The liquidity of the shares of our Common Stock may be affected adversely by the reverse stock split given the reduced number of shares that are outstanding following the reverse stock split. In addition, the reverse stock split may increase the number of shareholders who own odd lots (less than 100 shares) of our Common Stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

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

ICAGEN, INC.

Date: May 19, 2016	By:	/s/ Richard Cunningham
Richard Cunningham
President and Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2016	By:	/s/ Mark Korb
Chief Financial Officer
(Principal Financial Officer)

