Form 10-Q
period 2016-06-30
Icagen, Inc.
filed 2016-08-15
CIK 1518520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Number of shares of common stock outstanding as of August 12, 2016 was 6,481,857.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Icagen,” the “Company,” “we,” “us” and “our” refer to Icagen, Inc.

ICAGEN, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	Unaudited
Assets

Current Assets
Cash	$925,668	$2,266,788
Accounts receivable, net	883,019	967,170
Prepaid expenses and other current assets	363,776	357,554
Investment in certificate of deposit	25,023	25,023
Assets held for resale	27,000	27,620
Total Current Assets	2,224,486	3,644,155

Non-Current Assets
Intangibles, net	7,611,382	7,723,873
Plant and equipment, net	1,887,333	1,561,582
Total Non-Current Assets	9,498,715	9,285,455
Total Assets	$11,723,201	$12,929,610

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
Accounts payable	$923,638	$934,710
Other payables and accrued expenses	443,371	518,608
Legal settlement accrual	698,500	1,164,750
Loans payable	546,859	164,381
Bridge notes	843,233	-
Deferred purchase consideration	250,000	125,000
Dividends payable	77	77
Total Current Liabilities	3,705,678	2,907,526

Non-Current Liabilities
Deferred purchase consideration, net	8,351,580	8,313,490
Total Non-Current Liabilities	8,351,580	8,313,490

Total Liabilities	12,057,258	11,221,016

Convertible Redeemable Preferred stock
Series A cumulative convertible redeemable Preferred stock, $0.001 par value, 400,000 shares designated, nil and 105,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively, liquidation preference $5.70 per share	-	133,350
Commitment and contingencies	-	-

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value, 10,000,000 authorized, 3,000,000 shares designated as Series B Preferred stock, 6,600,000 undesignated and unissued	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,808,857 shares issued and 6,481,857 outstanding as of June 30, 2016 and December 31, 2015.	6,482	6,482
Additional paid-in-capital	24,093,487	23,711,824
Treasury stock, at cost (327,000 shares of common stock at June 30, 2016 and December 31, 2015).	(237)	(237)
Accumulated deficit	(24,433,789)	(22,142,825)
Total stockholder's (Deficit) Equity	(334,057)	1,575,244
Total Liabilities and Stockholders' (Deficit) Equity	$11,723,201	$12,929,610

See notes to unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Sales	$1,157,458	$95,158	$2,058,324	$125,811

Cost of sales	840,995	129,666	1,535,845	291,867

Gross profit (loss)	316,463	(34,508)	522,479	(166,056)

Operating expenses:
Selling, general and administrative expenses	1,178,467	1,239,031	2,190,238	2,490,105
Depreciation	112,304	32,823	213,881	65,049
Amortization	56,246	12,921	112,492	25,842
Total Operating expenses	1,347,017	1,284,775	2,516,611	2,580,996

Operating loss	(1,030,554)	(1,319,283)	(1,994,132)	(2,747,052)

Other (expense) income
Other (expense) income	-	(6,400)	-	(6,239)
Interest income	46	1,562	335	3,416
Interest expense	(150,928)	(2,042)	(297,166)	(4,206)
Total other expense	(150,882)	(6,880)	(296,831)	(7,029)

Net loss before income tax	(1,181,436)	(1,326,163)	(2,290,963)	(2,754,081)

Income tax	-	-	-	-

Net loss	(1,181,436)	(1,326,163)	(2,290,963)	(2,754,081)

Preferred stock dividends	-	(12,042)	-	(72,697)

Net loss applicable to common stock	$(1,181,436)	$(1,338,205)	$(2,290,963)	$(2,826,778)

Net Loss Per Share - Basic and Diluted	$(0.18)	$(0.21)	$(0.35)	$(0.47)

Weighted Average Number of Shares Outstanding - Basic and Diluted	6,481,857	6,464,614	6,481,857	6,061,120

See notes to unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,290,963)	$(2,754,081)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	213,881	65,049
Amortization expense	112,492	25,842
Stock based compensation charge	228,849	293,425
Imputed interest charge	294,986	-
Movement in bad debts provision	(19,084)	-
Loss on disposal of plant and equipment	-	6,239
Increase in legal settlement accrual	-	85,000
Changes in operating assets and liabilities
Accounts receivable	103,235	21,541
Prepaid expenses and other current assets	(5,602)	(244,627)
Accounts payable	(11,072)	122,400
Other payables and accrued expenses	(723,983)	34,349
CASH USED IN OPERATING ACTIVITIES	(2,097,261)	(2,344,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deferred purchase consideration	(125,000)	-
Purchase of plant and equipment	(539,632)	(59,478)
Proceeds on sale of plant and equipment	-	934
Investment in deposits	-	(5)
NET CASH USED IN INVESTING ACTIVITIES	(664,632)	(58,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Los Alamos County loan	(142,311)	(17,038)
Repayment of software loan	(15,206)	-
Proceeds from equipment loan	533,290	-
Proceeds from bridge notes	1,045,000	-
Proceeds from common stock units issued	-	3,836,133
Share issue expenses	-	(314,541)
Warrants exercised	-	400
Series A Preferred Stock dividend paid	-	(48,300)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	1,420,773	3,456,654

NET (DECREASE) INCREASE IN CASH	(1,341,120)	1,053,242
Cash at the beginning of the period	2,266,788	6,472,393
CAST AT END OF PERIOD	$925,668	$7,525,635

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$3,435	$4,244

NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of Series A stock redeemed offset against stockholders’ equity	$(50,400)	-
Value of warrants issued concurrent with bridge notes	$203,214	-
Common stock issued in exchange for Series B Preferred stock	$-	$2,134
Common stock issued in lieu of Series B Preferred stock dividend	$-	$978,417
Common shares issued to partially settle liability	$-	$310,625
Accrued Series A Preferred Stock dividends	$-	$23,952
Accrued Series B Preferred Stock dividends	$-	$48,745

See notes to unaudited condensed consolidated financial statements

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

Icagen, Inc. (“the Company”, “we”, “us”, “our”) is a Delaware corporation. The principal office is located in Research Triangle Park, Durham, North Carolina. The Company was incorporated in November 2003.

2.	ACCOUNTING POLICIES AND ESTIMATES

General

The following (a) consolidated balance sheets as of June 30, 2016 which have been derived from the unaudited condensed consolidated financial statements and December 31, 2015, which have been derived from audited consolidated financial statements, and (b) the unaudited interim statements of operations and cash flows of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016.

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

Icagen-T Inc. – Wholly owned subsidiary (formed on June 16, 2016)

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

Concentrations of credit risk

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits of corporations, the current limit of coverage is $250,000. As a result of this coverage the Company has cash balances of $555,190 that are not covered by the FDIC as of June 30, 2016.

Concentration of major customers

The Company derives its revenues from commercial pharmaceutical and biotechnology companies as well as from Government research contracts and Government grants.

Total revenues by customer type are as follows:

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015

National Institutes of Health	$151,403	$95,158	$266,269	$125,811
Commercial revenues	1,006,055	-	1,792,055	-
	$1,157,458	$95,158	$2,058,324	$125,811

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

The balance of the receivables provision as at June 30, 2016 and December 31, 2015 was $Nil and $19,084, respectively. The amount charged to bad debt provision for the three months and six months ended June 30, 2016 was $19,084 and for the three months and six months ended June 30, 2015 was $0.

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the three months and six months ended June 30, 2016 was $Nil and for the three months and six months ended June 30, 2015 was $75,034 and $102,900, respectively.

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $(2,290,963) for the six months ended June 30, 2016 and $(8,676,037) for the year ended December 31, 2015. As of June 30, 2016 and December 31, 2015, the Company had accumulated deficits of $24,433,789 and $22,142,825, respectively. The Company’s working capital decreased from $736,629 at December 31, 2015 to a deficit of $1,481,192 as at June 30, 2016. The Company’s working capital is insufficient to meet its short-term cash requirements and fund any future operating losses. These operating losses create an uncertainty about the Company’s ability to continue as a going concern. The Company’s plan, through the acquisition of the assets of Icagen and the continued promotion of its services to existing and potential customers is to generate sufficient revenues to cover our anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including bridge note funding, an equity raise or loan funding from third parties. Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, the management of the Company believes that the revenue to be generated from operations together with potential bridge note funding, additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital contributions or financing to fund ongoing operations.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2016	December 31, 2015

Prepaid insurance	$46,445	$19,714
Prepaid rent	2,500	2,500
Prepaid equipment maintenance	2,160	15,123
Prepaid Subscriptions	1,881	5,106
Surety bond	310,000	310,000
Other	790	5,111
	$363,776	$357,554

A surety bond of $310,000 was posted as security for the sanctions levied against the Company in the Litigation with the Estate of Sigmund Eisenschenk, the bond was necessary and the Company has appealed these sanctions (refer note 19 below).

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2016			December 31, 2015
	Cost	Amortization and impairment	Net book value	Net book value

Cell lines	$5,000,500	$-	$5,000,500	$5,000,500
Biology platform	1,450,500	(145,050)	1,305,450	1,377,975
Trade name and trademarks	637,500	-	637,500	637,500
Assembled workforce	282,500	(28,250)	254,250	268,375
Patents	972,000	(558,318)	413,682	439,523
	$8,343,000	$(713,618)	$7,611,382	$7,723,873

The aggregate amortization expense charged to operations was $56,246 and $12,921 for the three months ended June 30, 2016 and 2015, respectively, and $112,492 and $25,842 for the six months ended June 30, 2016 and 2015, respectively.

Amortization expense for future periods is summarized as follows:

Amount
2016	$112,492
2017	224,984
2018	224,984
2019	224,984
2020	224,984
2021 and thereafter	960,954
Total	$1,973,382

6.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	June 30, 2016			December 31, 2015
	Cost	Amortization and impairment	Net book value	Net book value
Leasehold improvements	$4,263	$(964)	$3,299	$3,960
Laboratory equipment	2,333,017	(588,497)	1,744,520	1,339,119
Computer Software	253,028	(133,180)	119,848	194,076
Computer equipment	28,572	(8,906)	19,666	24,427
	$2,618,880	$(731,547)	$1,887,333	$1,561,582

The aggregate depreciation charge to operations was $112,304 and $ 32,823 for the three months ended June 30, 2016 and 2015, respectively, and $213,881 and $65,049 for the six months ended June 30, 2016 and 2015, respectively.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	OTHER PAYABLES AND ACCRUED EXPENSES

	June 30, 2016	December 31, 2015
Credit card liabilities	$7,254	$-
Vacation and Sick Pay accrual	104,281	93,104
Payroll liabilities	271,062	174,399
Severance cost accrual	-	67,315
Other	60,774	183,790
	$443,371	$518,608

8.	LEGAL SETTLEMENT LIABILITIES

The legal settlement liability is disclosed as follows:

	June 30, 2016	December 31, 2015
Legal Settlement accrual – Bellows matter	$-	$466,250
Legal settlement accrual – Eisenschenk matter	516,250	516,250
Legal settlement – other	10,000	10,000
Judgement liability	172,250	172,250
	$698,500	$1,164,750

Pursuant to the terms of a settlement agreement reached with Bellows on September 28, 2015, the Company agreed to settle all legal matters with Bellows for a cash settlement of $1,650,000, with Bellows surrendering into escrow the 105,000 Series A preferred shares currently held by him and relinquishing his rights to any further dividend payments on those shares. This amount has been repaid in full and the escrow Series A preferred shares were released to the Company. See note 12 below.

9.	LOANS PAYABLE

Loans payable consist of the following:

	June 30, 2016	December 31, 2015
Short term portion
Los Alamos County project participation loan	$-	$142,502
Asset leasing arrangement	540,186	-
Asset funding agreement	6,673	21,879
Total	$546,859	$164,381

The amortization of the principal outstanding on the loans payable is as follows:

Amount

Within 1 year	$546,859

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	LOANS PAYABLE (continued)

Los Alamos County project participation loan

The Company owed $Nil and $142,502 as of June 30, 2016 and December 31, 2015, respectively. Due to the closure of the Los Alamos site, the loan was repaid on June 30, 2016.

Asset leasing arrangement

The Company acquired laboratory equipment from Nanion Technologies on April 21, 2016 in terms of a lease agreement. The lease consists of twelve equal monthly instalments of $28,751 each with a remaining balance due of $225,000 at the end of the twelve-month period. In terms of US GAAP, the total purchase consideration was discounted back to present value at the Company’s estimated weighted average cost of capital of 6.7%, resulting in an estimated present value of future payments of $533,290. The discount of $36,722 will be expensed as an additional interest expense over the estimated period in which the payments are expected to be made. The discount will be evaluated at each reporting period to determine if our assumptions are still valid. The Company owed $540,186 as of June 30, 2016, including imputed interest of $6,896.

Asset funding arrangement

The Company entered into a short term asset funding agreement for $26,062 to acquire certain software related to the Icagen acquisition. The term of the loan is for twelve months with 12 equal installments of $2,313. The interest rate on the loan is 11.8% per annum. The Company owed $6,673 and $26,062 as of June 30, 2016 and December 31, 2015, respectively.

10.	BRIDGE NOTES

On June 30 2016, the Company sold in a private placement offering to 11 investors pursuant to a securities purchase agreement entered into with each investor, 104.5 units at a per unit price of $10,000, each unit (the “Units”) consisting of a note in the principal amount of $10,000 (the “Notes”) and a five-year warrant (the “Warrants”) to acquire 1,500 shares of the Company’s common stock, par value, $0.001 per share, at an exercise price of $3.50 per share for gross proceeds of $1,045,000. On July 7, 2016, the Company sold an additional 10 Units in the Offering to one investor for gross proceeds of $100,000. The aggregate cash proceeds to the Company from the sale of the 114.5 Units was $1,145,000.

The Notes bear interest at a rate of 8% per annum and mature on June 30, 2017. Pursuant to a Security and Pledge Agreement the Notes are secured by a lien on all of the current assets of the Company (excluding the equity of and assets of the Company’s wholly owned subsidiary, Icagen-T, Inc.). Amounts overdue bear interest at a rate of 1% per month.

The Warrants have an initial exercise price of $3.50 per share and are exercisable for a period of five years from the date of issuance. Each Warrant is exercisable for one share of Common Stock, which resulted in the issuance of Warrants exercisable to purchase an aggregate of 171,750 shares of Common Stock. The Warrants are subject to adjustment in the event of stock splits and other similar transactions. The warrants were valued using a Black-Scholes valuation model and the proceeds received were allocated based on the percentage of the warrants to the total value of the securities in this offering, resulting in a debt discount of $203,214 on the warrants issued prior to June 30, 2016. Subsequent to June 30, 2016, a further debt discount of $14,183 was recorded for Units issued on July 7, 2016. An additional $27,066 was allocated to the value of the placement agent warrants described below.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	BRIDGE NOTES (continued)

The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the Offering. In connection therewith, the Company agreed to pay the placement agent a six percent (6%) commission from the gross proceeds of the Offering ($1,145,000) and agreed to reimburse approximately $15,000 in respect of out of pocket expenses incurred by the placement agent in connection with the Offering. The Company also issued the placement agent the same warrant that the investors received exercisable for an aggregate amount of 28,625 shares of Common Stock at an exercise price of $3.50 per share (2,500 shares of Common Stock for each $100,000 in principal amount of Notes sold) (the “Placement Agent Warrants”).

Bridge notes consist of the following:

	June 30, 2016	December 31, 2015
Short term portion
Bridge notes	$1,045,000	$-
Accrued interest	1,447	-
Unamortized debt discount	(203,214)	-
Total	$843,233	$-

Subsequent to June 30, 2016, on August 8, 2016, these Bridge notes, together with interest thereon were repaid in full.

11.	DEFERRED PURCHASE CONSIDERATION

In terms of the Icagen asset purchase agreement entered into on July 1, 2015, the Company has the following deferred purchase price obligations:

●	$500,000 is due on July 1, 2017, provided that Pfizer has generated at least $4,000,000 in revenue, there are no indications that the targets will not be met;

●

commencing January 1, 2017, the Company is obligated to pay additional purchase price consideration calculated as 10% (ten percent) of gross revenues to Pfizer, Inc. This obligation is capped at a maximum of $10,000,000. These earn out payments are payable quarterly, 60 days after the completion of each calendar quarter, with a minimum payment of $250,000 per quarter. There are no indications that the Company will not meet the maximum earn out payment.

Deferred purchase consideration is disclosed as follows:

	June 30, 2016	December 31, 2015

Short term portion
Deferred purchase consideration	$250,000	$125,000
Long term portion
Deferred purchase consideration	10,250,000	10,500,000
	10,500,000	10,625,000
Present value discount on future payments	(2,468,700)	(2,468,700)
Imputed interest expense	570,280	282,190
Total	$8,601,580	$8,438,490

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	PREFERRED STOCK

Series A 8% Convertible, Redeemable Preferred Stock (“Series A Stock”)

On September 28, 2015, the Company entered into a settlement agreement whereby Bellows surrendered into escrow his Series A shares to the Company. These shares were held in trust with the Company’s legal counsel until such time as the final installment had been paid. The company fulfilled all of its obligations under the settlement and the Series A shares were released from Escrow and subsequently cancelled.

As of June 30, 2016 and December 31, 2015, there were Nil and 105,000 Series A Stock issued and outstanding, respectively.

13.	COMMON STOCK

On June 16, 2015, in terms of a restricted stock award, 19,000 restricted shares were issued to the Chairman of our audit committee who is also a board director, as a once off compensation expense for his services as chairman of the audit committee. As of June 30, 2016, all of these shares are vested.

The restricted stock outstanding and exercisable at June 30, 2016 is as follows:

	Restricted Stock Outstanding		Restricted Stock Exercisable
Grant date Price	Number Outstanding	Weighted Average Grant Date Price	Number Vested	Weighted Average Grant Date Price
$3.50	19,000	$3.50	19,000	$3.50

The Company has recorded an expense of $19,950 and $0 for the six months ended June 30, 2016 and 2015, respectively.

14.	WARRANTS

Warrants exercisable for 131,374 shares of common stock at an exercise price of $11.40, expired during the six months ended June 30, 2016.

In terms of the bridge note funding described in note 10 above, the Company sold in a private placement offering to 11 investors pursuant to a securities purchase agreement entered into with each investor, 104.5 units at a per unit price of $10,000, each unit (the “Units”) consisting of a note in the principal amount of $10,000 (the “Notes”) and a five-year warrant (the “Warrants”) to acquire 1,500 shares of the Company’s common stock, par value, $0.001 per share, at an exercise price of $3.50 per share for gross proceeds of $1,045,000. On July 7, 2016, the Company sold an additional 10 Units in the Offering to one investor for gross proceeds of $100,000. The aggregate cash proceeds to the Company from the sale of the 114.5 Units was $1,145,000.

The Warrants have an initial exercise price of $3.50 per share and are exercisable for a period of five years from the date of issuance. Each Warrant is exercisable for one share of Common Stock, which resulted in the issuance of Warrants exercisable to purchase an aggregate of 171,750 shares of Common Stock. The Warrants are subject to adjustment in the event of stock splits and other similar transactions. The warrants were valued using a Black-Scholes valuation model and the proceeds received were allocated based on the percentage of the warrants to the total value of the securities in this offering, resulting in a debt discount of $203,214 on the warrants issued prior to June 30, 2016. Subsequent to June 30, 2016, a further debt discount of $14,183 was recorded for Units issued on July 7, 2106. An additional $27,066 was allocated to the value of the placement agent warrants described below.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	WARRANTS (continued)

The fair value of warrants issued were valued using the Black-Scholes pricing model and the following weighted average assumptions were used:

Six months ended June 30, 2016

Calculated stock price	$3.50
Risk-free interest rate	1.01%
Expected life of warrants (in years)	5
Expected volatility of the underlying stock	53%
Expected dividend rate	0%

The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as the Company. The risk-free interest rate used in the Black-Scholes pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the warrants granted. An expected dividend yield of zero is used in the valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of June 30, 2016, the Company does not anticipate any awards will be forfeited in the valuation of the warrants.

A summary of all of our warrant activity during the period January 1, 2016 to June 30, 2016 is as follows:

	Shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	2,146,970	$3.50 -11.40	$4.28
Granted	156,750	3.50	3.50
Forfeited/Cancelled	(131,374)	11.40	11.40
Exercised	-	-	-
Outstanding June 30, 2016	2,172,346	$3.50-11.40	$3.79

The following table summarizes warrants outstanding and exercisable as of June 30, 2016:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$3.50	1,810,615	3.66		1,810,615
$3.85	143,401	4.00		143,401
$4.00	7,500	0.34		7,500
$4.20	150,000	1.66		150,000
$11.40	60,830	0.22		60,830

	2,172,346	3.51	$3.79	2,172,346	$3.79

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	STOCK BASED COMPENSATION

Options exercisable for 110,000 and 72,282 shares of common stock for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively that were held by employees and consultants under the 2005 Stock option plan were not exercised in terms of the option agreements entered into and have expired. The shares underlying such options were returned to and are no longer available for re-issuance under the 2005 Plan.

On May 19, 2016, the Company issued ten-year options exercisable for 240,000 shares of common stock at $3.50 per common share to certain employees as incentive stock options, 220,000 of the options issued vest over a period of 48 months whilst 20,000 options are performance related, linked to certain revenue targets.

On May 19, 2016, the Company issued ten-year options exercisable for 62,500 shares of common stock at $3.50 per common shares to certain of our directors as compensation for services rendered. These options vest equally over a period of 36 months.

The fair value of options issued were valued using the Black-Scholes pricing model and the following weighted average assumptions were used:

Six months ended June 30, 2016

Calculated stock price	$3.50
Risk-free interest rate	1.81%
Expected life of options (in years)	10
Expected volatility of the underlying stock	61%
Expected dividend rate	0%

The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as the Company. The risk-free interest rate used in the Black-Scholes pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the options granted. An expected dividend yield of zero is used in the valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of June 30, 2016, the Company does not anticipate any awards will be forfeited in the valuation of the options.

A summary of all of our option activity during the period January 1, 2016 to June 30, 2016 is as follows:

	Shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	908,270	$0.40 -11.42	$3.60
Granted	302,500	3.50	3.50
Forfeited/Cancelled	(110,000)	2.20	2.20
Exercised	-	-	-
Outstanding June 30, 2016	1,100,770	$0.40-11.42	$3.71

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	STOCK BASED COMPENSATION (continued)

The following tables summarize information about stock options outstanding as of June 30, 2016:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.40	15,000	5.84		15,000
$3.00	312,500	6.71		312,500
$3.50	552,500	9.27		110,925
$4.00	56,770	0.84		56,770
$5.00	128,500	4.49		120,167
$11.42	35,500	2.43		35,500
	1,100,770	7.28	$3.77	650,862	$3.94

The weighted-average grant-date fair values of options granted during the six months ended June 30, 2016 was $736,066 ($2.43 per option) and for the year ended December 31, 2015 was $844,577 ($3.31 per option). As of June 30, 2016 there were unvested options to purchase 449,908 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $1,193,044, which is expected to be recognized over a period of 47 months.

Stock option based compensation expense totaled $133,549 and $76,913 for the three months ended June 30, 2016 and $228,849 and $293,425 for the six months ended June 30, 2016 and 2015, respectively.

Stock options outstanding as of June 30, 2016 as disclosed in the above table, have an intrinsic value of $202,750.

16.	NET LOSS PER COMMON SHARE

For the three months and six months ended June 30, 2016 and 2015, respectively, the following options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	Three and Six months ended June 30, 2016 (Shares)	Three and Six months ended June 30, 2015 (Shares)

Options to purchase shares of common stock	1,100,770	932,228
Warrants	2,172,346	2,146,970
Series A convertible, redeemable preferred stock	-	52,500
	3,273,116	3,131,698

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	RELATED PARTY TRANSACTIONS

Timothy Tyson

On May 19, 2016, the Company issued ten-year options exercisable for 12,500 shares of common stock at $3.50 per share to Mr. Tyson as compensation for services rendered. These options vest equally over a period of 36 months.

On July 6, 2016, the Company entered into a Securities Purchase Agreement and issued a secured 8% Bridge Note for $100,000 to Mr. Tyson in consideration of $100,000. The Bridge Note matures on June 30, 2017. The Bridge Note, together with interest thereon was repaid on August 8, 2016.

In connection with the Bridge Note above, on July 6, 2016, Mr. Tyson was issued five year warrants to acquire 15,000 shares of common stock exercisable at $3.50 per share.

Michael Taglich

On May 19, 2016, the Company issued ten-year options exercisable for 12,500 shares of common stock at $3.50 per share to Mr. Taglich as compensation for services rendered. These options vest equally over a period of 36 months.

On June 30, 2016, the Company entered into a Securities Purchase Agreement and issued a secured 8% Bridge Note for $250,000 to Mr. Taglich in consideration of $250,000. The Bridge Note matures on June 30, 2017. The Bridge Note, together with interest thereon was repaid on August 8, 2016.

In connection with the Bridge Note above, on June 30, 2016, Mr. Taglich was issued five year warrants to acquire 37,500 shares of common stock exercisable at $3.50 per share.

Vincent Palmieri

On May 19, 2016, the Company issued ten-year options exercisable for 12,500 shares of common stock at $3.50 per share to Mr. Palmieri as compensation for services rendered. These options vest equally over a period of 36 months.

On June 30, 2016, the Company entered into a Securities Purchase Agreement and issued a secured 8% Bridge Note for $50,000 to Mr. Palmieri in consideration of $50,000. The Bridge Note matures on June 30, 2017. The Bridge Note, together with interest thereon was repaid on August 8, 2016.

In connection with the Bridge Note above, on June 30, 2016, Mr. Palmieri was issued five year warrants to acquire 7,500 shares of common stock exercisable at $3.50 per share.

Clive Kabatznik

On May 19, 2016, the Company issued ten-year options exercisable for 12,500 shares of common stock at $3.50 per share to Mr. Kabatznik as compensation for services rendered. These options vest equally over a period of 36 months.

On June 30, 2016, the Company entered into a Securities Purchase Agreement and issued a secured 8% Bridge Note for $50,000 to Mr. Kabatznik in consideration of $50,000 in cash. The Bridge Note matures on June 30, 2017. The Bridge Note, together with interest thereon was repaid on August 8, 2016.

In connection with the Bridge Note above, on June 30, 2016, Mr. Kabatznik was issued five year warrants to acquire 7,500 shares of common stock exercisable at $3.50 per share.

Edward Roffman

On June 16, 2015, pursuant to the terms of a restricted stock award, 19,000 restricted shares were issued to the Chairman of our audit committee who is also a board director, as a once off compensation expense for his services as chairman of the audit committee. As of June 30, 2016, all of these shares are vested.

On May 19, 2016, the Company issued ten-year options exercisable for 12,500 shares of common stock at $3.50 per share to Mr. Roffman as compensation for services rendered. These options vest equally over a period of 36 months.

On June 30, 2016, the Company entered into a Securities Purchase Agreement and issued a secured 8% Bridge Note for $25,000 to Mr. Roffman in consideration of $25,000. The Bridge Note matures on June 30, 2017. The Bridge Note, together with interest thereon was repaid on August 8, 2016.

In connection with the Bridge Note above, on June 30, 2016, Mr. Roffman was issued five year warrants to acquire 3,750 shares of common stock exercisable at $3.50 per share.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	RELATED PARTY TRANSACTIONS (continued)

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

On May 19, 2016, the Company issued ten-year options exercisable for 100,000 shares of common stock at $3.50 per common shares to Mr. Krafte as compensation for services rendered. These options vested as to 25,000 options on June 30, 2016 and the remaining 75,000 equally over a period of 36 months, commencing on July 1, 2016.

Benjamin Warner

As of June 30, 2016 and December 31, 2015, Dr. Benjamin Warner owned 23.1% of the issued and outstanding shares of common stock on an un-diluted basis.

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

First South Africa Management

The Company incurred an expense of $90,000 for services provided by First South Africa Management for provision of CFO services by Mr. Korb and $21,000 for bookkeeping services for the six months ended June 30, 2016.

18.	OPERATING LEASES

The Company paid for an apartment leased by one of our officers in Cambridge, Massachusetts. The lease expired on June 30, 2016 and was not renewed. Rental expense for the six months ended June 30, 2016 amounted to $15,000.

The Company entered into an asset purchase agreement with Icagen, Inc., a subsidiary of Pfizer, Inc., whereby certain assets were acquired from Icagen, Inc., the agreement included the sub-letting of premises located at Research Triangle Park, Durham, North Carolina. The lease terminates on April 30, 2019. The rental expense for the six months ended June 30, 2016 amounted to $85,189.

Future annual minimum payments required under operating lease obligations as of June 30, 2016, are as follows:

Amount

2016	$85,905
2017	177,823
2018	184,047
2019	63,496
Total	$511,271

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	LITIGATION

Set forth below is a factual description of the status of Company's legal proceedings. It should not be misconstrued as the Company's acquiescence in any claimant's position with respect to such litigation. The Company continues to believe that the claims made against it do not have any merit whatsoever and intends to vigorously defend itself.

There have been no material litigation developments since the filing of our Annual Report on form 10-K for the year ended December 31, 2015 and our quarterly report on form 10-Q for the three months ended March 31, 2016, other than as follows:

Dentons’ dispute

On April 22, 2014, Dentons’ US LLP (Dentons) filed a complaint against the Company seeking to confess a judgment against the Company based upon a settlement agreement entered into between the Company and Dentons dated July 5, 2013. On May 7, 2014, Dentons US LLP confessed a judgment against the Company in the amount of $3,050,000.00 and costs of suit. The Company filed an unserved, protected action for breach of contract and fiduciary duty against Dentons. The case was dismissed , without prejudice on November 17,2015 and may be refiled by the Company which maintains a conflict of interest complaint and claim against Dentons directly related to the $3,050,000 confession of judgement and considers the likelihood of a successful confession of judgement action against the Company to be remote.

Litigation with estate of Sigmund Eisenschenk

On May 31, 2016, Crane filed his answer and affirmative defenses to Counts I and II of the Second Amended Petition for Citation to Recover.

On May 31, 2016, the Company filed a motion to dismiss Counts II, IV and V of the Second Amended Petition for Citation to Recover.

On May 31, 2016, the Company also filed its answer, affirmative defenses and counterclaims to Count V and VI of the Second Amended Petition for Citation to Recover.

On June 7, 2016, QTM filed an amended Count IV to the Second Amended Petition for Citation to Recover.

On June 8, 2016, American Milling filed its answer to the Company’s affirmative defenses and counterclaims.

On June 9, 2016, the Court denied Crane and the Company’s motions to dismiss Counts II, V and VI of the Second Amended Petition for Citation to Recover1.

On June 23, 2016, the Company filed a motion to dismiss Count IV to the Second Amended Petition for Citation to Recover.

On June 23, 2016, QTM filed its reply to Aaron Crane’s affirmative defenses.

On June 29, 2016, American Milling and Peter Schmiedel filed their response brief in the Appellate Court of Illinois in opposition to the Company’s appeal brief filed February 8, 2016.

1 The reference to Count VI is an error as the Company moved to dismiss Counts II, IV and V rather than VI.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	LITIGATION (continued)

Litigation with estate of Sigmund Eisenschenk (continued)

On July 8, 2016, American Milling and Peter Schmiedel filed a motion for partial summary judgment as to Count VI (breach of contract) of the Second Amended Petition for Citation to Recover. In their motion for partial summary judgment, American Milling contend that Sigmund Eisenschenk performed his obligations under the terms of a 2005 financing agreement and is therefore entitled to a judgment against the Company for $3.2 million dollars.

On July 14, 2016, the Court denied the Company’s motion for the issuance of letters rogatory.

On July 15, 2016, the Company filed a motion to stay the Estate and American Millings motion for partial summary judgment as to Count VI of the Second Amended Petition for Citation to Recover. The Company also filed a motion to extend the due date for its response to the motion for partial summary judgment pending, amongst other reasons, a ruling on the motion to stay.

On July 15, 2016, the Company filed a motion for leave to file a reply brief in further support of its motion to dismiss Count IV of the Second Amended Petition for Citation to Recover.

On July 15, 2016, the Company filed its reply brief in the Illinois Appellate Court. The appeal in the Illinois Appellate Court is fully briefed and the parties are now awaiting a decision.

On July 21, 2016, QTM filed a response in opposition to the Company’s motion to dismiss Count IV of the Second Amended Petition for Citation to Recover. No hearing date is yet scheduled.

The Company’s response to the motion for partial summary judgment on Count VI of the Second Amended Petition for Citation to Recover is due August 14, 2016.

The Company’s reply brief is due in the Appellate Court of Illinois by August 15, 2016.

New Mexico Litigation Against the Estate of Eisenschenk

The Estate of Eisenschenk filed their answer brief on June 2, 2016. The Company filed its reply brief on July 6, 2016. The parties are awaiting a decision by the New Mexico Court of Appeals.

20.	COMMITMENTS AND CONTINGENCIES

In terms of the asset purchase agreement entered into on July 1, 2015, with Icagen, Inc., a wholly owned subsidiary of Pfizer, Inc. the Company is required to make an additional purchase price payment of $500,000 on July 1, 2017, assuming that Pfizer satisfies its requirements under the agreement.

The Company is also obligated to make earn out payments of 10% of total Gross revenues, up to a maximum of $10,000,000, commencing on revenues generated from January 1, 2017, with a minimum quarterly payment of $250,000, which payments are to be made 60 days after each quarter end.

21.	SUBSEQUENT EVENTS

On July 15, 2016, Icagen-T, Inc. (“Icagen-T”), a wholly owned subsidiary of Icagen, Inc. (“Icagen”) consummated the transactions with Sanofi US Services Inc. (“Sanofi”) contemplated by the Asset Purchase Agreement dated June 27, 2016 (the “Sanofi Asset Purchase Agreement”), pursuant to which Icagen-T acquired certain assets of Sanofi that include the (i) Tucson Research Center, a two story laboratory and office building with approximately 113,950 square feet of space located in the Town of Oro Valley, Pima County, Arizona (the “Facility”), and the land on which the Facility is built; and (ii) certain machinery and equipment located at the Facility. The cash purchase price under the Sanofi Asset Purchase Agreement was $1.00. Icagen-T assumed certain liabilities, offered to continue the employment of up to 46 employees at the Facility for at least two years and maintain the Sanofi chemical libraries that will remain at the Facility.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	SUBSEQUENT EVENTS (continued)

Upon the closing of the Sanofi Asset Purchase Agreement, on July 15, 2016, Icagen-T and Sanofi entered into a Master Services Agreement (the “MSA”). The MSA contains terms requiring that Icagen-T perform certain contract research for Sanofi, including, but not limited to, compound testing services. Pursuant to the terms of the MSA, Sanofi will make payments (the “Subsidy Payments”) to Icagen-T in consideration of Icagen-T’s provision of services (including maintenance of the chemical libraries) in the aggregate amount of $32 million over the next five years of which: (i) $16.5 million is expected to be paid in year 1 with $11.9 million paid at closing; (ii) $9.5 million is expected to be paid in year 2; (iii) $3 million is expected to be paid in year 3; (iv) $2 million is expected to be paid in year 4; and (v) $1 million is expected to be paid in year 5. The Subsidy Payments are to be credited against all direct service costs for which Icagen-T performs services, and in the event the Subsidy Payments exceed the direct service costs, a maximum aggregate credit of $2 million will be carried forward to subsequent years during the term of the MSA.

The term of the MSA is five years with the right for both parties to mutually agree to extend the term for an additional five years and the right for Sanofi, at its sole option, to extend the term with regard to the maintenance of the Chemical Library (as defined in the Sanofi Asset Purchase Agreement) for an additional five years.

Upon the closing of the Sanofi Asset Purchase Agreement, on July 15, 2016, Icagen-T executed a Deed of Trust providing Sanofi with a five year, $5 million lien on the Facility, securing performance of Icagen-T’s obligations under the MSA and the Sanofi Asset Purchase Agreement. The lien is subject to termination upon the payment by Icagen-T of $5 million to Sanofi. The parties have also agreed to a Special Warranty Deed with a Right of Reverter (“Deed of Sale”) that will revest in Sanofi all rights in the Facility in the event that Icagen-T sells the Facility at any time within the next five years and upon certain other events related to the leasing of space at the Facility. The reversion rights of Sanofi under the Deed of Sale will terminate after five years as well as upon payment of the $5 million to extinguish the lien created by the Deed of Trust.

In addition, in order to facilitate the provision of the services under the MSA, Sanofi agreed to provide transitional services pursuant to the terms of a transition services agreement that was entered into at closing of the Sanofi Asset Purchase Agreement and Icagen-T was granted the right and license to use two chemical libraries located at the Facility pursuant to two separate hit discovery services agreements between the parties.

As previously reported, on July 1, 2015, Icagen consummated the acquisition of certain assets of a wholly owned subsidiary of Pfizer Inc. pursuant to a Purchase and Collaboration Agreement (the “Pfizer APA”) entered into on June 26, 2015 by and between Icagen (f/k/a XRpro Sciences, Inc.) and Pfizer Research (NC), Inc. (f/k/a Icagen, Inc., “Pfizer”). As a condition to closing the Sanofi Asset Purchase Agreement, Icagen entered into an amendment to the Pfizer APA (the “Amended Pfizer APA”), which, among other things, amended the terms of the quarterly earn out payments to provide that Icagen will pay to Pfizer quarterly earn out payments commencing May 2017 equal to the greater of: (i) 10% of Aggregate Revenue (as defined in the Amended Pfizer APA) for the relevant quarter; or (ii) $250,000, up to an aggregate maximum of $10 million in Earn Out Payments (the “Maximum Earn Out Payment”). The Amended Pfizer APA also states that Aggregate Revenue for purposes of the Pfizer APA excludes: (a) amounts paid by Sanofi or its affiliates to Icagen-T under the MSA, and other ancillary agreements entered into with Sanofi or any other agreement in connection with the operation by Icagen-T of the assets acquired under the Sanofi Asset Purchase Agreement; (b) amounts paid to Icagen-T from third parties during the five year period commencing on the Effective Time (as defined in the Amended Pfizer APA) in connection with the operation by Icagen-T of the assets acquired under the Sanofi Asset Purchase Agreement; and (c) amounts paid to Icagen-T by Sanofi, its affiliates or third parties for the provision of services by Icagen-T requiring the use of Sanofi’s Library of Compounds (as defined in the MSA) located at 2090 E. Innovation Park Drive, Oro Valley, AZ 85755. Pursuant to the terms of the Amended Pfizer APA, Icagen also agreed that Icagen will not and it will cause Icagen-T not to, (A) run assays or perform other contract research services, in each case, that Icagen could reasonably provide by utilizing assets it acquired pursuant to the Pfizer APA, other than services performed or to be performed by Icagen-T for Sanofi or its affiliates under the MSA; or (B) perform or engage in ion channel screening.

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

Overview and Financial Condition

We partner with pharmaceutical and biotechnology companies to offer industry-leading scientific expertise and comprehensive access to technologies for ion channel and transporter drug discovery and development. With over 20 years of leadership in the ion channel field, our team has an extensive track record of success in advancing molecules from drug discovery to clinical development across multiple therapeutic areas and ion channel classes. Through our recent asset acquisitions, we are now able to offer a full complement of screening services to the broader pharmaceutical sector, including the use of proprietary x-ray fluorescence technology marketed under the XRpro® trademark to deliver ion channel screening, ion channel kinetics and custom screening services to our customers. Our capabilities include molecular biology and the use of complex functional assays, electrophysiology, bioanalytics and pharmacology. We believe that this integrated set of capabilities enhances our ability to help our customers develop drug candidates and is a commercial opportunity that meets a significant unmet medical need.

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

Through our acquisition of the assets of Pfizer, Inc.’s subsidiary, Icagen, which was formed in 1992, we have an extensive platform of assay tools and technologies for the interrogation of ion channel and transporter function and pharmacological modulation including our proprietary label free XRpro® technology. With our extensive experience in ion channels, screening, and drug development, which dates back to 1992 when Icagen was first founded, we have has built an extensive portfolio of over 1,000 cell lines, including cell lines stably expressing recombinant human ion channels and transporters, species orthologs and distinct disease-related or drug binding site mutants. These tools form the basis for compound screening, selectivity assays, detailed assessment of activity, and mechanism of action studies.

Through our recent acquisition of certain of the assets of Sanofi US Services Inc. (“Sanofi”), we now offer ultra high-throuput biology, screening and chemical capabilities.

We also offer a full complement of assay technologies including high throughput fluorescence, manual and automated electrophysiology, and radiotracer flux assays. Combined with our cell line and assay development expertise, these technologies enable the Company to rapidly provide quality screening for a broad set of ion channels and transporters.

Recent Developments

Sanofi Transaction

On July 15, 2016, Icagen-T, Inc. (“Icagen-T”), a wholly owned subsidiary of Icagen, Inc. (“Icagen”) consummated the transactions with Sanofi US Services Inc. (“Sanofi”) contemplated by the Asset Purchase Agreement dated June 27, 2016 (the “Sanofi APA”), pursuant to which Icagen-T acquired certain assets of Sanofi that include the (i) Tucson Research Center, a two story laboratory and office building with approximately 113,950 square feet of space located in the Town of Oro Valley, Pima County, Arizona (the “Facility”), and the land on which the Facility is built; and (ii) certain machinery and equipment located at the Facility. The cash purchase price under the Sanofi Asset Purchase Agreement was $1.00. Icagen-T assumed certain liabilities, offered to continue the employment of up to 46 employees at the Facility for at least two years and maintain the Sanofi chemical libraries that will remain at the Facility.

Upon the closing of the Sanofi APA, on July 15, 2016, Icagen-T and Sanofi entered into a Master Services Agreement (the “Sanofi MSA”). The Sanofi MSA contains terms requiring that Icagen-T perform certain contract research for Sanofi, including, but not limited to, compound testing services. Pursuant to the terms of the Sanofi MSA, Sanofi will make payments (the “Subsidy Payments”) to Icagen-T in consideration of Icagen-T’s provision of services (including maintenance of the chemical libraries) in the aggregate amount of $32 million over the next five years of which: (i) $16.5 million is expected to be paid in year 1 with $11.9 million paid at closing; (ii) $9.5 million is expected to be paid in year 2; (iii) $3 million is expected to be paid in year 3; (iv) $2 million is expected to be paid in year 4; and (v) $1 million is expected to be paid in year 5. The Subsidy Payments are to be credited against all direct service costs for which Icagen-T performs services, and in the event the Subsidy Payments exceed the direct service costs, a maximum aggregate credit of $2 million will be carried forward to subsequent years during the term of the Sanofi MSA.

Upon the closing of the Sanofi APA, on July 15, 2016, Icagen-T executed a Deed of Trust providing Sanofi with a five year, $5 million lien on the Facility, securing performance of Icagen-T’s obligations under the Sanofi MSA and the Sanofi APA. The lien is subject to termination upon the payment by Icagen-T of $5 million to Sanofi. The parties have also agreed to a Special Warranty Deed with a Right of Reverter (“Deed of Sale”) that will revest in Sanofi all rights in the Facility in the event that Icagen-T sells the Facility at any time within the next five years and upon certain other events related to the leasing of space at the Facility. The reversion rights of Sanofi under the Deed of Sale will terminate after five years as well as upon payment of the $5 million to extinguish the lien created by the Deed of Trust.

The Sanofi MSA contains certain affirmative and negative covenants that Icagen-T will be required to meet as well as certain maintenance covenants. The affirmative covenants include: (i) maintenance of separate books and records from its affiliates; (ii) maintenance of a separate board of directors from its affiliates; (iii) maintenance of its own bank accounts, invoices and checks; (iv) that it conduct business in its own name; (v) that it pay liabilities from its own bank account; (vi) segregation of its assets and liabilities from other entities; (vii) an allocation of any overhead expenses that are shared with affiliated entities through intercompany agreements; and (viii) observing corporate formalities. The negative covenants, include a prohibition on: (a) dividends other than up to a maximum of $3.5 million during the first two years of the term; (b) the guaranty of debts of its affiliates; (c) the pledge of any of its assets for the benefit of any affiliate; (d) liens or borrowings unless done in furtherance of the Facility; (e) acquisitions or sale of assets outside of the ordinary course of business; and (f) amendments to organizational documents. In accordance with the terms of the maintenance covenants Icagen-T will be required: (A) to maintain a daily average cash balance held in all of its accounts for the prior five days of at least $575,000; (B) to maintain minimum Current Ratio (as defined in the Sanofi MSA) of 1.05; (C) to maintain a minimum net worth of $1.5 million and (D) not to run assays or perform other contract research services, in each case, that Icagen-T or its affiliates could reasonably provide at the Facility, at any site other than the Facility (the “Sanofi Exclusivity Provision”). Icagen-T will also be obligated to fulfill certain reporting requirements specified in the Sanofi MSA. At any time after the second anniversary of the effective date of the MSA that Icagen-T provides an independent third party valuation certified by the National Association of Certified Evaluators and Analysts that concludes that (x) Icagen-T’s assets are greater than its liabilities at fair value (or fair market value); (y) Icagen-T has sufficient capital to operate its business; and (z) Icagen-T has the ability to pay its debts as they mature, then (1) all affirmative covenants and negative covenants shall terminate; (2) all reporting obligations shall terminate; and (3) all future Subsidy Payments and the associated Payment credit mechanism will be converted into a take or pay arrangement.

The term of the Sanofi MSA is five years with the right for both parties to mutually agree to extend the term for an additional five years and the right for Sanofi, at its sole option, to extend the term with regard to the maintenance of the Chemical Library (as defined in the Sanofi Asset Purchase Agreement) for an additional five years. Any work order can be terminated by Icagen-T in the event of a material breach by Sanofi which is not cured within 30 days or if extended Icagen-T may terminate the Sanofi MSA upon one year’s prior notice and payment of any expenses associated with the movement of the Chemical Library. Sanofi may terminate: (i) any work order in the event of a material breach by Icagen-T which is not cured within 30 days or immediately if Sanofi becomes aware of a threatened or actual debarment of an employee and the employee is not replaced within five days of Icagen-T’s receipt of notice thereof; (ii) the MSA if Icagen-T does not perform certain services for the Chemical Library; (iii) any work order or purchase order for convenience upon 30 days’ prior written notice; (iv) the Sanofi MSA in the event of a material breach by Icagen-T of the Sanofi Exclusivity Provision, which breach is not cured within thirty (30) days of receipt of notice of the breach; and (v) the Sanofi MSA in the event of Icagen-T’s bankruptcy or insolvency, dissolution, liquidation or appointment of a receiver. In addition, (a) Sanofi has the option in its sole discretion to terminate the MSA, the Library Agreement (as defined in the Sanofi Asset Purchase Agreement) and exercise its rights under the Deed of Trust, if Icagen-T does not comply with its reporting obligations under the Sanofi MSA or an audit reveals a 10% or greater deviation from a prior reporting certificate; (b) the Subsidy Payments will automatically terminate upon non-compliance with certain employee covenants in the Sanofi Asset Purchase Agreement; (c) Sanofi has the option to terminate the Sanofi MSA and the Library Agreement and exercise its rights under the Deed of Trust, upon non-compliance with the affirmative and negative covenants set forth in the MSA (other than the dividend payment covenants); (d) the Sanofi MSA and the Library Agreement will automatically terminate and Sanofi will have the right to exercise its rights under the Deed of Trust upon Icagen-T’s failure to comply with the maintenance covenants; and (e) the Subsidy Payments shall automatically terminate upon Icagen-T’s failure to comply with the dividend payments covenant.

In addition, in order to facilitate the provision of the services under the Sanofi MSA, Sanofi also agreed to provide transitional services pursuant to the terms of a transition services agreement that was entered into at closing of the Sanofi APA and Icagen-T was granted the right and license to use two chemical libraries located at the Facility pursuant to two separate hit discovery services agreements between the parties.

Financing Transaction

In addition, in June and July 2016, we sold in a private placement offering (the “Offering”) to 12 investors pursuant to a securities purchase agreement entered into with each investor (the “Purchase Agreements”), an aggregate of 114.5 units at a per unit price of $10,000, each unit (the “Units”) consisting of a (i) note (the “Note”) in the principal amount of $10,000, having a maturity date of June 30, 2016, bearing interest at a rate of 8% per annum, secured by our assets (excluding the equity of and assets of Icagen-T, Inc.) and (ii) five year warrant (the “Warrants”) to acquire 1,500 shares of our common stock, par value, $0.001 per share (“Common Stock”), at an exercise price of $3.50 per share. The aggregate cash proceeds to us from the sale of the 114.5 Units was $1,145,000. We issued warrants to purchase an aggregate of 171,750 shares of our common stock to the investors.

These Notes were repaid, together with interest thereon on August 8, 2016.

Since inception, we have financed our operations primarily through private sales of our securities, settlement of legal matters and prior to our acquisition of certain assets of Icagen from Pfizer and the assets we acquired from Sanofi, substantially all of our revenue was derived from government grants. Subsequent to our acquisition of certain assets of Icagen from Pfizer, a substantial portion of our revenue has been derived from commercial customers. We expect to continue to seek to obtain our required capital through the private sale of securities and revenue derived for the services we provide. Despite generating funds from commercial customers and government grants, we continue to experience losses. We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash needs for the next twelve months. We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

As a result of the agreement that we entered into with the subsidiary of Pfizer, we agreed; (i) to continue to retain certain employees of the subsidiary until June 30, 2017, which we estimate will require additional compensation of $2,656,000; (ii) to make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with a subsidiary of Pfizer Inc., which was amended on July 15, 2016 (the “Pfizer APA”) which additional payments include (a) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the service agreement we entered into has generated at least $4,000,000 in revenue; and (b) beginning in May 2017, a quarterly earn out payment (the "Earn Out Payment") of the greater of (i) $250,000 or (ii)10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000, and (iii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period April 1, 2016 to April 30, 2019 with annual escalations of 3.5%, estimated to be $511,000.

As a result of the agreement we entered into with Sanofi, we agreed to (i) to continue to retain certain employees of the Facility for two years, which we estimate will require additional compensation of $14,680,000; (ii) to maintain the Sanofi chemical library that remains at the Facility.

We have also entered into Master Services Agreements (“MSA”) with various pharmaceutical companies where we have agreed to perform certain services for them.

The total value of unbilled Purchase orders received from commercial customers as of June 30, 2016 amounted to approximately $1,071,000.

Discussions with respect to our operations included herein include the operations of our operating subsidiary, Icagen Corp. and Icagen-T, Inc. We formed Icagen-T, Inc. on June 16, 2016. Our company formed Icagen Corp. on July 9, 2010. We have another two subsidiary companies, Caldera Discovery Inc. and XRpro Sciences Inc., which have always been dormant.

Results of Operations for the three months ended June 30, 2016 and the three months ended June 30, 2015.

Revenues

We had revenues totaling $1,157,458 and $95,158 for the three months ended June 30, 2016 and 2015, respectively, an increase of $1,062,300 or 1,116%. The increase in revenue includes commercial revenue of $1,006,055 (representing 87% of our revenue) and Government revenue of $151,403 (representing 13% of our revenue), there was no commercial revenue in the prior year and the majority of the commercial revenue can be attributed to the acquisition of the assets of Icagen in July 2015. Commercial revenue includes revenue from sixteen customers, including three large pharma customers. The Government contract revenue is derived from two government contracts which are ongoing. At June 30, 2016, we have an order backlog of approximately $1,071,000 on commercial contracts and $521,000 in the form of firm fixed price government contracts. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the government projects to date. The funds available under these grants are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

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

Cost of goods sold

Cost of goods sold totaled $840,995 and $129,666 for the three months ended June 30, 2016 and 2015, respectively, an increase of $711,329 or 548.6%. Our cost of goods sold includes an additional 15 scientists located at our North Carolina site who are primarily engaged in our commercial projects. Cost of sales on government contracts is dependent on the progress made on each project to date. Cost of goods sold is primarily comprised of direct expenses related to providing our services to our customers. These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the three months ended June 30, 2016 and 2015 respectively was $595,838 and $52,610, an increase of $543,228 or 1,032.6%. This is primarily due to the number of scientists performing work for our commercial customers and government contracts increasing from a headcount of 2 to 17. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the three months ended June 30, 2016 and 2015, respectively was laboratory supplies and direct materials of $204,309 and $51,208, an increase of $153,101 or 299%, the increase is primarily due to the level of activity generated by our recent acquisition of certain of the assets of Icagen and the commercial revenue contracts that we have in place. During the three months ended June 30, 2016 and 2015, respectively, outside contractors’ costs amounted to $53,802 and $22,950, the increase of $30,852 or 134.4% is due to the employment of one contractor to assist with basic laboratory services and the outsourcing of certain scientific functions such as sequencing, which was done in-house in the prior year.

Gross profit (loss)

Gross profit was $316,463 and gross loss was $(34,508) for the three months ended June 30, 2016 and 2015, respectively, an increase of $350,971 or 1,017.1%. The improvement from a gross loss to a gross profit in the current period is primarily due to the increased revenues generated from commercial customers which was sufficient to offset the increased labor costs included in cost of sales, discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $1,178,467 and $1,239,031 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $60,564 or 4.9%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended June 30,		Increase/	Percentage
	2016	2015	(decrease)	change

Marketing and selling expenses	$17,784	$38,897	$(21,113)	(54.3)%

Salary expenses	359,188	214,826	144,362	67.2%

Research and development salaries	-	102,909	(102,909)	(100.0)%

Directors fees	55,000	55,000	-	-%

Bonus expense	68,086	25,000	43,086	172.3%

Stock option compensation charge	133,549	83,563	49,986	59.8%

Legal fees	231,753	218,757	12,996	5.9%

Legal settlement accrual	-	85,000	(85,000)	(100%)

Consulting fees	82,034	197,012	(114,978)	(58.4)%

Repairs and maintenance	37,867	7,994	29,873	373.7%

Rent	50,295	85,802	(35,507)	(41.4)%

Travel expenditure	44,054	20,168	23,886	118.4%

	$1,079,610	$1,134,928	$(55,318)	(4.9)%

The decrease in marketing expenditure over the prior period is primarily due to costs incurred on improving and developing the website in the previous period, this was a once off expenditure.

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

Total salary expenditure for the three months ended June 30, 2016 and 2015, respectively was included in the following expense categories:

	Three months ended June 30,		Increase/	Percentage
	2016	2015	(decrease)	change

Cost of sales	$595,838	$52,610	$543,228	1,032.6%

Selling, general and administrative expenses	359,188	214,826	144,362	67.2%

Research and development salaries	-	102,909	(102,909)	(100.0)%

	$955,026	$370,345	$584,681	157.9%

The increase in total salary expenditure for the three months ended June 30, 2016 of $584,681 is primarily due to the acquisition of the assets and employees of Icagen Inc. from Pfizer, an additional 18 employees were acquired in terms of the acquisition agreement, the employment of a VP of business development on March 1, 2016 offset by the savings generated from 5 employees who were severed in the prior year upon the closure of the Los Alamos and Cambridge laboratories.

The salary expense included in cost of sales for the three months ended June 30, 2016 increased by $543,228, primarily due to the acquisition of the 15 laboratory employees in the Icagen acquisition, the salary expenditure of our scientists are now reported as cost of sales. The current period salary cost in cost of sales includes a bonus accrual of $55,440, based on an estimate of bonuses expected to be paid for the 2016 calendar year.

The salary expense charged to Selling, general and administrative expenses for the three months ended June 30, 2016 increased by $1,144,362, This increase is primarily due to the acquisition of the additional 3 administrative heads from Pfizer and the addition of a VP of business development on March 1, 2016.

Due to the level of activity in the laboratory, specific research projects were not undertaken and the previous Cambridge employees who dedicated their time to research were severed when the sites were consolidated into one location.

Bonus expense increased by $43,086 for the three months ended June 30, 2016. The current period charge represents an accrual for estimated bonuses to the administrative employees based on performance targets, which have been pre-set. The previous year represented a guaranteed bonus due to a certain employee. Included in cost of sales salaries is a bonus provision of $55,440, based on similar performance targets.

The stock option compensation charge increased by $49,986. The charge for each period is dependent upon the number of options issued and the vesting schedule of these options, during the current quarter, options were issued to directors and the staff at our North Carolina site, resulting in increased option expense over the prior period and prior quarter.

Legal fees increased by $12,996, over the prior period. The increase consists primarily of an increase in legal expenses primarily associated with the acquisition of the Sanofi assets, which was consummated in July, offset by decreases in expenditure on the Bellows matter, which has been settled, and, the Eisenschenk matter due to lower legal activity and a decline in patent legal expenditure.

The decrease in consulting fees of $114,978 is primarily due to the termination of investor relations and patent consultants whose services have been outsourced to professional businesses at reduced costs.

Repairs and maintenance expenditure in the current period includes facilities maintenance costs for the North Carolina site, the fee is approximately $12,000 per month.

Rent decreased by $35,507 due to the termination of the Cambridge and Los Alamos laboratories and the entering into a sub-lease agreement for the North Carolina site. The rental rates in North Carolina are significantly cheaper than those in Cambridge.

Travel expenditure increased by $23,886 primarily due to the increase in sales and marketing activity by the Company.

Depreciation and Amortization

We recognized depreciation expenses of $112,304 and $32,823 for the three months ended June 30, 2016 and 2015, respectively, the increase is due to the Icagen asset acquisition and the valuation placed on the laboratory equipment acquired. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expense was $56,246 and $12,921 for the three months ended June 30, 2016 and 2015. The increase in amortization expense is directly related to the acquisition of the Icagen assets and the value placed on the Discovery platform and the Assembled Workforce acquired which is amortized over a ten-year period.

Interest expense

Interest expense totaled $150,928 and $2,042 for the three months ended June 30, 2016 and 2015, respectively. The increase is primarily due to the imputed interest charge of $144,045 on the Acquisition of the Icagen assets. This imputed interest charge has no cash flow implications.

Net loss

Net loss totaled $1,181,436 and $1,326,163 for the three months ended June 30, 2016 and 2015, respectively. The decrease in net loss is primarily due the increase in revenues from commercial customers and the reduction in administrative expenses.

Results of Operations for the six months ended June 30, 2016 and the six months ended June 30, 2015.

Revenues

We had revenues totaling $2,058,324 and $125,811 for the six months ended June 30, 2016 and 2015, respectively, an increase of $1,932,513 or 1,536%. The increase in revenue includes commercial revenue of $1,792,055 (representing 87% of our revenue) and Government revenue of $266,269 (representing 13% of our revenue), there was no commercial revenue in the prior year and the majority of the commercial revenue can be attributed to the acquisition of the assets of Icagen in July 2015. Commercial revenue includes revenue from sixteen customers, including three large pharma customers. The Government contract revenue is derived from two government contracts which are ongoing. At June 30, 2016, we have an order backlog of approximately $1,071,000 on commercial contracts and $521,000 in the form of firm fixed price government contracts. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the government projects to date. The funds available under these grants are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

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

Cost of goods sold

Cost of goods sold totaled $1,535,845 and $291,867 for the six months ended June 30, 2016 and 2015, respectively, an increase of $1,243,978 or 426.2%. Our cost of goods sold includes an additional 15 scientists located at our North Carolina site who are primarily engaged in our commercial projects. Cost of sales on government contracts is dependent on the progress made on each project to date. Cost of goods sold is primarily comprised of direct expenses related to providing our services to our customers. These expenses include salary expenses directly related to research contracts, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the six months ended June 30, 2016 and 2015 respectively was $1,186,696 and $91,418, an increase of $1,095,278 or 1,198.1%. This is primarily due to the number of scientists performing work for our commercial customers and government contracts increasing from a headcount of 2 to 17. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the six months ended June 30, 2016 and 2015, respectively was laboratory supplies and direct materials of $301,621 and $144,772, an increase of $156,849 or 108.3%, the increase is primarily due to the level of activity generated by our recent acquisition of certain of the assets of Icagen and the commercial revenue contracts that we have in place. During the six months ended June 30, 2016 and 2015, respectively, outside contractors’ costs amounted to $58,773 and $50,800, the increase of $7,973 or 15.7% is due to the employment of one contractor to assist with basic laboratory services and the outsourcing of certain scientific functions such as sequencing, which was done in-house in the prior year.

Gross profit (loss)

Gross profit was $522,479 and gross loss was $(166,056) for the six months ended June 30, 2016 and 2015, respectively, an increase of $688,535 or 414.6%. The improvement from a gross loss to a gross profit in the current period is primarily due to the increased revenues generated from commercial customers which was sufficient to offset the increased labor costs included in cost of sales, discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $2,190,238 and $2,490,105 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $299,867 or 12.0%.

The major expenses making up selling, general and administrative expenses included the following:

	Six months ended June 30,		Increase/	Percentage
	2016	2015	(decrease)	change

Marketing and selling expenses	$47,700	$85,966	$(38,266)	(44.5)%

Salary expenses	694,092	501,381	192,711	38.4%

Research and development salaries	-	177,943	(177,943)	(100.0)%

Directors fees	110,000	110,000	-	-%

Bonus expense	143,260	50,000	93,260	186.5%

Stock option compensation charge	228,849	293,425	(64,576)	22.0%

Legal fees	336,547	406,626	(70,079)	17.2%

Legal settlement accrual	-	85,000	(85,000)	(100%)

Consulting fees	148,981	357,724	(208,743)	(58.4)%

Repairs and maintenance	106,978	14,908	92,070	617.6%

Rent	100,189	170,263	(70,074)	(41.2)%

Travel expenditure	73,060	44,101	28,959	65.7%

	$1,989,656	$2,297,337	$(307,681)	(13.4)%

The decrease in marketing expenditure over the prior period is primarily due to costs incurred on improving and developing the website in the previous period, this was a once off expenditure.

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

Total salary expenditure for the six months ended June 30, 2016 and 2015, respectively was included in the following expense categories:

	Six months ended June 30,		Increase/	Percentage
	2016	2015	(decrease)	change

Cost of sales	$1,186,696	$91,418	$1,095,278	1,198.1%

Selling, general and administrative expenses	694,092	501,381	192,711	38.4%

Research and development salaries	-	177,943	(177,943)	(100.0)%

	$1,880,788	$770,742	$1,110,046	144.0%

The increase in total salary expenditure for the six months ended June 30, 2016 of $1,110,046 is primarily due to the acquisition of the assets and employees of Icagen Inc. from Pfizer, an additional 18 employees were acquired in terms of the acquisition agreement, the employment of a VP of business development on March 1, 2016 offset by the savings generated from 5 employees who were severed in the prior year upon the closure of the Los Alamos and Cambridge laboratories.

The salary expense included in cost of sales for the six months ended June 30, 2016 increased by $1,095,278, primarily due to the acquisition of the 15 laboratory employees in the Icagen acquisition, the salary expenditure of our scientists are now reported as cost of sales. The current period salary cost in cost of sales includes a bonus accrual of $105,336, based on an estimate of bonuses expected to be paid for the 2016 calendar year.

The salary expense charged to Selling, general and administrative expenses for the six months ended June 30, 2016 increased by $192,711. This increase is primarily due to the acquisition of the additional 3 administrative heads from Pfizer and the addition of a VP of business development on March 1, 2016.

Due to the level of activity in the laboratory, specific research projects were not undertaken and the previous Cambridge employees who dedicated their time to research were severed when the sites were consolidated into one location.

Bonus expense increased by $93,260 for the six months ended June 30, 2016. The current period charge represents an accrual for estimated bonuses to the administrative employees based on performance targets, which have been pre-set. The previous year represented a guaranteed bonus due to a certain employee. Included in cost of sales salaries is a bonus provision of $105,336, based on similar performance targets.

The stock option compensation charge decreased by $64,576. The charge for each period is dependent upon the number of options issued and the vesting schedule of these options, during the current period, options were issued to directors and the staff at our North Carolina site, resulting in increased option expense over the prior quarter, offset by the value of warrants issued to consultants in the prior year, which were expensed in the first quarter of 2015.

Legal fees decreased by $70,079, over the prior period. The decrease consists primarily of a decrease in the litigation matters, by the settlement of the Bellows matter and decreased activity on the Eisenschenk matter offset by an increase in legal expenses primarily associated with the acquisition of the Sanofi assets, which was consummated in July.

The decrease in consulting fees of $208,743 is primarily due to the termination of investor relations and patent consultants whose services have been outsourced to professional businesses at reduced costs.

Repairs and maintenance expenditure in the current period includes facilities maintenance costs for the North Carolina site, the fee is approximately $12,000 per month and included some once off repairs to critical equipment in North Carolina

Rent decreased by $70,074 due to the termination of the Cambridge and Los Alamos laboratories and the entering into a sub-lease agreement for the North Carolina site. The rental rates in North Carolina are significantly cheaper than those in Cambridge.

Travel expenditure increased by $28,959 primarily due to the increase in sales and marketing activity by the Company.

Depreciation and Amortization

We recognized depreciation expenses of $213,881 and $65,049 for the six months ended June 30, 2016 and 2015, respectively, the increase is due to the Icagen asset acquisition and the valuation placed on the laboratory equipment acquired. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expense was $112,492 and $25,842 for the six months ended June 30, 2016 and 2015. The increase in amortization expense is directly related to the acquisition of the Icagen assets and the value placed on the Discovery platform and the Assembled Workforce acquired which is amortized over a ten-year period.

Interest expense

Interest expense totaled $297,166 and $4,206 for the six months ended June 30, 2016 and 2015, respectively. The increase is primarily due to the imputed interest charge of $288,090 on the Acquisition of the Icagen assets. This imputed interest charge has no cash flow implications.

Net loss

Net loss totaled $2,290,963 and $2,754,081 for the six months ended June 30, 2016 and 2015, respectively. The decrease in net loss is primarily due the increase in revenues from commercial customers and the reduction in administrative expenses.

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

In June and July 2016, we raised $1,145,000 of Bridge Notes in a private placement offering. These Bridge notes were repaid in August 2016.

On July 15, 2016, we consummated the acquisition of certain of the assets of Sanofi’s Tucson site. This resulted in a cash injection of $11.9 million, which funds will primarily be used to fund the Tucson operations.

As of June 30, 2016 our Company had cash totaling $925,668, other current assets totaling $1,298,818 and total assets of $11,723,201. We had total current liabilities of $3,705,678 and a net working capital deficit of $1,481,192. Total liabilities were $12,057,258, including deferred purchase consideration of $8,601,580. The deferred purchase consideration includes a net present value discount of $1,898,420 (made up of a gross present value discount of $2,468,700 less imputed interest expense of $570,280), the gross amount still due in terms of the acquisition agreement is $10,500,000 of which $500,000 is dependent on the achievement of a revenue target with Pfizer and $10,000,000 is due based on a potential earn out charge of 10% of gross revenues commencing in January 2017, with a minimum quarterly payment of $250,000. Our stockholders’ deficit amounted to $334,057.

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

As of June 30, 2016, the Los Alamos County loan was repaid.

An analysis of our cash flows from operating, investing and financing activities for the six months ended June 30, 2016 and 2015 is provided below:

	Six months ended June 30, 2016	Six months ended June 30, 2015

Net cash used in operating activities	$(2,097,261)	$(2,344,863)

Net cash used in investing activities	(664,632)	(58,549)

Net cash provided by financing activities	1,420,773	3,456,654

Net (decrease) increase in cash and cash equivalents	$(1,341,120)	$1,053,242

Net cash used in operating activities was $(2,097,261) and $(2,344,863) for the six months ended June 30, 2016 and 2015, respectively. The decrease in cash provided by operating activities was primarily due to the following:

	Six months ended June 30,		Increase/	Percentage
	2016	2015	(decrease)	change

Net loss	$(2,290,963)	$(2,754,081)	$463,118	(16.8)%

Adjustments for non-cash items	831,124	475,555	355,569	74.8%

Changes in operating assets and liabilities	(637,422)	(66,337)	(571,085)	860.9%

	$(2,097,261)	$(2,344,863)	$247,602	(10.6)%

The decrease in net loss is discussed under net loss in the results of operations for the six months ended June 30, 2016 and 2015, respectively.

The change in adjustments for non-cash items is primarily due to; i) an increase in depreciation and amortization expense of $235,482, primarily due to the depreciation and amortization of the Icagen assets acquired; ii) the non-cash imputed interest charge on the acquisition of the Icagen assets amounting to $294,986; iii) offset by the reduction in the non-cash compensation charge of $64,576 and the increase in the legal settlement accrual of $85,000 in the prior year.

The increase in funds invested in other operating assets and liabilities is primarily due to a legal deposit paid in the Eisenschenk matter of $209,255 paid in the prior year, offset by a decrease in accounts payable movements of $133,472 due to the timing of payments to our suppliers in the current year, and $650,000 paid to Bellows in terms of the settlement agreement reached with him.

Net cash used in investing activities was $664,632 and $58,549, the current period amount included; deferred purchase price payments to Pfizer of $125,000 and the acquisition of a critical piece of equipment under a lease for $533,290. The prior year amount consisted primarily of laboratory equipment purchased.

Net cash provided by financing activities was $1,420,773 and $3,456,654 for the six months ended June 30, 2016 and 2015, respectively. The cash provided by financing activities during the current period was primarily due to the repayment of the Los Alamos county loan amounting to $142,311, the raising of Bridge funding of $1,045,000 and the lease funding on the equipment acquired of $533,290. The cash provided by financing activities in the prior year is primarily due to the net proceeds raised on the second closing of the recently concluded private placement of $3,521,592, after deducting share issue expenses of $314,541; and the payment of a dividend of $48,300 to the Series A stockholder.

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

We are also obligated to make earn out payment of 10% of total Group revenues, with a minimum of $250,000 per quarter, up to a maximum of $10,000,000, commencing on revenues generated from January 1, 2017, which payments are to be made 6o days after each quarter end.

The Company is required to make monthly lease payments of $28,751 with a balloon payment of $225,000 at the end of the lease term on equipment leased for the laboratory.

The Company sub-let premises from Pfizer located at Research Triangle Park, Durham, North Carolina. The lease terminates on April 30, 2019.

Future annual minimum payments required under operating lease obligations as of June 30, 2016, are as follows:

Amount

2016	$85,905
2017	177,823
2018	184,047
2019	63,496
Total	$511,271

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material litigation developments since the filing of our Annual Report on 10-K for the year ended December 31, 2015 other than as follows:

Dentons’ dispute

On April 22, 2014, Dentons’ US LLP (Dentons) filed a complaint against the Company seeking to confess a judgment against the Company based upon a settlement agreement entered into between the Company and Dentons dated July 5, 2013. On May 7, 2014, Dentons US LLP confessed a judgment against the Company in the amount of $3,050,000.00 and costs of suit. The Company filed an unserved, protected action for breach of contract and fiduciary duty against Dentons. The case was dismissed , without prejudice on November 17,2015 and may be refiled by the Company which maintains a conflict of interest complaint and claim against Dentons directly related to the $3,050,000 confession of judgement and considers the likelihood of a successful confession of judgement action against the Company to be remote.

Litigation with estate of Sigmund Eisenschenk

On May 31, 2016, Crane filed his answer and affirmative defenses to Counts I and II of the Second Amended Petition for Citation to Recover.

On May 31, 2016, the Company filed a motion to dismiss Counts II, IV and V of the Second Amended Petition for Citation to Recover.

On May 31, 2016, the Company also filed its answer, affirmative defenses and counterclaims to Count V and VI of the Second Amended Petition for Citation to Recover.

On June 7, 2016, QTM filed an amended Count IV to the Second Amended Petition for Citation to Recover.

On June 8, 2016, American Milling filed its answer to the Company’s affirmative defenses and counterclaims.

On June 9, 2016, the Court denied Crane and the Company’s motions to dismiss Counts II, V and VI of the Second Amended Petition for Citation to Recover2

On June 23, 2016, the Company filed a motion to dismiss Count IV to the Second Amended Petition for Citation to Recover.

On June 23, 2016, QTM filed its reply to Aaron Crane’s affirmative defenses.

On June 29, 2016, American Milling and Peter Schmiedel filed their response brief in the Appellate Court of Illinois in opposition to the Company’s appeal brief filed February 8, 2016.

On July 8, 2016, American Milling and Peter Schmiedel filed a motion for partial summary judgment as to Count VI (breach of contract) of the Second Amended Petition for Citation to Recover. In their motion for partial summary judgment, American Milling contend that Sigmund Eisenschenk performed his obligations under the terms of a 2005 financing agreement and is therefore entitled to a judgment against the Company for $3.2 million dollars.

On July 14, 2016, the Court denied the Company’s motion for the issuance of letters rogatory.

On July 15, 2016, the Company filed a motion to stay the Estate and American Millings motion for partial summary judgment as to Count VI of the Second Amended Petition for Citation to Recover. The Company also filed a motion to extend the due date for its response to the motion for partial summary judgment pending, amongst other reasons, a ruling on the motion to stay.

On July 15, 2016, the Company filed a motion for leave to file a reply brief in further support of its motion to dismiss Count IV of the Second Amended Petition for Citation to Recover.

On July 15, 2016, the Company filed its reply brief in the Illinois Appellate Court. The appeal in the Illinois Appellate Court is fully briefed and the parties are now awaiting a decision.

On July 21, 2016, QTM filed a response in opposition to the Company’s motion to dismiss Count IV of the Second Amended Petition for Citation to Recover. No hearing date is yet scheduled.

The Company’s response to the motion for partial summary judgment on Count VI of the Second Amended Petition for Citation to Recover is due August 14, 2016.

The Company’s reply brief is due in the Appellate Court of Illinois by August 15, 2016.

New Mexico Litigation Against the Estate of Eisenschenk

The Estate of Eisenschenk filed their answer brief on June 2, 2016. The Company filed its reply brief on July 6, 2016. The parties are awaiting a decision by the New Mexico Court of Appeals.

2 The reference to Count VI is an error as the Company moved to dismiss Counts II, IV and V rather than VI.

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 14, 2016. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Risks Related to the Company

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the six months ended June 30, 2016, we had a net loss of $(2,290,963), for the year ended December 31, 2015 we had a net loss of $(8,676,037), and for the year ended December 31, 2014, we had an income of $49,517, primarily due to the favorable settlement of the LANS matter in the prior year. We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans for the lease of our instruments and services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

A significant portion of our net revenue has been generated from services provided to one customer.

The termination of our relationship with Pfizer would adversely affect our business. For the six months ended June 30, 2016 we derived 87% of our revenue from commercial contracts of which 45.6% of our revenue was for services provided to Pfizer, the remaining 13% was derived from Government contracts; and for the year ended December 31, 2015, we derived 84% of our revenues from commercial contracts of which 75.8% of our revenue were for services provided to Pfizer, the remaining 16.3% was derived from Government contracts. Prior to the acquisition of certain of the assets of Icagen we derived substantially all of our revenue from services we performed for two governmental agencies. For the year ended December 31, 2014, 84% of our revenue has been generated from government contracts and the remaining 16% generated from commercial contracts. Our business model which now concentrates on commercial customers is relatively new and there can be no assurance that we will be able to increase the revenue derived from commercial customers to a significant amount. As of the date hereof we have three existing contracts with the National Institutes of Health (“NIH”) pursuant to which we are continuing to perform services. Our MSSA with Pfizer which terminates in July 2017 guarantees $1,000,000 of revenue to us per each twelve-month period until June 30, 2017. There can be no assurance that we will attract a sufficient number of other pharmaceutical companies to provide our services to or that our Pfizer will increase the scope of the services required. We do not have enough information regarding our new business model to assess its success.

It is anticipated that a significant portion of our net revenue will be generated from services to be provided to a second customer.

The termination of our relationship with Sanofi would adversely affect our business. Our Sanofi MSA provides that Sanofi will make payments to Icagen-T of $32 million over the next five in consideration of Icagen-T providing services to Sanofi, so long as Icagen-T complies with the covenants set forth in the Sanofi MSA. Inasmuch as prior to the acquisition of the Sanofi facility, the facility was used solely to service Sanofi and had no third party customers, we anticipate that initially, Sanofi will be Icagen-T’s only customer at the Tucson facility. We cannot guarantee when, or if ever, our dependence upon Sanofi as a major customer at the Tucson facility will end. There can be no assurance that we will attract a sufficient number of other pharmaceutical companies to provide our services to or that Sanofi will increase the scope of the services required. We do not have enough information regarding our new business model to assess its success.

Our business is dependent upon our ability to attract new customers.

Our future success is dependent upon us attracting new customers and increasing the services that we provide to existing customers, including Sanofi and Pfizer. The $1,000,000 guaranteed payment that we are to receive from Pfizer under the Pfizer MSA terminates on June 30, 2017. The payments that we are to receive from Sanofi under the terms of the Sanofi MSA are subject to termination in the event that we do not comply with certain covenants contained in the Sanofi MSA that are unrelated to our performance of services under the Sanofi MSA. In addition, the guaranteed payments from Sanofi in years three through five of the Sanofi MSA are significantly less than those to be paid in years one and two and will not be sufficient to cover the costs of the operations at the Tucson facility. Our future success is dependent upon us attracting new customers and increasing the services that we provide to existing customers, including Sanofi and Pfizer.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss of $(2,290,963) for the six months ended June 30, 2016 and a net loss of $(8,676,037) for the year ended December 31, 2015 and generated a net income of $49,517 for the year ended December 31, 2014 primarily due to the favorable settlement of the LANS matter in the prior year. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. Pursuant to the terms of the Pfizer APA, as amended July 15, 2016, we are required to pay Pfizer an additional $500,000 on July 1, 2017 and commencing May 2017, minimum quarterly payments of $250,000 each quarter up to a maximum of $10,000,000. In addition, we agreed to retain eighteen employees of Icagen, Inc. at an estimated cost of $3,100,000 per annum, for at least two years. Pursuant to the terms of the Sanofi APA, Icagen-T agreed to retain 46 employees at an estimated cost to Icagen-T of $8,400,000 per annum for at least two years and to maintain and pay the maintenance costs of the Sanofi chemical libraries that remain at the facility. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings and the settlement of the LANS litigation will provide us with enough funds to continue our operations at our current level for at least 10 months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations and limit our marketing expenditures. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations significantly, it could result in the loss of all of your investment in our stock.

We may be unable to generate sufficient revenues to meet the minimum payments required under our agreements and will need to raise additional capital to meet our working capital needs,

In accordance with the terms of the Pfizer APA that we entered into on June 26, 2015 with a subsidiary of Pfizer Inc. and which was amended on July 15, 2016, beginning in May 2017, we agreed to pay a quarterly earn out payment (the "Earn Out Payment") equal to the greater of (i) 10% of revenue earned during the quarter or (ii) $250,000 up to a maximum aggregate payment of $10,000,000. We also agreed to continue the employment of several prior individuals of the subsidiary for at least two years, which we estimate will require an additional $2,656,000 in future compensation. Additionally, in accordance with the terms of the Sanofi MSA we agreed to continue the employment of 46 prior individuals Sanofi for at least two years, which we estimate will require an additional $8,400,000 in future compensation and we agreed to maintain and pay for the maintenance of the Sanofi chemical libraries that remain at the facility. To date, we have not generated sufficient revenue to pay all of these commitments. If we do not increase our revenue, we may be required to raise additional capital to meet our obligations which could result in dilution to stockholders.

We have claims and lawsuits against us that may result in material adverse outcomes.

On April 22, 2014, Dentons’ US LLP (Dentons) filed a complaint against us seeking to confess a judgment in the amount of $3,050,000.00 based upon a settlement agreement we entered into with Dentons, dated July 5, 2013.   We recently were informed that on May 7, 2014, Dentons confessed a judgment against us in an ex-parte proceeding for $3,050,000.00 and the costs of the suit, which amount bears interest until paid at nine percent (9%) per annum. If the confession of judgment were to be enforced against us by Dentons it could result, among other things, in our cash balances being depleted and/or extinguished, or the seizure of assets, which would have material adverse effect on us and our ability to continue to operate our business. In addition, on March 16, 2015, the Circuit Court in Cook County, Illinois (the “Court”) ruled that the Estate of Sigmund Eisenschenk owns no less than 177,500 shares of our stock, effectively nullifying the original recall by the Company on December 23, 2011 (88,750 shares post reverse split which took place on March 25, 2015). The Court further awarded sanctions against us for $172,250. The Court has yet to rule on certain other claims made by the Estate, which relate to a further 472,500 shares (236,250 shares, post reverse split which took place on March 25, 2015) of our stock, which were originally recalled by the Company on September 19, 2010 (the 472,500 shares effected by the reverse split will amount to 236,250 shares post reverse split which took place on March 25, 2015. We are also subject to various other claims and lawsuits in which adverse outcomes could result in significant monetary damages.

We depend significantly on our relationship with our two third party collaborators.

A termination or expiration of our current collaboration with Pfizer, Sanofi or any potential future collaborations would adversely affect us financially and could harm our business reputation. The Pfizer MSA provides that we will perform ion channel screening and other contract research for Pfizer Inc. Pfizer Inc. guaranteed revenue of $1,000,000 for each of the first two years of the agreement, which has and continues to represent a substantial portion of our revenue. The Sanofi MSA provides that Icagen-T will perform services for Sanofi at our Tucson facility for the next five years for payments from Sanofi to Icagen-T of $32 million over the next five, so long as Icagen-T complies with the covenants set forth in the Sanofi MSA. Our collaboration with Pfizer and/ or Sanofi or future collaborations we may enter into may not be scientifically or commercially successful.

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. A termination or expiration of our current collaboration with Pfizer, Sanofi or any potential future collaborations would adversely affect us financially and could harm our business reputation.

If we do not comply with certain of the covenants under the Sanofi MSA, Sanofi has the right to terminate the Sanofi MSA and foreclose on its lien on the Tucson facility.

The Sanofi MSA has several affirmative and negative covenants as well as certain maintenance covenants that Icagen-T must comply. Under the Sanofi MSA, the failure to comply with the maintenance covenants and certain responsibilities with respect to maintenance of the chemical libraries results in the automatic termination of the Sanofi MSA which would result in termination of the subsidy payments to us as well as the right of Sanofi to exercise its rights under the Deed of Trust and foreclose on its $5,000,000 lien on the facility.

Our business is difficult to evaluate because we have recently changed our business model to offering a full complement of screening services to the broader pharmaceutical sector. There can be no guarantee that we will be able to effectively integrate the Icagen and Sanofi business

Since our acquisition of the Icagen assets, we have shifted our business model from offering only our XRpro screening services to governmental agencies as we did in the past to now offer a full complement of screening services to the broader pharmaceutical sector. With the addition of the assets acquired from Sanofi, we now offer ultra high-throuput biology, screening and chemical capabilities. There is a risk that we will be unable to successfully conduct our business or be able to successfully integrate the assets acquired with our management and structure. Our estimates of capital, personnel and equipment required for our expanded business model are based on the experience of management and businesses they are familiar with.   We are subject to the risks such as our ability to implement our business plan, market acceptance of our services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of our ability to generate revenues. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. Even if we generate revenue, there can be no assurance that we will be profitable. In addition, no assurance can be given that we will be able to consummate our business strategy and plans, as described herein, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends or even to make quarter to quarter comparisons of our operating results. You should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

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

ICAGEN, INC.

Date: August 15, 2016	By:	/s/ Richard Cunningham
Richard Cunningham
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Mark Korb
Chief Financial Officer
(Principal Financial Officer)

