Form 10-Q
period 2016-09-30
Icagen, Inc.
filed 2016-11-18
CIK 1518520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Number of shares of common stock outstanding as of November 15, 2016 was 6,481,857.

ICAGEN, INC

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 14, 2016. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Icagen,” the “Company,” “we,” “us” and “our” refer to Icagen, Inc.

ICAGEN, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	Unaudited
Assets

Current Assets
Cash	$9,079,941	$2,266,788
Accounts receivable, net	819,780	967,170
Prepaid expenses and other current assets	768,425	357,554
Investment in certificate of deposit	25,023	25,023
Assets held for resale	27,000	27,620
Total Current Assets	10,720,169	3,644,155

Non-Current Assets
Intangibles, net	7,555,136	7,723,873
Plant and equipment, net	2,052,387	1,561,582
Deposits	181,387	-
Total Non-Current Assets	9,788,910	9,285,455
Total Assets	$20,509,079	$12,929,610

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
Accounts payable	$1,781,971	$934,710
Other payables and accrued expenses	1,232,748	518,608
Legal settlement accrual	1,300,000	1,164,750
Loans payable	493,948	164,381
Deferred revenue	1,191,512	-
Deferred subsidy revenue	8,000,000	-
Deferred purchase consideration	1,000,000	125,000
Dividends payable	77	77
Total Current Liabilities	15,000,256	2,907,526

Non-Current Liabilities
Deferred purchase consideration, net	7,745,625	8,313,490
Total Non-Current Liabilities	7,745,625	8,313,490

Total Liabilities	22,745,881	11,221,016

Convertible Redeemable Preferred stock
Series A cumulative convertible redeemable Preferred stock, $0.001 par value, 400,000 shares designated, 0 and 105,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively, liquidation preference $5.70 per share	-	133,350
Commitment and contingencies	-	-

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value, 10,000,000 authorized, 3,000,000 shares designated as Series B Preferred stock, 6,600,000 undesignated and unissued	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,808,857 shares issued and 6,481,857 outstanding as of September 30, 2016 and December 31, 2015.	6,482	6,482
Additional paid-in-capital	24,272,787	23,711,824
Treasury stock, at cost (327,000 shares of common stock at September 30, 2016 and December 31, 2015).	(237)	(237)
Accumulated deficit	(26,515,834)	(22,142,825)
Total Stockholder's (Deficit) Equity	(2,236,802)	1,575,244
Total Liabilities and Stockholders' (Deficit) Equity	$20,509,079	$12,929,610

See notes to unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Services revenue	$2,308,100	$465,214	$4,366,424	$591,025

Subsidy revenue (see note 11)	2,000,000	-	2,000,000	-

Total revenue	4,308,100	465,214	6,366,424	591,025

Cost of sales	2,324,586	734,759	3,860,431	1,026,626

Gross profit (loss)	1,983,514	(269,545)	2,505,993	(435,601)

Operating expenses:
Selling, general and administrative expenses	2,862,719	1,625,579	5,052,957	4,036,924
Depreciation	136,874	89,392	350,755	154,441
Amortization	56,246	124,358	168,738	150,200
Total Operating expenses	3,055,839	1,839,329	5,572,450	4,341,565

Operating loss	(1,072,325)	(2,108,874)	(3,066,457)	(4,777,166)

Other income (expense)
Other expense	(601,500)	(1,465,025)	(601,500)	(1,550,025)
Interest income	-	1,599	335	5,015
Interest expense	(407,354)	(2,409)	(704,520)	(6,615)
Total other expense	(1,008,854)	(1,465,835)	(1,305,685)	(1,551,625)

Net loss before income tax	(2,081,179)	(3,574,709)	(4,372,142)	(6,328,791)

Income tax	(867)	(19,038)	(867)	(19,038)

Net loss	(2,082,046)	(3,593,747)	(4,373,009)	(6,347,829)

Preferred stock dividends	-	-	-	(72,697)

Net loss applicable to common stock	$(2,082,046)	$(3,593,747)	$(4,373,009)	$(6,420,526)

Net Loss Per Share - Basic and Diluted	$(0.32)	$(0.55)	$(0.67)	$(1.04)

Weighted Average Number of Shares Outstanding - Basic and Diluted	6,481,857	6,481,457	6,481,857	6,202,772

See notes to unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,373,009)	$(6,347,829)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	350,755	154,441
Amortization expense	168,738	150,200
Discount on warrants issued	244,463	-
Stock based compensation charge	366,900	390,342
Non-cash inventory charge	-	32,811
Imputed interest on acquisition of Icagen assets	448,071	-
Movement in bad debts provision	(19,084)	-
Loss on disposal of plant and equipment	-	6,240
Increase in legal settlement accrual	601,500	1,444,548
Severance cost accrual	-	105,477
Changes in operating assets and liabilities
Accounts receivable	166,474	(316,436)
Prepaid expenses and other current assets	(410,250)	(323,270)
Accounts payable	789,660	433,258
Deferred subsidy revenue	8,000,000	-
Deferred revenues	1,191,512	-
Other payables and accrued expenses	64,138	360,975
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,589,868	(3,909,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deferred purchase consideration	(125,000)	(250,000)
Purchase of plant and equipment	(841,559)	(314,203)
Proceeds on sale of plant and equipment	-	934
Deposit refunded	-	1,000
Investment in deposits	(123,787)	(5)
NET CASH USED IN INVESTING ACTIVITIES	(1,090,346)	(562,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Los Alamos County loan	(142,502)	(25,717)
Proceeds from software loan	-	26,062
Repayment of software loan	(19,655)	-
Proceeds from equipment loan	533,290	-
Repayment of equipment loan	(57,502)	-
Proceeds from bridge loan	1,145,000	-
Repayment of bridge loan	(1,145,000)	-
Proceeds from common stock units issued	-	3,836,133
Share issue expenses	-	(314,541)
Warrants exercised	-	400
Series A Preferred Stock dividend paid	-	(48,300)
NET CASH PROVIDED BY FINANCING ACTIVITIES	313,631	3,474,037

NET INCREASE (DECREASE) IN CASH	6,813,153	(997,480)
Cash at the beginning of the period	2,266,788	6,472,393
CAST AT END OF PERIOD	$9,079,941	$5,474,913

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$19,038
Cash paid for interest	$11,795	$6,664

NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of Series A stock redeemed offset against stockholders’ equity	$(50,400)	$-
Common stock issued in exchange for Series B Preferred stock	$-	$2,134
Common stock issued in lieu of Series B Preferred stock dividend	$-	$978,417
Common stock issued to partially settle liability	$-	$310,625
Acquisition of assets as part of Asset Purchase and Collaboration Agreement	$-	$10,750,000
Accrued Series A Preferred Stock dividends	$-	$23,952
Accrued Series B Preferred Stock dividends	$-	$48,745

See notes to unaudited condensed consolidated financial statements

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

Icagen, Inc. (the “Company”, “we”, “us”, “our”) is a Delaware corporation. The Company’s principal office is in Research Triangle Park, Durham, North Carolina. The Company was incorporated in November 2003.

On July 15, 2016, Icagen-T, Inc. (“Icagen-T”), a wholly owned subsidiary of the Company consummated the transactions with Sanofi US Services Inc. (“Sanofi”) contemplated by the Asset Purchase Agreement dated June 27, 2016 (the “Sanofi Asset Purchase Agreement”), pursuant to which Icagen-T acquired certain assets of Sanofi that include the (i) Tucson Research Center, a two story laboratory and office building with approximately 113,950 square feet of space located in the Town of Oro Valley, Pima County, Arizona (the “Tucson Facility”), and the land on which the Facility is built; and (ii) certain machinery and equipment located at the Tucson Facility. The cash purchase price under the Sanofi Asset Purchase Agreement was $1. Icagen-T assumed certain liabilities, agreed to continue the employment of up to 46 employees at the Tucson Facility for at least two years and maintain the Sanofi chemical libraries that remain at the Tucson Facility.

Upon the closing of the Sanofi Asset Purchase Agreement, on July 15, 2016, Icagen-T and Sanofi entered a Master Services Agreement (the “MSA”). The MSA contains terms requiring that Icagen-T perform certain contract research for Sanofi, including, but not limited to, compound testing services. Pursuant to the terms of the MSA, Sanofi will make payments (the “Subsidy Payments”) to Icagen-T in consideration of Icagen-T’s provision of services (including maintenance of the chemical libraries) in the aggregate amount of $32 million over the next five years of which $14,000,000 was designated as deferred subsidy revenue to support the operations and $18,000,000 was designated to cover services that Icagen-T will provide to Sanofi, the proceeds are to be received as follows: (i) $16.5 million is expected to be paid in year 1 with $11.9 million paid at closing; (ii) $9.5 million is expected to be paid in year 2; (iii) $3 million is expected to be paid in year 3; (iv) $2 million is expected to be paid in year 4; and (v) $1 million is expected to be paid in year 5. The Subsidy Payments are to be credited against all direct service costs for which Icagen-T performs services, and in the event the Subsidy Payments exceed the direct service costs, a maximum aggregate credit of $2 million will be carried forward to subsequent years during the term of the MSA. During the current period, the Company recognized $2,000,0000 of the $14,000,000 designated as deferred subsidy revenue to support operations, and a further $1,558,489 of the $18,000,000 designated to cover services, as revenue.

Upon the closing of the Sanofi Asset Purchase Agreement, on July 15, 2016, Icagen-T executed a Deed of Trust providing Sanofi with a five year, $5 million lien on the Tucson Facility, securing performance of Icagen-T’s obligations under the MSA and the Sanofi Asset Purchase Agreement. The lien is subject to termination upon the payment by Icagen-T of $5 million to Sanofi. The parties have also agreed to a Special Warranty Deed with a Right of Reverter (“Deed of Sale”) that will revest in Sanofi all rights in the Tucson Facility in the event that Icagen-T sells the Tucson Facility at any time within the next five years and upon certain other events related to the leasing of space at the Tucson Facility. The reversion rights of Sanofi under the Deed of Sale will terminate after five years as well as upon payment of the $5 million to extinguish the lien created by the Deed of Trust.

The MSA contains certain affirmative and negative covenants that Icagen-T will be required to meet as well as certain maintenance covenants. The affirmative covenants include: (i) maintenance of separate books and records from its affiliates; (ii) maintenance of a separate board of directors from its affiliates; (iii) maintenance of its own bank accounts, invoices and checks; (iv) that it conduct business in its own name; (v) that it pay liabilities from its own bank account; (vi) segregation of its assets and liabilities from other entities; (vii) an allocation of any overhead expenses that are shared with affiliated entities through intercompany agreements; and (viii) observing corporate formalities. The negative covenants, include a prohibition on: (a) dividends other than up to a maximum of $2.0 million during the first two years of the term; (b) the guaranty of debts of its affiliates; (c) the pledge of any of its assets for the benefit of any affiliate; (d) liens or borrowings unless done in furtherance of the Tucson Facility; (e) acquisitions or sale of assets outside of the ordinary course of business; and (f) amendments to organizational documents. In accordance with the terms of the maintenance covenants Icagen-T will be required: (A) to maintain a daily average cash balance held in all of its accounts for the prior five days of at least $575,000; (B) to maintain minimum Current Ratio (as defined in the MSA) of 1.05; (C) to maintain a minimum net worth of $1.5 million and (D) not to run assays or perform other contract research services, in each case, that Icagen-T or its affiliates could reasonably provide at the Tucson Facility, at any site other than the Tucson Facility (the “Sanofi Exclusivity Provision”). Icagen-T will also be obligated to fulfill certain reporting requirements specified in the MSA. At any time after the second anniversary of the effective date of the MSA that Icagen-T provides an independent third party valuation certified by the National Association of Certified Evaluators and Analysts that concludes that (x) Icagen-T’s assets are greater than its liabilities at fair value (or fair market value); (y) Icagen-T has sufficient capital to operate its business; and (z) Icagen-T has the ability to pay its debts as they mature, then (1) all affirmative covenants and negative covenants shall terminate; (2) all reporting obligations shall terminate; and (3) all future Subsidy Payments and the associated Payment credit mechanism will be converted into a take or pay arrangement.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES

General

The following (a) consolidated balance sheets as of September 30, 2016, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2015, which have been derived from audited consolidated financial statements, and (b) the unaudited interim statements of operations and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2016.

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

Concentrations of credit risk

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits of corporations, the current limit of coverage is $250,000. As a result of this coverage the Company has cash balances of $8,575,714 that are not covered by the FDIC as of September 30, 2016.

Concentration of major customers

The Company derives its revenues from commercial pharmaceutical and biotechnology companies as well as from Government research contracts and Government grants.

Total revenues are as follows:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Government grants	$126,770	$58,964	$393,039	$184,775
Subsidy revenue	2,000,000	-	2,000,000	-
Services revenue	2,181,330	406,250	3,973,385	406,250
	$4,308,100	$465,214	$6,366,424	$591,025

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

The balance of the receivables provision as at September 30, 2016 and December 31, 2015 was $0 and $19,084, respectively. The amount charged to bad debt provision for the three months and nine months ended September 30, 2016 was $0 and $19,084, respectively, and for the three months and nine months ended September 30, 2015 was $0.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Revenue recognition

Revenue sources consist of commercial contracts, deferred subsidy revenue and government grants and contracts.

We enter into fixed fee commercial development contracts that are not associated with the delivery of feasible research on drug candidates and the development of drug candidates. Revenue under such contracts is generally recognized upon delivery or as the development is performed.

We received and will receive certain deferred subsidy revenue which is utilized to support our operations, maintain the facilities that we operate in and continue the employment of certain employees to provide, if needed, resources to certain of our customers. This deferred subsidy revenue is amortized over a straight-line basis to match the expected expenses to be incurred over the period July 15, 2016 to December 31, 2017.

We account for our long-term Firm Fixed Price Government contracts and grants associated with the delivery of research on drug candidates and the development of drug candidates using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract.

We generally use the cost-to-cost measure of progress for all our long-term contracts, unless we believe another measure will produce a more reliable result. We believe that the cost-to-cost measure is the best and most reliable performance indicator of progress on our long-term contracts as all our contract estimates are based on costs that we expect to incur in performing our long-term contracts and we have not experienced any significant variations on estimated to actual costs to date. Under the cost-to-cost measure of progress, the extent of progress towards completion is based on the ratio of costs incurred-to-date to the total estimated costs at the completion of the long-term contract. Revenues, including estimated fees or profits are recorded as costs are incurred.

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the three months and nine months ended September 30, 2016 was $505,571 and for the three months and nine months ended September 30, 2015 was $72,912 and $250,855, respectively.

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the effect ASU 2016-13 will have on our unaudited condensed consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect ASU 2016-15 will have on our unaudited condensed consolidated statements of cash flows.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

In October 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 requires immediate recognition of income tax consequences of intercompany asset transfers, other than inventory transfers.  Existing GAAP prohibits recognition of income tax consequences of intercompany asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements.  ASU 2016-16 specifically excludes from its scope intercompany inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. We are currently evaluating the effect ASU 2016-16 will have on our unaudited condensed consolidated financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

3.	GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $(4,373,009) for the nine months ended September 30, 2016 and $(8,676,037) for the year ended December 31, 2015. As of September 30, 2016, and December 31, 2015, the Company had accumulated deficits of $26,515,834 and $22,142,825, respectively. The Company’s working capital decreased from $736,629 at December 31, 2015 to a deficit of $(4,280,086) as of September 30, 2016. The Company’s working capital is insufficient to meet its short-term cash requirements and fund any future operating losses. These operating losses create an uncertainty about the Company’s ability to continue as a going concern. The Company’s plan, through the acquisition of the assets of Icagen and Icagen-T and the continued promotion of its services to existing and potential customers is to generate sufficient revenues to cover our anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including an equity raise or loan funding from third parties. Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, the management of the Company believes that the revenue to be generated from operations together with potential bridge note funding, additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital contributions or financing to fund ongoing operations.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2016	December 31, 2015

Other Receivable – Sanofi	$305,867	$-
Property Taxes	47,557	-
Prepaid insurance	83,270	19,714
Prepaid rent	2,500	2,500
Prepaid equipment maintenance	10,673	15,123
Prepaid Subscriptions	268	5,106
Surety bond*	310,000	310,000
Other	8,290	5,111
	$768,425	$357,554

*	A surety bond of $310,000 was posted as security for the sanctions levied against the Company in the Litigation with the Estate of Sigmund Eisenschenk, at the request of the court and the Company has appealed these sanctions (refer note 22 below).

In terms of a Transitional Service Agreement entered into with Sanofi, the Company will be reimbursed for certain IT expenditure and insurance expenses.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	ACQUISITION OF ASSETS OF TUCSON FACILITY

On July 15, 2016, Icagen-T, Inc. consummated the transactions with Sanofi (Sanofi Asset Purchase Agreement), pursuant to which Icagen-T acquired certain assets of Sanofi Tucson Facility, and the land on which the Tucson Facility is built; and (ii) certain machinery and equipment located at the Tucson Facility. The cash purchase price under the Sanofi Asset Purchase Agreement was $1. Icagen-T assumed certain liabilities, offered to continue the employment of up to 46 employees at the Facility for at least two years and maintain the Sanofi chemical libraries that will remain at the Tucson Facility.

Upon the closing of the Sanofi Asset Purchase Agreement, on July 15, 2016, Icagen-T executed a Deed of Trust providing Sanofi with a five year, $5 million lien on the Tucson Facility, securing performance of Icagen-T’s obligations under the MSA and the Sanofi Asset Purchase Agreement. The lien is subject to termination upon the payment by Icagen-T of $5 million to Sanofi. The parties have also agreed to a Deed of Sale that will revest in Sanofi all rights in the Tucson Facility in the event that Icagen-T sells the Tucson Facility at any time within the next five years and upon certain other events related to the leasing of space at the Tucson Facility. The reversion rights of Sanofi under the Deed of Sale will terminate after five years as well as upon payment of the $5 million to extinguish the lien created by the Deed of Trust.

The purchase price allocated to the acquisition of the assets of the Tucson Facility of $1 was allocated to fixed assets.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2016			December 31, 2015
	Cost	Amortization and impairment	Net book value	Net book value

Cell lines	$5,000,500	$-	$5,000,500	$5,000,500
Biology platform	1,450,500	(181,313)	1,269,187	1,377,975
Trade name and trademarks	637,500	-	637,500	637,500
Assembled workforce	282,500	(35,312)	247,188	268,375
Patents	972,000	(571,239)	400,761	439,523
	$8,343,000	$(787,864)	$7,555,136	$7,723,873

The aggregate amortization expense charged to operations was $56,246 and $124,358 for the three months ended September 30, 2016 and 2015, respectively, and $168,738 and $150,200 for the nine months ended September 30, 2016 and 2015, respectively.

Amortization expense for future periods is summarized as follows:

Amount
2016	$56,246
2017	224,984
2018	224,984
2019	224,984
2020	224,984
2021 and thereafter	960,954
Total	$1,917,136

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	September 30, 2016			December 31, 2015
	Cost	Depreciation and impairment	Net book value	Net book value
Leasehold improvements	$4,263	$(1,294)	$2,969	$3,960
Laboratory equipment	2,343,320	(664,676)	1,678,644	1,339,119
Computer Software	543,087	(191,077)	352,010	194,076
Computer equipment	30,138	(11,374)	18,764	24,427
	$2,920,808	$(868,421)	$2,052,387	$1,561,582

The aggregate depreciation charge to operations was $136,874 and $89,392 for the three months ended September 30, 2016 and 2015, respectively, and $350,755 and $154,441 for the nine months ended September 30, 2016 and 2015, respectively.

8.	OTHER PAYABLES AND ACCRUED EXPENSES

	September 30, 2016	December 31, 2015
Credit card liabilities	$6,912	$-
Vacation and Sick Pay accrual	113,834	93,104
Payroll liabilities	726,218	174,399
Payable - Sanofi	299,718	-
Severance cost accrual	-	67,315
Other	86,066	183,790
	$1,232,748	$518,608

In terms of a Transitional Service Agreement entered into with Sanofi, Sanofi allowed the Company to use its Purchase order platform for the period July 15, 2016 to October 15, 2016. The Company purchases consisted primarily of laboratory supplies and consumables.

9.	LEGAL SETTLEMENT LIABILITIES

The legal settlement liability is disclosed as follows:

	September 30, 2016	December 31, 2015
Legal Settlement accrual – Bellows matter	$-	$466,250
Legal settlement accrual – Estate of Sigmund Eisenschenk matter	1,117,750	516,250
Legal settlement – other	10,000	10,000
Judgement liability	172,250	172,250
	$1,300,000	$1,164,750

Pursuant to the terms of a settlement agreement reached with Bellows on September 28, 2015, the Company agreed to settle all legal matters with Bellows for a cash settlement of $1,650,000, with Bellows surrendering into escrow the 105,000 Series A preferred shares currently held by him and relinquishing his rights to any further dividend payments on those shares. This amount has been repaid in full and the escrow Series A preferred shares were released to the Company. See note 15 below.

In terms of a Mutual Release and Assignment Agreement entered into between American Milling LP and the Company, American Milling is a claimant in the Estate of Sigmund Eisenschenk matter. American Milling agreed to assign all its claims, both past and future against the Estate of Sigmund Eisenschenk to the Company for $800,000, to be paid by the Company in instalments of $300,000 on October 15, 2016 and the remaining balance of $500,000 in quarterly installments of $83,333 commencing on December 31, 2016.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	DEFERRED REVENUE

Deferred revenue represents payments received in advance from Sanofi in terms of the MSA agreement entered into with them on July 15, 2016. Revenue is recognized on a monthly basis upon agreed rates for the number of employees assigned to certain Sanofi projects and is offset against the payments received from Sanofi in terms of the agreed upon payment schedule, the remaining excess payments received is deferred revenue and is expected to be realized within a 12 month period.

11.	DEFERRED SUBSIDY REVENUE

Deferred subsidy revenue represents a prepayment received from Sanofi to support our operations, maintain the facilities that we operate in and continue the employment of certain employees to provide, if needed, resources to Sanofi. This deferred subsidy revenue is amortized over a straight-line basis to match the expected expenses to be incurred over the period commencing on July 15, 2016 and terminating on December 31, 2017.

12.	DEFERRED PURCHASE CONSIDERATION

In terms of the Icagen asset purchase agreement entered into on July 1, 2015, the Company has the following deferred purchase price obligations:

●	$500,000 is due on July 1, 2017, provided that Pfizer has generated at least $4,000,000 in revenue, there are no indications that the targets will not be met;

●	commencing May 30, 2017, the Company is obligated to pay additional purchase price consideration calculated at the greater of (i) 10% (ten percent) of gross revenues per quarter (exclusive of revenue paid by Sanofi to Icagen-T and revenue generated by Icagen-T) and (ii) $250,000 per quarter up to an aggregate maximum of $10,000,000. These earn out payments are payable quarterly, 60 days after the completion of each calendar quarter. There are no indications that the Company will not meet the maximum earn out payment.

Deferred purchase consideration is disclosed as follows:

	September 30, 2016	December 31, 2015

Short term portion
Deferred purchase consideration	$1,000,000	$125,000
Long term portion
Deferred purchase consideration	9,500,000	10,500,000
	10,500,000	10,625,000
Present value discount on future payments	(2,468,700)	(2,468,700)
Imputed interest expense	714,325	282,190
Total	$8,745,625	$8,438,490

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	LOANS PAYABLE

Loans payable consist of the following:

	September 30, 2016	December 31, 2015
Short term portion
Los Alamos County project participation loan	$-	$142,502
Asset leasing arrangement	491,725	-
Asset funding agreement	2,223	21,879
Total	$493,948	$164,381

The amortization of the principal outstanding on the loans payable is as follows:

Amount

Within 1 year	$493,948

Los Alamos County project participation loan

The Company owed $0 and $142,502 as of September 30, 2016 and December 31, 2015, respectively. Due to the closure of the Los Alamos site, the loan was repaid on June 30, 2016.

Asset leasing arrangement

The Company acquired laboratory equipment from Nanion Technologies on April 21, 2016 pursuant to the terms of a lease agreement. The lease consists of twelve equal monthly instalments of $28,751 each with a remaining balance due of $225,000 at the end of the twelve-month period. In terms of US GAAP, the total purchase consideration was discounted back to present value at the Company’s estimated weighted average cost of capital of 6.7%, resulting in an estimated present value of future payments of $533,290. The discount of $36,722 will be expensed as an additional interest expense over the estimated period in which the payments are expected to be made. The discount will be evaluated at each reporting period to determine if our assumptions are still valid. The Company owed $491,725 as of September 30, 2016, including imputed interest of $15,936.

Asset funding arrangement

The Company entered into a short-term asset funding agreement for $26,062 to acquire certain software related to the Icagen acquisition. The term of the loan is for twelve months with 12 equal installments of $2,313. The interest rate on the loan is 11.8% per annum. The Company owed $2,223 and $26,062 as of September 30, 2016 and December 31, 2015, respectively.

14.	BRIDGE NOTES

On June 30 2016, the Company sold in a private placement offering to 11 investors (the “Offering”) pursuant to a securities purchase agreement entered into with each investor, 104.5 units at a per unit price of $10,000, each unit (the “Units”) consisting of a note in the principal amount of $10,000 (the “Notes”) and a five-year warrant (the “Warrants”) to acquire 1,500 shares of the Company’s common stock, par value, $0.001 per share, at an exercise price of $3.50 per share for gross proceeds of $1,045,000. On July 7, 2016, the Company sold an additional 10 Units in the Offering to one investor for gross proceeds of $100,000. The aggregate cash proceeds to the Company from the sale of the 114.5 Units was $1,145,000.

The Notes bore interest at a rate of 8% per annum and were to mature on June 30, 2017. Pursuant to a Security and Pledge Agreement the Notes are secured by a lien on all of the current assets of the Company (excluding the equity of and assets of the Company’s wholly owned subsidiary, Icagen-T, Inc.). Amounts overdue bear interest at a rate of 1% per month.

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

On August 8, 2016, the Notes amount to $1,145,000, together with interest thereon of $11,081 were redeemed in full. The remaining debt discount related to these Notes of $244,463 was expensed upon the redemption of the Notes.

15.	PREFERRED STOCK

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

As of September 30, 2016, and December 31, 2015, there were 0 and 105,000 Series A Stock issued and outstanding, respectively.

16.	COMMON STOCK

On June 16, 2015, in terms of a restricted stock award, 19,000 restricted shares were issued to the Chairman of our audit committee who is also a board director, as a once off compensation expense for his services as chairman of the audit committee. As of September 30, 2016, all of these shares are vested.

The restricted stock outstanding and exercisable at September 30, 2016 is as follows:

	Restricted Stock Outstanding		Restricted Stock Exercisable
Grant date Price	Number Outstanding	Weighted Average Grant Date Price	Number Vested	Weighted Average Grant Date Price
$3.50	19,000	$3.50	19,000	$3.50

The Company has recorded an expense of $19,950 and $26,600 for the nine months ended September 30, 2016 and 2015, respectively.

17.	WARRANTS

Warrants exercisable for 168,918 shares of common stock at an exercise price of $11.40, expired during the nine months ended September 30, 2016.

In terms of the Offering described in note 14 above, the Company sold in a private placement offering to 11 investors pursuant to a securities purchase agreement entered into with each investor, 104.5 Units at a per unit price of $10,000, each Unit consisting of a Note in the principal amount of $10,000 and a five-year Warrant to acquire 1,500 shares of the Company’s common stock, par value, $0.001 per share, at an exercise price of $3.50 per share for gross proceeds of $1,045,000. On July 7, 2016, the Company sold an additional 10 Units in the Offering to one investor for gross proceeds of $100,000. The aggregate cash proceeds to the Company from the sale of the 114.5 Units was $1,145,000.

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	WARRANTS (continued)

The fair value of Warrants issued were valued using the Black-Scholes pricing model and the following weighted average assumptions were used:

Nine months ended September 30, 2016

Calculated stock price	$3.50
Risk-free interest rate	1.01%
Expected life of warrants (in years)	5
Expected volatility of the underlying stock	53%
Expected dividend rate	0%

The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as the Company. The risk-free interest rate used in the Black-Scholes pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the warrants granted. An expected dividend yield of zero is used in the valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of September 30, 2016, the Company does not anticipate any awards will be forfeited in the valuation of the warrants.

A summary of all of the Company’s warrant activity during the period January 1, 2016 to September 30, 2016 is as follows:

	Shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	2,146,970	$3.50-11.40	$4.28
Granted	200,375	3.50	3.50
Forfeited/Cancelled	(168,918)	11.40	11.40
Exercised	-	-	-
Outstanding September 30, 2016	2,178,427	$3.50-11.40	$3.66

The following table summarizes warrants outstanding and exercisable as of September 30, 2016:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$3.50	1,854,240	3.40		1,854,240
$3.85	143,401	3.75		143,401
$4.00	7,500	0.08		7,500
$4.20	150,000	1.41		150,000
$11.40	23,286	0.02		23,286

	2,178,427	3.35	$3.66	2,178,427	$3.66

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	STOCK BASED COMPENSATION

Options exercisable for 137,000 and 72,282 shares of common stock for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively that were held by employees and consultants under the 2005 Stock option plan were not exercised in terms of the option agreements entered into and have expired. The shares underlying such options were returned to and are no longer available for re-issuance under the 2005 Plan.

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

Effective July 15, 2016, the Company issued ten-year options exercisable for 250,000 shares of common stock at $3.50 per common share to certain employees as incentive stock options, vesting over a period of 48 months.

On August 22, 2016, the Company issued ten-year options exercisable for 50,000 shares of common stock at $3.50 per common shares to an employee. These options vest as to 12,500 on August 22, 2017 and the remaining 37,500 monthly thereafter over a period of 36 months.

The fair value of options issued were valued using the Black-Scholes pricing model and the following weighted average assumptions were used:

Nine months ended September 30, 2016

Calculated stock price	$3.50
Risk-free interest rate	1.50 to 1.81%
Expected life of options (in years)	10
Expected volatility of the underlying stock	49.8 to 61.0%
Expected dividend rate	0%

The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as the Company. The risk-free interest rate used in the Black-Scholes pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the options granted. An expected dividend yield of zero is used in the valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of September 30, 2016, the Company does not anticipate any awards will be forfeited in the valuation of the options.

A summary of all of our option activity during the period January 1, 2016 to September 30, 2016 is as follows:

	Shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	908,270	$0.40-11.42	$3.60
Granted	602,500	3.50	3.50
Forfeited/Cancelled	(137,000)	2.20-11.42	3.61
Exercised	-	-	-
Outstanding September 30, 2016	1,373,770	$0.40-11.42	$3.60

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	STOCK BASED COMPENSATION (continued)

The following tables summarize information about stock options outstanding as of September 30, 2016:

	Options Outstanding			Options Exercisable
Exercise Price	Number of shares	Weighted average remaining contractual years	Weighted Average Exercise Price	Number of Shares	Weighted Average exercise Price

$0.40	15,000	5.58		15,000
$3.00	312,500	6.45		312,500
$3.50	852,500	9.30		155,404
$4.00	49,270	0.69		49,270
$5.00	128,500	4.24		123,500
$11.42	16,000	4.92		16,000
	1,373,770	7.78	$3.60	671,674	$3.70

The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2016 was $1,389,483 ($2.31 per option) and for the year ended December 31, 2015 was $844,577 ($3.31 per option). As of September 30, 2016, there were unvested options to purchase 702,096 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $1,708,653, which is expected to be recognized over a period of 47 months.

Stock option based compensation expense totaled $138,051 and $76,967 for the three months ended September 30, 2016 and $366,900 and $390,342 for the nine months ended September 30, 2016 and 2015, respectively.

Stock options outstanding as of September 30, 2016 as disclosed in the above table, have an intrinsic value of $202,750.

19.	NET LOSS PER COMMON SHARE

For the three months and nine months ended September 30, 2016 and 2015, respectively, the following options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	Three and Nine months ended September 30, 2016 (Shares)	Three and Nine months ended September 30, 2015 (Shares)

Options to purchase shares of common stock	1,373,770	932,228
Warrants	2,178,427	2,146,970
Series A convertible, redeemable preferred stock	-	52,500
	3,552,197	3,131,698

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	RELATED PARTY TRANSACTIONS

Timothy Tyson

On May 19, 2016, the Company issued ten-year options exercisable for 12,500 shares of common stock at $3.50 per share to Mr. Tyson as compensation for services rendered. These options vest equally over a period of 36 months.

On July 6, 2016, the Company entered into a Securities Purchase Agreement and issued a secured 8% Bridge Note for $100,000 to Mr. Tyson in consideration of $100,000. The Note matures on June 30, 2017. The Note, together with interest thereon was repaid on August 8, 2016.

In connection with the Note above, on July 6, 2016, Mr. Tyson was issued five year Warrants to acquire 15,000 shares of common stock exercisable at $3.50 per share.

Michael Taglich

On May 19, 2016, the Company issued ten-year options exercisable for 12,500 shares of common stock at $3.50 per share to Mr. Taglich as compensation for services rendered. These options vest equally over a period of 36 months.

On June 30, 2016, the Company entered into a Securities Purchase Agreement and issued a secured 8% Bridge Note for $250,000 to Mr. Taglich in consideration of $250,000. The Note matures on June 30, 2017. The Note, together with interest thereon was repaid on August 8, 2016.

In connection with the Note above, on June 30, 2016, Mr. Taglich was issued five year Warrants to acquire 37,500 shares of common stock exercisable at $3.50 per share.

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

On June 30, 2016, the Company entered into a Securities Purchase Agreement and issued a secured 8% Bridge Note for $50,000 to Mr. Palmieri in consideration of $50,000. The Note matures on June 30, 2017. The Note, together with interest thereon was repaid on August 8, 2016.

In connection with the Note above, on June 30, 2016, Mr. Palmieri was issued five year Warrants to acquire 7,500 shares of common stock exercisable at $3.50 per share.

Clive Kabatznik

On May 19, 2016, the Company issued ten-year options exercisable for 12,500 shares of common stock at $3.50 per share to Mr. Kabatznik as compensation for services rendered. These options vest equally over a period of 36 months.

On June 30, 2016, the Company entered into a Securities Purchase Agreement and issued a secured 8% Bridge Note for $50,000 to Mr. Kabatznik in consideration of $50,000 in cash. The Note matures on June 30, 2017. The Note, together with interest thereon was repaid on August 8, 2016.

In connection with the Note above, on June 30, 2016, Mr. Kabatznik was issued five year Warrants to acquire 7,500 shares of common stock exercisable at $3.50 per share.

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

On June 30, 2016, the Company entered into a Securities Purchase Agreement and issued a secured 8% Bridge Note for $25,000 to Mr. Roffman in consideration of $25,000. The Note matures on June 30, 2017. The Note, together with interest thereon was repaid on August 8, 2016.

In connection with the Note above, on June 30, 2016, Mr. Roffman was issued five year Warrants to acquire 3,750 shares of common stock exercisable at $3.50 per share.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	RELATED PARTY TRANSACTIONS (continued)

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

Benjamin Warner

As of September 30, 2016, and December 31, 2015, Dr. Benjamin Warner owned 23.1% of the issued and outstanding shares of common stock on an un-diluted basis.

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

First South Africa Management

The Company incurred an expense of $135,000 for services provided by First South Africa Management for provision of CFO services by Mr. Korb and $31,500 for bookkeeping services for the nine months ended September 30, 2016.

21.	OPERATING LEASES

The Company paid for an apartment leased by one of our officers in Cambridge, Massachusetts. The lease expired on June 30, 2016 and was not renewed. Rental expense until the date of lease termination amounted to $15,000.

The Company entered into an asset purchase agreement with Icagen, Inc., a subsidiary of Pfizer, Inc., whereby certain assets were acquired from Icagen, Inc., the agreement included the sub-letting of premises located at Research Triangle Park, Durham, North Carolina. The lease terminates on April 30, 2019. The rental expense for the nine months ended September 30, 2016 amounted to $127,984.

Future annual minimum payments required under operating lease obligations as of September 30, 2016, are as follows:

Amount

2016	$42,953
2017	177,823
2018	184,047
2019	63,496
Total	$468,319

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22.	LITIGATION

Set forth below is a factual description of the status of Company's legal proceedings. It should not be misconstrued as the Company's acquiescence in any claimant's position with respect to such litigation. The Company continues to believe that the claims made against it do not have any merit whatsoever and intends to vigorously defend itself.

There have been no material litigation developments since the filing of our Annual Report on form 10-K for the year ended December 31, 2015 and our quarterly reports on forms 10-Q for the three months and nine months ended September 30, 2016, other than as follows:

Litigation with Estate of Sigmund Eisenschenk

On August 15, 2016, the Company filed its reply brief in the Illinois Appellate Court in connection with the appeal from the sanctions orders of March 16, 2015 and May 26, 2015. The appeal from the March 16, 2015 and May 26, 2015, orders is fully briefed and the parties are now awaiting a decision.

On August 22, 2016, the Court denied the Company’s motion to stay American Milling and the Estate’s motion for partial summary judgment as to Count VI of the Second Amended Petition for Citation to Recover. The court also denied the Company’s motion to dismiss Count IV of the Second Amended Petition for Citation to Recover.

On September 20, 2016, the Company filed an interlocutory appeal from the order of August 22, 2016, denying the Company’s motion to stay the Estate’s motion for partial summary judgment as to Count VI of the Second Amended Petition for Citation to Recover.

On September 28, 2016, Icagen and American Milling entered into an Assignment and Mutual Release Agreement whereby Icagen agreed to pay American Milling the sum of eight hundred thousand dollars ($800,000.00) in exchange for an assignment by American Milling of all of American Millings first class claims, fifth class claims, sanctions awards, right title, claim and interest in any portion of the Appeal Bond filed by Icagen in the Illinois Appellate Court, all past, present and future sanctions awards, all past, present and future claims and all past, present and future claims for attorneys’ fees, costs and expenses.

On October 7, 2016, the Court entered an order granting partial summary judgment as to Count VI of the Second Amended Petition for Citation to Recover in favor of the Estate and against the Company in the amount of $1,137,500.

On October 7, 2016, QTM Ventures filed an emergency motion to enforce an alleged settlement agreement between QTM Ventures and American Milling. In their emergency motion, QTM alleges, amongst other things, that QTM agreed to cease to pursue an appeal and a motion for reclassification of its claim in exchange for an agreement with American Milling to split the proceeds of the Estate. QTM further argues that, by virtue of its Settlement Agreement with American Milling, QTM is entitled to 50% of the payments made/to be made to American Milling by Icagen under the American-Milling Icagen Assignment and Release Agreement.

On October 11, 2016, the Company filed a notice of appeal in the Circuit Court from the Court order granting partial summary judgment as to Count VI of the Second Amended Petition for Citation to Recover.

On November 1, 2016, the Illinois Appellate Court scheduled oral arguments in the Company’s appeal from the sanctions orders of March 16, 2015 and May 26, 2015. Oral arguments are scheduled for December 1, 2016.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23.	COMMITMENTS AND CONTINGENCIES

In terms of the asset purchase agreement dated as of June 26, 2015, with Icagen, Inc., a wholly owned subsidiary of Pfizer, Inc., the Company is required to make an additional purchase price payment of $500,000 on July 1, 2017, assuming that Pfizer satisfies its requirements under the agreement.

In accordance with the terms of the amendment to the asset purchase agreement with Pfizer dated as of July 15, 2016, the Company is also obligated to make earn out payments equal to the greater of (i) 10% of total Gross revenues per quarter (as defined in the amendment to the asset purchase agreement with Pfizer) or (ii) $250,000 per quarter, up to a maximum of $10,000,000, commencing on revenues generated from January 1, 2017, which payments are to be made 60 days after each quarter end.

24.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued, and has concluded that no such events or transactions took place that would require disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on April 14, 2016. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

Through our acquisition of the assets of Pfizer, Inc.’s subsidiary, Icagen, which was formed in 1992, we have an extensive platform of assay tools and technologies for the interrogation of ion channel and transporter function and pharmacological modulation in addition to our proprietary label free XRpro® technology. With our extensive experience in ion channels, screening, and drug development, which dates back to 1992 when Icagen was first founded, we have built an extensive portfolio of over 1,000 cell lines, including cell lines stably expressing recombinant human ion channels and transporters, species orthologs and distinct disease-related or drug binding site mutants. These tools form the basis for compound screening, selectivity assays, detailed assessment of activity, and mechanism of action studies.

Through our recent acquisition of certain of the assets of Sanofi US Services Inc. (“Sanofi”), we now offer ultra high-throuput biology, screening and chemical capabilities.

We also offer a full complement of assay technologies including high throughput fluorescence, manual and automated electrophysiology, and radiotracer flux assays. Combined with our cell line and assay development expertise, these technologies enable us to rapidly provide quality screening for a broad set of ion channels and transporters.

Recent Developments

Financing

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

As a result of the agreement that we entered into with the subsidiary of Pfizer, we agreed; (i) to continue to retain certain employees of the subsidiary until June 30, 2017, which we estimate will require additional compensation of $2,015,433; (ii) to make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with a subsidiary of Pfizer Inc., which was amended on July 15, 2016 (the “Pfizer APA”) which additional payments include (a) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the service agreement we entered into has generated at least $4,000,000 in revenue; and (b) beginning in May 2017, a quarterly earn out payment (the "Earn Out Payment") of the greater of (i) $250,000 per quarter or (ii)10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000, and (iii) to make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period April 1, 2016 to April 30, 2019 with annual escalations of 3.5%, estimated to be $468,000.

As a result of the agreement we entered into with Sanofi, we agreed to (i) to continue to retain certain employees of the Tucson Research Center located in the Town of Oro Valley, Pima County, Arizona (the “Tucson Facility”) for two years, which we estimate will require additional compensation of $15,514,800; (ii) to maintain the Sanofi chemical library that remains at the Facility.

We have also entered into Master Services Agreements (“MSA”) with various pharmaceutical companies where we have agreed to perform certain services for them.

The total value of unbilled Purchase orders received from commercial customers as of September 30, 2016 amounted to approximately $1,264,000.

Discussions with respect to our operations included herein include the operations of our operating subsidiary, Icagen Corp. and Icagen-T, Inc. We formed Icagen-T, Inc. on June 16, 2016. We formed Icagen Corp. on July 9, 2010. We have another two subsidiary companies, Caldera Discovery Inc. and XRpro Sciences Inc., which have always been dormant.

Results of Operations for the three months ended September 30, 2016 and the three months ended September 30, 2015.

Revenues

We had revenues totaling $4,308,100 and $465,214 for the three months ended September 30, 2016 and 2015, respectively, an increase of $3,842,886 or 826.0%. Revenue includes commercial revenue of $2,181,329 (representing 50.6% of our revenue); deferred subsidy revenue of $2,000,000 (representing 46.4% of our revenue) and Government revenue of $126,771 (representing 3.0% of our revenue). In the prior year, commercial revenues generated from our North Carolina site were $406,250 (representing 87.3% of our revenue) and Government revenue were $58,964 (representing 12.7% of our revenue). The increase in revenue over the prior is primarily attributable to the following; i) work performed for Sanofi under the MSA agreement that we entered into with them upon the acquisition of certain assets and personnel at the Tucson Facility, amounting to $1,558,489; ii) deferred subsidy revenue from Sanofi of $2,000,000 recognized during the current period to support our operations and maintain the facility and employees and iii) commercial revenue generated from our North Carolina site increased by $216,590 over the prior year, or by 53.3% as we increased our customer base over the prior period. Commercial revenue includes revenue from twenty three customers, including four large pharma customers. The Government contract revenue is derived from two government contracts which are ongoing. At September 30, 2016, we had an order backlog of approximately $1,264,000 on commercial contracts and $380,000 in the form of firm fixed price government contracts. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the government projects to date. The funds available under these grants are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

We continue to market our services to several pharmaceutical and biotechnology companies. We believe that we now have a comprehensive product offering and substantial credibility to offer a full range of products including the advantages and value propositions of the XRpro® technology. While we are optimistic about our prospects, there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for us to be profitable.

Cost of goods sold

Cost of goods sold totaled $2,324,586 and $734,759 for the three months ended September 30, 2016 and 2015, respectively, an increase of $1,589,827 or 216.4%. Cost of goods sold is primarily comprised of direct expenses related to providing our services to our customers. These expenses include scientific personnel expenses, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. Our cost of goods sold includes the payroll cost of an additional 26 scientists located at our recently acquired Tucson Facility who are primarily engaged in providing services to Sanofi. The payroll expense included in cost of sales for the three months ended September 30, 2016 and 2015 respectively was $1,600,399 and $562,379, an increase of $1,038,020 or 184.6%. This is primarily due to the number of scientists performing work for our commercial customers and government contracts increasing from a headcount of 17 to 43 after the acquisition of the Tucson Facility from Sanofi. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the three months ended September 30, 2016 and 2015, respectively was laboratory supplies and direct materials of $461,110 and $159,775, an increase of $301,335 or 188.6%, the increase is primarily due to the level of activity generated by our recent acquisition of certain of the assets of the Tucson Facility and the commercial revenue contracts that we have in place. During the three months ended September 30, 2016 and 2015, respectively, outside contractors’ costs amounted to $261,598 and $3,620, the increase of $257,978 or 7,126.5% the increase is primarily due to, i) third party laboratory equipment maintenance contracts for the Tucson Facility and ii) costs of 5 outside laboratory personnel at the Tucson Facility and 1laboratory person in North Carolina who perform laboratory services for us on an ongoing basis.

Gross profit (loss)

Gross profit was $1,983,514 and gross loss was $(269,545) for the three months ended September 30, 2016 and 2015, respectively, an increase in gross profit of $2,253,059 or 835.9%. The increase in gross profit is primarily due to the commercial revenue and deferred subsidy revenue generated by the Tucson facility.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $2,862,719 and $1,625,579 for the three months ended September 30, 2016 and 2015, respectively, an increase of $1,237,140 or 76.1%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended September 30,		Increase/	Percentage
	2016	2015	(decrease)	change

Marketing and selling expenses	$86,882	$94,685	$(7,803)	(8.2)%

Payroll expense	736,453	422,527	313,926	74.3%

Research and development salaries	505,571	72,912	432,659	593.4%

Directors fees	55,000	55,000	-	-%

Stock option compensation charge	138,051	96,917	41,134	42.4%

Legal fees	300,530	229,373	71,157	31.0%

Consulting fees	145,776	189,142	(43,366)	(22.9)%

Professional fees	20,546	148,070	(127,524)	(86.1)%

Repairs and maintenance	3,649	57,295	(53,646)	(93.6)%

Facilities expense	523,453	143,681	379,772	264.3%

Travel expenditure	76,951	44,241	32,710	73.9%

	$2,592,862	$1,553,843	$1,039,019	66.9%

The decrease in marketing expenditure over the prior period is primarily due to costs incurred on improving and developing the website in the prior period, offset by increased marketing activity in the current year to improve our commercial presence.

Total payroll expenses are allocated to the various expense categories detailed below.

Total salary expenditure for the three months ended September 30, 2016 and 2015, respectively was included in the following expense categories:

	Three months ended September 30,		Increase/	Percentage
	2016	2015	(decrease)	change

Cost of sales	$1,600,399	$562,379	1,038,020	184.6%

Selling, general and administrative expenses	736,493	348,902	387,591	111.1%

Research and development salaries	505,571	72,912	432,569	593.4%

	$2,842,463	$984,193	$1,858,270	188.8%

The increase in total payroll expenditure for the three months ended September 30, 2016 of $1,858,270 is primarily due to the acquisition of the assets and employees of the Tucson Facility on July 15, 2016. An additional 46 employees were acquired in terms of the acquisition agreement, the employment of a VP of Business Development on March 1, 2016 and the employment of a chief business development officer, offset by the savings generated from 5 employees who were severed in the prior year upon the closure of the Los Alamos and Cambridge laboratories.

The total payroll expense included in cost of sales for the three months ended September 30, 2016 increased by $1,038,020, primarily due to the additional 26 laboratory employees at our Tucson facility included in cost of sales.

The payroll expense charged to Selling, general and administrative expenses for the three months ended September 30, 2016 increased by $387,591, This increase is primarily due to the acquisition of the additional 7 administrative employees with the Tucson Facility and the employment of a VP of business development on March 1, 2016 and a Chief Business Development Officer on August 22, 2016.

The payroll expense charged to research and development increased by $432,569 primarily due to an average of 13 employees working on internal research projects at our Tucson facility.

The stock option compensation charge increased by $41,134. The charge for each period is dependent upon the number of options issued, any new options issued, the value of the options and the vesting schedule of these options. During the current quarter, options were issued to certain key members of management in our recently acquired Tucson Facility, resulting in an increased stock option compensation for the quarter.

Legal fees increased by $71,157, over the prior period. The increase consists primarily of an increase in legal expenses primarily associated with the acquisition of the Sanofi assets, which was consummated in July, an increase in patent legal fees to improve our patent protection and ensure all matters are up-to-date, offset by decreases in expenditure on the Bellows matter, which has been settled, and, the Eisenschenk matter due to lower legal activity during the three months ended September 30, 2016.

The decrease in consulting fees of $43,366 is primarily due to the termination of investor relations and patent consultants whose services have been outsourced to professional businesses at reduced costs.

The decrease in professional fees of $127,524 was primarily due to professional advisors utilized in assessing the acquisition of the Icagen assets, in the prior period. The assessment of the acquisition of the Sanofi assets in the current period was primarily performed by management.

Facilities maintenance expenditure related to buildings and building maintenance has been reclassified in the current period to facilities expense, which includes rental expenses, utilities expense and all other facility operating costs. The prior period amount included a monthly charge of approximately $12,000 per month incurred for general facilities maintenance for the three months ended September 2015.

Facilities expense increased by $379,772 over the prior period, primarily due to the following movements; i) an increase in cleaning and janitorial expenses of $92,999 incurred primarily at our newly acquired Tucson Facility; ii) an increase in facilities repairs and maintenance expenditure of $75,105, primarily due to repairs and maintenance contracts at our newly acquired Tucson Facility; iii) Security services expenditure at our Tucson Facility of $83,527; iv) an increase in utilities expenditure of $199,475 consisting primarily of electricity charges in Tucson to maintain the approximately113,000 square foot Tucson Facility; offset by a rental decrease of $78,040 over the prior year due to the closure of the Los Alamos and Cambridge sites and non-renewal of corporate apartment leases;.

Travel expenditure increased by $32,710 due to increased travel incurred from the acquisition of the Tucson Facility, several conferences and seminars being attended by scientific personnel and the increased travel by our business development personnel to increase our presence and visibility in front of customers.

Depreciation and Amortization

We recognized depreciation expenses of $136,874 and $89,392 for the three months ended September 30, 2016 and 2015 respectively, an increase of $47,502 or 53.2%, the increase is due to the amortization of annual software licenses acquired at the Tucson Facility, additional software acquired for the North Carolina site and the acquisition of laboratory equipment in the prior quarter. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expense was $56,246 and $124,358 for the three months ended September 30, 2016 and 2015. The decrease in amortization expense is directly related to the acquisition of the Icagen assets and the value placed on the Discovery platform and the Assembled Workforce acquired, the value of these assets were adjusted during the quarter ended December 31, 2015 and the amortization charge was re-estimated in that quarter.

Other Expense

Other expense totaled $601,500 and $1,465,025 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $863,525 or 58.9%. Other expense in the current period of $601,500 represents additional legal settlement accruals which we anticipate we will pay to settle the Estate of Sigmund Eisenschenk matter. In the prior period, other expense represented the additional expense required to settle the Bellows matter and a severance accrual on the closure of the Los Alamos and Cambridge sites.

Interest expense

Interest expense totaled $407,354 and $2,409 for the three months ended September 30, 2016 and 2015, respectively. The interest expense in the current period included a Note discount of $244,463 relating to the issuance of Warrants with the Offering and the amortization of interest incurred on the Pfizer loan and certain asset acquisitions of $153,085. Interest of $9,634 was also incurred on the Notes.

Net loss

Net loss totaled $2,082,046 and $3,593,747 for the three months ended September 30, 2016 and 2015, respectively. The decrease in net loss is primarily due the acquisition of the Tucson facility.

Results of Operations for the nine months ended September 30, 2016 and the nine months ended September 30, 2015.

Revenues

We had revenues totaling $6,366,424 and $591,025 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $5,775,399 or 977.2%. Current period revenue includes commercial revenue of $3,973,385 (representing 62.4% of our revenue); deferred subsidy revenue of $2,000,000 (representing 31.4% of our revenue) and Government revenue of $393,039 (representing 6.2% of our revenue) In the prior year, commercial revenues generated from our North Carolina site were $406,250 (representing 68.7% of our revenue) and Government revenue were $184,775 (representing 31.3% of our revenue). The increase in revenue over the prior is primarily attributable to the following; i) work performed for Sanofi under the MSA agreement that we entered into with them upon the acquisition of certain assets and personnel at the Tucson Facility, amounting to $1,558,489; ii) deferred subsidy revenue from Sanofi of $2,000,000 recognized during the current period to support our operations and maintain the facility and employees and iii) commercial revenue generated from our North Carolina site increased by $216,590 over the prior year, or by 53.3% as we increased our customer base over the prior period. Commercial revenue includes revenue from twenty three customers, including four large pharma customers. The Government contract revenue is derived from two government contracts which are ongoing. At September 30, 2016, we had an order backlog of approximately $1,264,000 on commercial contracts and $380,000 in the form of firm fixed price government contracts. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the government projects to date. The funds available under these grants are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

We continue to market our services to several pharmaceutical and biotechnology companies. We believe that we now have a comprehensive product offering and substantial credibility to offer a full range of products including the advantages and value propositions of the XRpro® technology. While we are optimistic about our prospects, there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for us to be profitable.

Cost of goods sold

Cost of goods sold totaled $3,860,431 and $1,026,626 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $2,833,805 or 276.0%. Cost of goods sold is primarily comprised of direct expenses related to providing our services to our customers. These expenses include scientific personnel expenses, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. The salary expense included in cost of sales for the nine months ended September 30, 2016 and 2015 respectively was $2,787,094 and $653,797, an increase of $2,133,297 or 326.3%. This is primarily due to the number of scientists performing work for our commercial customers and government contracts increasing from a headcount of 15 to 41. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below. Included in cost of sales for the nine months ended September 30, 2016 and 2015, respectively was laboratory supplies and direct materials of $762,731 and $304,547, an increase of $458,184 or 150.4%, the increase is primarily due to the level of activity generated by our recent acquisition of certain of the assets of the Tucson Facility and the commercial revenue contracts that we have in place. During the nine months ended September 30, 2016 and 2015, respectively, outside contractors’ costs amounted to $320,372 and $56,960, the increase of $263,412 or 462.5% is due to, i) third party laboratory equipment maintenance contracts for the Tucson Facility and ii) costs of 5 outside laboratory personnel at the Tucson Facility and 1laboratory person in North Carolina who perform laboratory services for us on an ongoing basis.

Gross profit (loss)

Gross profit was $2,505,993 and gross loss was $(435,601) for the nine months ended September 30, 2016 and 2015, respectively, an increase in profitability of $2,941,594 or 675.3%. The increase in gross profit is primarily due to the commercial revenue and deferred subsidy revenue generated by the Tucson facility.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $5,052,957 and $4,036,924 for the nine months ended September 30, 2016 and 2015, respectively, an increase of $1,016,033 or 25.2%.

The major expenses making up selling, general and administrative expenses included the following:

	Nine months ended September 30,		Increase/	Percentage
	2016	2015	(decrease)	change

Marketing and selling expenses	$164,918	$231,660	$(66,742)	(28.8)%

Payroll expense	1,573,845	973,908	599,937	61.6%

Research and development salaries	505,571	250,855	254,716	101.5%

Directors fees	165,000	165,000	-	-%

Stock option compensation charge	366,900	390,342	(23,442)	(6.0)%

Legal fees	637,077	635,999	1,078	0.2%

Consulting fees	294,757	546,866	(252,109)	(46.1)%

Professional fees	48,291	180,122	(131,831)	(73.2)%

Repairs and maintenance	3,649	72,203	(68,554)	(94.9)%

Facilities expense	749,015	320,597	428,418	133.6%

Travel expenditure	150,011	88,342	61,669	69.8%

	$4,659,034	$3,855,894	$803,140	20.8%

The decrease in marketing expenditure over the prior period is primarily due to costs incurred on improving and developing the website in the previous period, this was a once off expenditure, marketing expenditure is expected to increase as we intensify our efforts to commercialize our services.

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

Total payroll expenses are allocated to the various expense categories detailed below.

Total salary expenditure for the nine months ended September 30, 2016 and 2015, respectively was included in the following expense categories:

	Nine months ended September 30,		Increase/	Percentage
	2016	2015	(decrease)	change

Cost of sales	$2,787,094	$653,797	2,133,297	326.3%

Selling, general and administrative expenses	1,573,845	973,908	599,937	61.6%

Research and development salaries	505,571	250,855	254,716	101.5%

	$4,866,510	$1,878,560	$2,987,950	159.1%

The increase in total salary expenditure for the nine months ended September 30, 2016 of $2,987,950 is primarily due to the acquisition of the assets and employees of the Tucson Facility on July 15, 2016. An additional 46 employees and the inclusion of an additional 19 employees from the acquisition of the Icagen site in July 2015, in terms of the acquisition agreements related to these sites, the employment of a VP of Business Development on March 1, 2016 and the employment of a chief business development officer, offset by the savings generated from 5 employees who were severed in the prior year upon the closure of the Los Alamos and Cambridge laboratories.

The total payroll expense included in cost of sales for the nine months ended September 30, 2016 increased by $2,133,297, primarily due to the additional 26 laboratory employees at our Tucson facility included in cost of sales.

The payroll expense charged to Selling, general and administrative expenses for the nine months ended September 30, 2016 increased by $599,937. This increase is primarily due to the acquisition of the additional 7 administrative employees with the Tucson Facility and an additional 3 employees at the North Carolina site in July 2015, the employment of a VP of business development on March 1, 2016 and a Chief Business Development Officer on August 22, 2016.

The payroll expense charged to research and development increased by $254,716 primarily due to an average of 13 employees working on internal research projects at our Tucson facility.

The stock option compensation charge decreased by $23,442. The charge for each period is dependent upon the number of options issued, any new options issued, the value of the options and the vesting schedule of these options, during the current quarter, options were issued to certain key members of management in our recently acquired Tucson Facility. Several options became fully vested in the prior period which resulted in a lower stock option compensation charge for the current period.

Legal fees increased by $1,078 over the prior period. The slight increase is made up of a net reduction in litigation related legal expenditure of $160,051, offset by an increase in general corporate expenditure primarily related to the acquisition of the Tucson Facility of $91,691 and additional legal fees spent on patents amounting to $51,881.

The decrease in consulting fees of $252,109 is primarily due to the termination of investor relations and patent consultants whose services have been outsourced to professional businesses at reduced costs.

The decrease in professional fees of $131,831 was primarily due to professional advisors utilized in assessing the acquisition of the Icagen assets, in the prior period. The assessment of the acquisition of the Sanofi assets in the current period was primarily performed by management.

Facilities maintenance expenditure related to buildings and building maintenance has been reclassified in the current period to facilities expense, which includes rental expenses, utilities expense and all other Facility operating costs. The prior period amount included a monthly charge of approximately $12,000 per month incurred for general facilities maintenance for the three months ended September 2015.

Facilities expense increased by $428,418 over the prior period, primarily due to the following movements; i) an increase in cleaning and janitorial expenses of $92,999 incurred primarily at our newly acquired Tucson Facility; ii) an increase in facilities repairs and maintenance expenditure of $182,083, primarily due to repairs and maintenance contracts at our newly acquired Tucson Facility; iii) Security services expenditure at our Tucson Facility of $83,527; iv) an increase in utilities expenditure of $211,218 consisting primarily of electricity charges in Tucson to maintain the approximately113,000 square foot Facility, offset by a decrease in rental expense of $148,115 over the prior period due to the closure of the Los Alamos and Cambridge sites and cancellation of corporate apartment leases;

Travel expenditure increased by $61,669 due to increased travel incurred on the acquisition of the Tucson Facility, several conferences and seminars being attended by scientific personnel and the increased travel by our business development personnel to increase our presence and visibility in front of customers.

Depreciation and Amortization

We recognized depreciation expenses of $350,755 and $154,441 for the nine months ended September 30, 2016 and 2015 respectively, an increase of $196,314 or 127.1%, the increase is due to the amortization of annual software licenses acquired at the Tucson Facility, additional software acquired for the North Carolina site and the acquisition of laboratory equipment in the prior period for the North Carolina site. The depreciation expense is primarily made up of depreciation of our laboratory equipment, which makes up the vast majority of our capital equipment.

Amortization expense was $168,738 and $150,200 for the nine months ended September 30, 2016 and 2015. The increase in amortization expense is directly related to the acquisition of the Icagen assets and the value placed on the Discovery platform and the Assembled Workforce acquired, the value of these assets were adjusted during the quarter ended December 31, 2015 and the amortization charge was re-estimated in that quarter.

Other Expense

Other expense totaled $601,500 and $1,550,025 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $948,025 or 61.2%. Other expense in the current period of $601,500 represents additional legal settlement accruals which we anticipate we will pay to settle the Estate of Sigmund Eisenschenk matter. In the prior period, other expense represented the additional expense required to settle the Bellows matter and a severance accrual on the closure of the Los Alamos and Cambridge sites.

Interest expense

Interest expense totaled $704,520 and $6,615 for the nine months ended September 30, 2016 and 2015, respectively. The interest expense in the current period included a Note discount of $244,463 relating to the issuance of Warrants with the Offering and the amortization of interest incurred on the Pfizer loan and certain asset acquisitions of $448,071 Interest of $11,081 was also incurred on the Notes.

Net loss

Net loss totaled $4,373,009 and $6,347,829 for the nine months ended September 30, 2016 and 2015, respectively. The decrease in net loss is primarily due the acquisition of the Tucson facility.

Liquidity and Capital Resources

We have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants and more recently from commercial customers and the settlement of a lawsuit. We are generating funds from commercial customers and government grants, however, we continue to experience losses and will need to raise additional funds to meet our working capital requirements, despite the outcome of settlement discussions we are having in our lawsuits could have a significant impact on our financial position. We believe that our existing cash and cash equivalents will not be sufficient to meet our anticipated cash needs for the next twelve months. Despite the $32 million we expect to derive from Icagen-T for services provided to and operating expense contributions paid by Sanofi over the next five years and the revenue we expect to receive from Pfizer, we anticipate that our expenses will exceed such revenue. We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2015 with respect to this uncertainty. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

In June and July 2016, we raised gross proceeds of $1,145,000 from the sale of Notes in the Offering. These Notes were repaid in August 2016.

On July 15, 2016, we consummated the acquisition of certain of the assets from Sanofi, including the Tucson Facility. This resulted in a cash infusion of $11.9 million, which funds will primarily be used to fund the Tucson Facility operations.

As of September 30, 2016, we had cash totaling $9,079,941, other current assets totaling $1,640,228 and total assets of $20,509,079. We had total current liabilities of $15,000,275 and a net working capital deficit of $4,280,086. Total liabilities were $22,745,080, including deferred purchase consideration of $8,745,625, Prepaid revenue of $1,191,512 and deferred subsidy revenue of $8,000,000, all of which were received from Sanofi. The deferred purchase consideration includes a net present value discount of $1,898,420 (made up of a gross present value discount of $2,468,700 less imputed interest expense of $714,325), the gross amount still due in terms of the acquisition agreement is $10,500,000 of which $500,000 is dependent on the achievement of a revenue target with Pfizer and $10,000,000 is due based on a potential earn out charge of the greater of (i)10% of gross revenues commencing in January 2017 per quarter and (ii) $250,000 per quarter, up to a maximum of $10,000,000. Our stockholders’ deficit amounted to $2,236,802.

Should we not achieve our forecasted operating results or should strategic opportunities present themselves such that additional financial resources would present attractive investing opportunities for us, we may decide in the future to issue debt or sell our equity securities in order to raise additional cash. We cannot provide any assurances as to whether we will be able to secure any additional financing, or the terms of any such financing transaction if one were to occur.

The Los Alamos county loan was repaid on June 30, 2016.

An analysis of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 is provided below:

	Nine months ended September 30,		Increase/	Percentage
	2016	2015	(decrease)	change

Net cash provided by (used in) operating activities	$7,589,868	$(3,909,243)	$11,499,111	(294.2)%

Net cash used in investing activities	(1,090,346)	(562,274)	(528,072)	93.9%

Net cash provided by financing activities	313,631	3,474,037	(3,160,406)	(91.0)%

Net increase/(decrease) in cash and cash equivalents	$6,813,153	$(997,480)	$7,810,633	(783.0)%

Net cash provided by (used in) operating activities was $7,589,868 and $(3,909,243) for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash provided by (used in) operating activities was primarily due to the following:

	Nine months ended September 30,		Increase/	Percentage
	2016	2015	(decrease)	change

Net loss	$(4,373,009)	$(6,347,829)	$1,974,820	(31.1)%

Adjustments for non-cash items	2,161,343	2,284,059	(122,716)	(5.4)%

Changes in operating assets and liabilities	9,801,534	154,527	9,647,007	6,242.9%

Net cash provided by (used in) operating activities	$7,589,868	$(3,909,243)	$11,499,111	(294.2)%

The decrease in net loss is discussed under net loss in the results of operations for the nine months ended September 30, 2016 and 2015, respectively.

The change in adjustments for non-cash items amounting to $(122,716) is primarily due to; i) the decrease in the legal settlement accrual of $(843,048); offset by ii) the $448,071 imputed interest charge on the Sanofi deferred purchase price payment; and iii) the amortization of the debt discount on the Notes amounting to $244,463.

The change in operating assets and liabilities of $9,647,007 consisted of i) the cash infusion by Sanofi of $10,000,000 of which $2,0000,000 of the deferred subsidy revenue was amortized during the current period, to cover operating expenditure for a period of 18 months from July 2016; ii) the deferred revenue payment made by Sanofi, totaling $2,750,001 offset by the revenue recognized to date of $1,558,489; iii) the movement in accounts receivable of $482,910 and the movement in accounts payable of $356,402, primarily due to the acquisition of Sanofi during the current period.

Net cash used in investing activities was $1,090,346 and $562,274, the current period amount included; deferred purchase price payments to Pfizer of $125,000 and the acquisition of a critical piece of equipment under a lease for $533,290 and software purchases related to our scientific platforms, we also funded utility deposits amounting to $123,787 related to the acquisition of the Tucson Facility. The prior period consisted of deferred purchase price payments to Pfizer of $250,000 and primarily software purchases relating to our scientific platforms.

Net cash provided by financing activities was $313,631 and $3,474,037 for the nine months ended September 30, 2016 and 2015, respectively. The cash provided by financing activities during the current period was primarily due to the proceeds received and repayment of the notes of $1,145,000, netting to $0; the repayment of the Los Alamos county loan amounting to $142,502, and the lease funding on the equipment acquired of $533,290, of which $57,502 was repaid during the current period. The cash provided by financing activities in the prior year is primarily due to the net proceeds raised on the second closing of the recently concluded private placement of $3,521,592, after deducting share issue expenses of $314,541; and the payment of a dividend of $48,300 to the Series A stockholder.

Capital Expenditures

Our current plan is to purchase equipment and software to ensure that our recent acquisition of the Tucson Facility and Icagen functions efficiently and that we are able to support the commercialization efforts of the Company. We anticipate that we would need to spend an additional $1,300,000 on software licensing over the next six months.

Commitments

In terms of the asset purchase agreement entered into on July 1, 2015, with Icagen, Inc., a wholly owned subsidiary of Pfizer Inc. we are required to make additional purchase price payments of $500,000 on July 1, 2017, provided certain milestones are met by Pfizer.

We are also obligated to make earn out payments equals to the greater of 10% of total Group revenues per quarter and $250,000 per quarter, up to a maximum of $10,000,000, commencing on revenues generated from January 1, 2017, which payments are to be made 6o days after each quarter end.

We are required to make monthly lease payments of $28,751 with a balloon payment of $225,000 at the end of the lease term on equipment leased for the laboratory.

We sub-let premises from Pfizer located at Research Triangle Park, Durham, North Carolina. The lease terminates on April 30, 2019.

Future annual minimum payments required under operating lease obligations as of September 30, 2016, are as follows:

Amount

2016	$42,953
2017	177,823
2018	184,047
2019	63,496
Total	$468,319

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material litigation developments since the filing of our Annual Report on form 10-K for the year ended December 31, 2015 and our quarterly reports on forms 10-Q for the three months and nine months ended September 30, 2016, other than as follows:

Litigation with Estate of Sigmund Eisenschenk

On August 15, 2016, the Company filed its reply brief in the Illinois Appellate Court in connection with the appeal from the sanctions orders of March 16, 2015 and May 26, 2015. The appeal from the March 16, 2015 and May 26, 2015, orders is fully briefed and the parties are now awaiting a decision.

On August 22, 2016, the Court denied the Company’s motion to stay American Milling and the Estate’s motion for partial summary judgment as to Count VI of the Second Amended Petition for Citation to Recover. The court also denied the Company’s motion to dismiss Count IV of the Second Amended Petition for Citation to Recover.

On September 20, 2016, the Company filed an interlocutory appeal from the order of August 22, 2016, denying the Company’s motion to stay the Estate’s motion for partial summary judgment as to Count VI of the Second Amended Petition for Citation to Recover.

On September 28, 2016, Icagen and American Milling entered into an Assignment and Mutual Release Agreement whereby Icagen agreed to pay American Milling the sum of eight hundred thousand dollars ($800,000.00) in exchange for an assignment by American Milling of all of American Millings first class claims, fifth class claims, sanctions awards, right title, claim and interest in any portion of the Appeal Bond filed by Icagen in the Illinois Appellate Court, all past, present and future sanctions awards, all past, present and future claims and all past, present and future claims for attorneys’ fees, costs and expenses.

On October 7, 2016, the Court entered an order granting partial summary judgment as to Count VI of the Second Amended Petition for Citation to Recover in favor of the Estate and against the Company in the amount of $1,137,500.

On October 7, 2016, QTM Ventures filed an emergency motion to enforce an alleged settlement agreement between QTM Ventures and American Milling. In their emergency motion, QTM alleges, amongst other things, that QTM agreed to cease to pursue an appeal and a motion for reclassification of its claim in exchange for an agreement with American Milling to split the proceeds of the Estate. QTM further argues that, by virtue of its Settlement Agreement with American Milling, QTM is entitled to 50% of the payments made/to be made to American Milling by Icagen under the American-Milling Icagen Assignment and Release Agreement.

On October 11, 2016, the Company filed a notice of appeal in the Circuit Court from the Court order granting partial summary judgment as to Count VI of the Second Amended Petition for Citation to Recover.

On November 1, 2016, the Illinois Appellate Court scheduled oral arguments in the Company’s appeal from the sanctions orders of March 16, 2015 and May 26, 2015. Oral arguments are scheduled for December 1, 2016.

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

For the nine months ended September 30, 2016, we had a net loss of $(4,373,009), for the year ended December 31, 2015 we had a net loss of $(8,676,037), and for the year ended December 31, 2014, we had an income of $49,517, primarily due to the favorable settlement of the LANS matter in the prior year. We cannot be certain that our business strategy will ever be successful and do not have enough information regarding our new business model which now concentrates on commercial customers to assess its success. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans for the lease of our instruments and services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

A significant portion of our net revenue has been generated from services provided to two customers.

The termination of our relationship with Pfizer and Sanofi would adversely affect our business. For the nine months ended September 30, 2016 we derived 93.8% of our revenue from commercial contracts (of which 16.5% of our revenue was for services provided to Pfizer and 59.6% was for services provided to Sanofi), the remaining 6.2% was derived from Government contracts; and for the year ended December 31, 2015, we derived 84% of our revenues from commercial contracts of which 75.8% of our revenue were for services provided to Pfizer, the remaining 16.3% was derived from Government contracts. Prior to the acquisition of certain of the assets of Icagen we derived substantially all of our revenue from services we performed for two governmental agencies. For the year ended December 31, 2014, 84% of our revenue has been generated from government contracts and the remaining 16% generated from commercial contracts. Our business model which now concentrates on commercial customers is relatively new and there can be no assurance that we will be able to increase the revenue derived from commercial customers to a significant amount. As of the date hereof we have three existing contracts with the National Institutes of Health (“NIH”) pursuant to which we are continuing to perform services. Our Sanofi MSA provides that Sanofi will make payments to Icagen-T of $32 million over the next five years in consideration of Icagen-T providing services to Sanofi, so long as Icagen-T complies with the covenants set forth in the Sanofi MSA. Our MSA with Pfizer which terminates in July 2017 guarantees $1,000,000 of revenue to us per each twelve-month period until June 30, 2017. There can be no assurance that we will attract a sufficient number of other pharmaceutical companies to provide our services to or that our Pfizer will increase the scope of the services required. We do not have enough information regarding our new business model to assess its success.

It is anticipated that a significant portion of our net revenue will be generated from services to be provided to Sanofi.

The termination of our relationship with Sanofi would adversely affect our business. Our Sanofi MSA provides that Sanofi will make payments to Icagen-T of $32 million over the next five in consideration of Icagen-T providing services to Sanofi, so long as Icagen-T complies with the covenants set forth in the Sanofi MSA. Inasmuch as prior to the acquisition of the Tucson Facility, the Tucson Facility was used solely to service Sanofi and had no third party customers, we anticipate that initially, Sanofi will be Icagen-T’s only customer at the Tucson Facility. We cannot guarantee when, or if ever, our dependence upon Sanofi as a major customer at the Tucson Facility will end. There can be no assurance that we will attract a sufficient number of other pharmaceutical companies to provide our services to or that Sanofi will increase the scope of the services required. We do not have enough information regarding our new business model to assess its success.

Our business is dependent upon our ability to attract new commercial customers.

Our future success is dependent upon us attracting new commercial customers and increasing the services that we provide to existing customers, including Sanofi and Pfizer. The $1,000,000 guaranteed payment that we are to receive from Pfizer under the Pfizer MSA terminates on June 30, 2017. The payments that we are to receive from Sanofi under the terms of the Sanofi MSA are subject to termination in the event that we do not comply with certain covenants contained in the Sanofi MSA that are unrelated to our performance of services under the Sanofi MSA. In addition, the guaranteed payments from Sanofi in years three through five of the Sanofi MSA are significantly less than those to be paid in years one and two and will not be sufficient to cover the costs of the operations at the Tucson Facility. We do not have enough information regarding our new business model which concentrates on commercial customers to assess its success. Our future success is dependent upon us attracting new customers and increasing the services that we provide to existing customers, including Sanofi and Pfizer. There can be no assurance that we will be able to attract new commercial customers or increase the services that we provide to existing customers, including Pfizer and Sanofi.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss of $(4,373,009) for the nine months ended September 30, 2016 and a net loss of $(8,676,037) for the year ended December 31, 2015 and generated a net income of $49,517 for the year ended December 31, 2014 primarily due to the favorable settlement of the LANS matter in the prior year. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. Pursuant to the terms of the Pfizer APA, as amended July 15, 2016, we are required to pay Pfizer an additional $500,000 on July 1, 2017 and commencing May 2017, minimum quarterly payments of $250,000 each quarter up to a maximum of $10,000,000. In addition, we agreed to retain eighteen employees of Icagen, Inc. at an estimated remaining cost of $2,325,000. Pursuant to the terms of the Sanofi APA, Icagen-T agreed to retain 46 employees at an estimated cost to Icagen-T of $8,400,000 per annum for at least two years and to maintain and pay the maintenance costs of the Sanofi chemical libraries that remain at the Tucson Facility. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings and the settlement of the LANS litigation will provide us with enough funds to continue our operations at our current level for at least 10 months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations and limit our marketing expenditures. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations significantly, it could result in the loss of all of your investment in our stock.

We may be unable to generate sufficient revenues to meet the minimum payments required under our agreements and will need to raise additional capital to meet our working capital needs,

In accordance with the terms of the Pfizer APA that we entered into on June 26, 2015 with a subsidiary of Pfizer Inc. and which was amended on July 15, 2016, beginning in May 2017, we agreed to pay a quarterly earn out payment (the "Earn Out Payment") equal to the greater of (i) 10% of revenue earned during the quarter or (ii) $250,000 up to a maximum aggregate payment of $10,000,000. We also agreed to continue the employment of several prior individuals of the subsidiary for at least two years, which we estimate will require an additional $2,325,000 in future compensation. Additionally, in accordance with the terms of the Sanofi MSA we agreed to continue the employment of 46 prior individuals Sanofi for at least two years, which we estimate will require an additional $8,400,000 in future compensation and we agreed to maintain and pay for the maintenance of the Sanofi chemical libraries that remain at the Tucson Facility. To date, we have not generated sufficient revenue to pay all of these commitments. If we do not increase our revenue, we may be required to raise additional capital to meet our obligations which could result in dilution to stockholders.

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

The Sanofi MSA has several affirmative and negative covenants as well as certain maintenance covenants that Icagen-T must comply. Under the Sanofi MSA, the failure to comply with the maintenance covenants and certain responsibilities with respect to maintenance of the chemical libraries results in the automatic termination of the Sanofi MSA which would result in termination of the subsidy payments to us as well as the right of Sanofi to exercise its rights under the Deed of Trust and foreclose on its $5,000,000 lien on the Tucson Facility.

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

Item 4. Mine Safety Disclosures.

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

ICAGEN, INC.

Date: November 18, 2016	By:	/s/ Richard Cunningham
Richard Cunningham
President and Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2016	By:	/s/ Mark Korb
Chief Financial Officer
(Principal Financial Officer)

