Form 10-Q
period 2017-03-31
Icagen, Inc.
filed 2017-05-22
CIK 1518520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding as of May 19, 2017 was 6,393,107.

ICAGEN, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 17, 2017. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Icagen,” the “Company,” “we,” “us” and “our” refer to Icagen, Inc.

ICAGEN, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets
Cash	$1,616,248	$4,938,948
Accounts receivable, net	1,352,870	1,317,568
Prepaid expenses and other current assets	592,280	467,807
Assets held for resale	6,619	27,000
Total Current Assets	3,568,017	6,751,323

Non-Current Assets
Intangibles, net	7,595,808	7,498,890
Plant and equipment, net	2,647,949	2,677,734
Deposits	238,987	238,987
Total Non-Current Assets	10,482,744	10,415,611
Total Assets	$14,050,761	$17,166,934

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$1,651,245	$1,712,181
Other payables and accrued expenses	2,352,459	1,633,801
Legal settlement accrual	1,543,333	1,426,667
Loans payable	362,264	442,109
Deferred revenue	-	614,471
Deferred subsidy	3,200,000	5,600,000
Deferred purchase consideration	1,714,643	1,332,800
Total Current Liabilities	10,823,944	12,762,029

Non-Current Liabilities
Deferred purchase consideration, net	7,215,572	7,454,511
Legal settlement accrual	200,000	483,333
Total Non-Current Liabilities	7,415,572	7,937,844

Total Liabilities	18,239,516	20,699,873

Commitment and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 400,000 shares designated as Series A Preferred Stock and unissued, 3,000,000 shares designated as Series B Preferred stock and unissued, 6,600,000 undesignated and unissued	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,720,107 shares issued and 6,393,107 outstanding as of March 31, 2017 and December 31, 2016.	6,392	6,392
Additional paid-in-capital	24,258,053	24,108,143
Treasury stock, at cost (327,000 shares of common stock at March 31, 2017 and December 31, 2016.	(237)	(237)
Accumulated deficit	(28,452,963)	(27,647,237)
Total Stockholder's Deficit	(4,188,755)	(3,532,939)
Total Liabilities and Stockholders' Deficit	$14,050,761	$17,166,934

See notes to the unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended
	March 31,	March 31,
	2017	2016

Revenues	$5,819,950	$900,866

Cost of sales	2,936,610	694,851

Gross profit	2,883,340	206,015

Operating expenses:
Selling, general and administrative expenses	3,098,274	1,011,771
Depreciation	384,731	101,577
Amortization	56,246	56,245
Total Operating expenses	3,539,251	1,169,593

Operating loss	(655,911)	(963,578)

Other income (expense)
Other income	226	-
Interest income	-	289
Interest expense	(150,041)	(146,238)
Total other expense	(149,815)	(145,949)

Net loss before income tax	(805,726)	(1,109,527)

Income tax	-	-

Net loss	$(805,726)	$(1,109,527)

Net Loss Per Share - Basic and Diluted	$(0.13)	$(0.17)

Weighted Average Number of Shares Outstanding - Basic and Diluted	6,393,107	6,481,857

See notes to the unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(805,726)	$(1,109,527)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	384,731	101,577
Amortization expense	56,246	56,245
Stock based compensation charge	149,910	95,300
Imputed interest on acquisition of Icagen assets	149,312	144,045
Changes in operating assets and liabilities
Accounts receivable	(35,302)	102,306
Prepaid expenses and other current assets	(124,473)	27,067
Accounts payable	(60,936)	(263,802)
Deferred subsidy	(614,471)	-
Deferred revenues	(2,400,000)	-
Other payables and accrued expenses	551,991	(457,777)
CASH USED IN OPERATING ACTIVITIES	(2,748,718)	(1,304,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deferred purchase consideration	-	(125,000)
Purchase of plant and equipment	(354,946)	(3,070)
Purchase of intangibles	(153,164)	-
Proceeds on assets held for resale	20,381	-
NET CASH USED IN INVESTING ACTIVITIES	(487,729)	(128,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Los Alamos County loan	-	(8,899)
Repayment of software loan	-	(6,456)
Repayment of equipment loan	(86,253)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	(86,253)	(15,355)

NET DECREASE IN CASH	(3,322,700)	(1,447,991)
Cash at the beginning of the period	4,938,948	2,266,788
CAST AT END OF PERIOD	$1,616,248	$818,797

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$729	$2,205

NON-CASH INVESTING AND FINANCING ACTIVITIES	-	-

See notes to the unaudited condensed consolidated financial statements

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

Icagen, Inc. (“the Company”, “we”, “us”, “our”) is a Delaware corporation. The principal office is located in Durham, North Carolina. The Company was incorporated in November 2003.

2.	ACCOUNTING POLICIES AND ESTIMATES

General

The (a) consolidated balance sheets as of March 31, 2017, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2016, which have been derived from audited consolidated financial statements, and (b) the unaudited interim statements of operations and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017.

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

Icagen, Inc. - Parent Company

Icagen Corp - Wholly owned subsidiary

Icagen-T Inc. - Wholly owned subsidiary (formed on June 16, 2016)

Caldera Discovery, Inc. - Wholly owned subsidiary (formed on March 27, 2015)

XRPro Sciences, Inc. - Wholly owned subsidiary (formed on December 10, 2015)

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

Concentrations of credit risk

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits of corporations, the current limit of coverage is $250,000. As a result of this coverage the Company has cash balances of $1,055,964 that are not covered by the FDIC as of March 31, 2017.

Concentration of major customers

The Company derives its revenues from commercial pharmaceutical and biotechnology companies as well as from Government research contracts and Government grants.

The Company derived 79.1 % of its commercial revenue from three major customers during the three months ended March 31, 2017, during the three months ended March 31, 2016, the Company derived 97.3 % of its revenue from three major customers, the Company continues to diversify its customer base.

Total revenues are as follows:

	Three months ended March 31, 2017	Three months ended March 31, 2016

Government grants	$126,155	$114,866
Subsidy revenue	2,400,000	-
Services revenue	3,293,795	786,000
	$5,819,950	$900,866

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

The balance of the receivables provision as at March 31, 2017 and December 31, 2016 was $0 and $0, respectively. The amount charged to bad debt provision for the three months ended March 31, 2017 and 2016 was $0 and $0, respectively.

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the three months ended March 31, 2017 was $694,788 and for the three months ended March 31, 2016 was $0, respectively.

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

Recent accounting pronouncements

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

In January 2017, the FASB issued ASU 2017-04, an amendment to Topic 350, Intangibles – Goodwill and Other, an entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 3 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. An entity should apply the amendments in this Update on a prospective basis. The amendments in this Update are effective for Goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect ASU 2017-04 will have on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, an amendment to Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity should apply the amendments in this Update on a prospective basis. The amendments in this Update are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect ASU 2017-05 will have on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). This Update is being issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This Update also includes amendments to the Overview and Background Sections of the FASB Accounting Standards Codification. Under generally accepted accounting principles (GAAP), defined benefit pension cost and postretirement benefit cost (net benefit cost) comprise several components that reflect different aspects of an employer’s financial arrangements as well as the cost of benefits provided to employees. Those components are aggregated for reporting in the financial statements. The amendments in this Update apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in this Update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those 3 annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We are currently evaluating the effect ASU 2017-07 will have on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization of Purchased Callable Debt Securities. The amendments in this Update affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. The amendments in this Update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. We are currently evaluating the effect ASU 2017-08 will have on our consolidated financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $(805,726) for the three months ended March 31, 2017 and $(5,504,412) for the year ended December 31, 2016. As of March 31, 2017, and December 31, 2016, the Company had accumulated deficits of $28,452,963 and $27,647,237, respectively. The Company’s working capital deficit increased from $(6,010,706) as of December 31, 2016 to a deficit of $(7,255,927) as of March 31, 2017, including deferred subsidy of $3,200,000. As of March 31, 2017, the Company’s working capital was not sufficient to meet its short-term cash requirements and fund any future operating losses. As of March 31, 2017, the Company was economically dependent upon future capital contributions or financing to fund ongoing operations. These operating losses created an uncertainty about the Company’s ability to continue as a going concern. The Company’s plan, through the acquisition of the assets of Icagen and Icagen-T and the continued promotion of its services to existing and potential customers is to generate sufficient revenues to cover our anticipated expenses. Subsequent to March 31, 2017 on May 15, 2017, the Company concluded a debt funding with net proceeds of $9,600,000, prior to any expenses, which we expect will provide the Company with sufficient capital for the next twelve months. Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, the management of the Company believes that the revenue to be generated from operations together with the debt funding will provide the necessary funding for the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See Subsequent events in note 23 below.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2017	December 31, 2016

Other receivables - Sanofi	$340,154	$305,867
Prepaid insurance	23,684	51,791
Prepaid maintenance	218,585	80,687
Prepaid rent	2,500	21,430
Prepaid subscriptions	6,567	7,243
Other	790	789
	$592,280	$467,807

In terms of a Transitional Service Agreement entered into with Sanofi, the Company will be reimbursed for certain IT expenditure and insurance expenses.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	ASSETS HELD FOR RESALE

The Company closed its Los Alamos and Cambridge sites during 2015 and consolidated its operations at the Icagen site in North Carolina. Excess laboratory equipment that was surplus to its requirements were consigned to a company that specializes in selling used laboratory equipment. The expected value the equipment is expected to realize was $27,000, of which $20,381 has been received to date, with some equipment remaining unsold.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2017			December 31, 2016
	Cost	Amortization and Impairment	Net book value	Net book value

Cell lines	$5,153,664	$-	$5,153,664	$5,000,500
Discovery platform	1,450,500	(253,837)	1,196,663	1,232,925
Trade names and trademarks	637,500	-	637,500	637,500
Assembled workforce	282,500	(49,438)	233,062	240,125
Patents	972,000	(597,081)	374,919	387,840

	$8,496,164	$(900,356)	$7,595,808	$7,498,890

The aggregate amortization expense charged to operations was $56,246 and $56,245 for the three months ended March 31, 2017 and 2016, respectively.

Amortization expense for future periods is summarized as follows:

Amount
2017	$168,738
2018	224,984
2019	224,984
2020	224,984
2021	224,984
2022 and thereafter	735,970
Total	$1,804,644

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	March 31, 2017			December 31, 2016
	Cost	Amortization and Impairment	Net book value	Net book value

Laboratory equipment	$2,357,945	$(818,376)	$1,539,569	$1,613,987
Computer software	1,543,214	(479,876)	1,063,338	1,022,340
Computer equipment	62,203	(19,470)	42,733	38,768
Leasehold improvements	4,263	(1,954)	2,309	2,639

	$3,967,625	$(1,319,676)	$2,647,949	$2,677,734

The aggregate depreciation charge to operations was $384,731 and $101,577 for the three months ended March 31, 2017 and 2016, respectively.

8.	OTHER PAYABLES AND ACCRUED EXPENSES

	March 31, 2017	December 31, 2016

Bonus and vacation accrual	$1,600,171	$1,125,119
Payroll liabilities	265,348	32,312
Sanofi transitional services expense	268,189	268,189
Credit card liability	23,074	35,862
Other	195,677	172,319

	$2,352,459	$1,633,801

The Company accrues for vacation pay and bonus accruals in anticipation of making payments based on the achievement of predetermined goals.

In terms of a Transitional Service Agreement entered into with Sanofi, Sanofi allowed the Company to use its Purchase order platform for the period July 15, 2016 to October 15, 2016. The Company purchases consisted primarily of laboratory supplies and consumables.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	LEGAL SETTLEMENT LIABILITIES

The legal settlement liability is disclosed as follows:

	March 31, 2017	December 31, 2016

Settlement liability accruals
Dentons dispute	$1,400,000	$1,400,000
Eisenschenk matter	333,333	500,000
Other	10,000	10,000
	1,743,333	1,910,000
Disclosed as follows:
Short-term portion	1,543,333	1,426,667
Long-term portion	200,000	483,333

	$1,743,333	$1,910,000

In terms of a Mutual Release and Assignment Agreement entered into between American Milling LP and the Company, American Milling is a claimant in the Estate of Sigmund Eisenschenk matter. American Milling agreed to assign all its claims, both past and future against the Estate of Sigmund Eisenschenk to the Company for $800,000, of which $466,667 has been paid to date, the remaining $333,333 will be paid in quarterly installments of $83,333 on June 30, 2017, September 30, 2017, December 31, 2017 and March 31, 2018.

The Company has reached a Settlement and Release Agreement with Dentons and has agreed to pay Dentons the sum of $1,400,000 over a fourteen month period of which $500,000 was paid on May 15, 2017.

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	DEFERRED PURCHASE CONSIDERATION

In terms of the Icagen asset purchase agreement entered into on July 1, 2015, the Company has the following deferred purchase price obligations:

●	$500,000 is due on July 1, 2017, provided that Pfizer has generated at least $4,000,000 in revenue with the Company, this target may not be met which may result in the reversal of this liability;

●	commencing May 30, 2017, the Company is obligated to pay additional purchase price consideration calculated at the greater of (i) 10% (ten percent) of gross revenues per quarter (exclusive of revenue paid by Sanofi to Icagen-T) and (ii) $250,000 per quarter up to an aggregate maximum of $10,000,000. These earn out payments are payable quarterly, 60 days after the completion of each calendar quarter. There are no indications that the Company will not meet the maximum earn out payment.

Deferred purchase consideration is disclosed as follows:

	March 31, 2017	December 31, 2016

Deferred purchase consideration
Opening balance	$10,500,000	$10,625,000
Payments	-	(125,000)
Closing balance	10,500,000	10,500,000

Present value discount on future payments
Opening balance	(1,712,689)	(2,186,510)
Imputed interest expense	142,904	576,180
Fair value adjustments	-	(102,359)
Closing balance	(1,569,785)	(1,712,689)

Deferred purchase consideration, net	8,930,215	8,787,311

Disclosed as follows:
Short-term portion	1,714,643	1,332,800
Long-term portion	7,215,572	7,454,511

Deferred purchase consideration, net	$8,930,215	$8,787,311

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	LOANS PAYABLE

Loans payable consist of the following:

	March 31, 2017	December 31, 2016

Asset leasing arrangement	$362,264	$442,109
	362,264	442,109
Disclosed as follows:
Short-term portion	362,264	442,109
Long-term portion	-	-
	$362,264	$442,109

The amortization of the principal outstanding on the loans payable is as follows:

Amount

Within 1 year	$362,264

Asset leasing arrangement

The Company acquired laboratory equipment from Nanion Technologies on April 21, 2016 pursuant to the terms of a lease agreement. The lease consists of twelve equal monthly instalments of $28,751 each with a remaining balance due of $225,000 at the end of the twelve-month period. In terms of US GAAP, the total purchase consideration was discounted back to present value at the Company’s estimated weighted average cost of capital of 6.7%, resulting in an estimated present value of future payments of $533,290. The discount of $36,722 will be expensed as an additional interest expense over the estimated period in which the payments are expected to be made. The discount will be evaluated at each reporting period to determine if our assumptions are still valid. The Company owed $362,264 as of March 31, 2017, including imputed interest of $6,491.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 6,720,107 shares issued and 6,393,107 shares outstanding as of March 31, 2017 and December 31, 2016.

In terms of the Joint Stipulation to Vacate and Dismiss of the Estate of Sigmund Eisenschenk, dated December 5, 2016, the Estate returned 88,750 Common Shares valued at $310,625, to the Company. These shares were subsequently cancelled.

15.	WARRANTS

A summary of all of the Company’s warrant activity during the period January 1, 2016 to March 31, 2017 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	2,146,970	$3.50 to $11.40	$4.28
Granted	200,375	$3.50	3.50
Forfeited/cancelled	(199,704)	$4.00 to $11.40	(11.12)
Exercised	-	-	-
Outstanding December 31, 2016	2,147,641	$3.50 to $4.20	3.57
Granted	-	-	-
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2017	2,147,641	$3.50 to $4.20	$3.57

The following table summarizes warrants outstanding and exercisable as of March 31, 2017:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$3.50	1,854,240	3.03		1,854,240
$3.85	143,401	0.85		143,401
$4.20	150,000	3.25		150,000

	2,147,641	2.90	$3.57	2,147,641	$3.57

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	STOCK BASED COMPENSATION

On March 15, 2017, the Company granted ten-year options to purchase 50,000 shares of common stock at an exercise price of $3.50 per share to the non-employee directors of the Company and granted ten-year options to purchase 20,000 shares of common stock at an exercise price of $3.50 per share to Richard Cunningham, the CEO of the Company. A further 50,000 options were reserved for issuance to employees.

The fair value of options issued were valued using the Black-Scholes pricing model and the following weighted average assumptions were used:

Three months ended March 31, 2017

Calculated stock price	$3.50
Risk-free interest rate	2.51%
Expected life of options (in years)	10
Expected volatility of the underlying stock	70.9%
Expected dividend rate	0%

The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as the Company. The risk-free interest rate used in the Black-Scholes pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the options granted. An expected dividend yield of zero is used in the valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of March 31, 2017, the Company does not anticipate any awards will be forfeited in the valuation of the options.

A summary of all of our option activity during the period January 1, 2016 to March 31, 2017 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	908,270	$0.40 to $11.42	$3.60
Granted	602,500	3.50	3.50
Forfeited/cancelled	(177,479)	4.00 to 11.40	(3.70)
Exercised	-	-	-
Outstanding December 31, 2016	1,333,291	0.40 to 11.42	3.59
Granted	120,000	3.50	3.50
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2017	1,453,291	$0.40 to $11.42	$3.58

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	STOCK BASED COMPENSATION (continued)

The following tables summarize information about stock options outstanding as of March 31, 2017:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.40	15,000	5.08		15,000
$3.00	312,500	5.96		312,500
$3.50	972,500	8.94		249,571
$4.00	8,791	2.78		8,791
$5.00	128,500	3.74		128,500
$11.42	16,000	4.42		16,000

	1,453,291	7.71	$3.58	730,362	$3.67

The weighted-average grant-date fair values of options granted during the three months ended March 31, 2017 was $323,161 ($2.69 per share) and for the year ended December 31, 2016 was $1,389,483 ($2.31 per share). As of March 31, 2017, there were unvested options to purchase 722,929 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $1,736,015, which is expected to be recognized over a period of 48 months.

Stock option based compensation expense totaled $149,910 and $75,350 for the three months ended March 31, 2017 and 2016, respectively.

Stock options outstanding as of March 31, 2017 as disclosed in the above table, have an intrinsic value of $202,750.

17.	INTEREST EXPENSE

Interest expense consists of the following:

	Three months ended March 31, 2017	Three months ended March 31, 2016

Imputed interest	$(149,312)	$(144,045)
Bridge note discount		-
Other	(729)	(2,193)
	$(150,041)	$(146,238)

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	NET LOSS PER COMMON SHARE

For the three months ended March 31, 2017 and 2016, respectively, the following options, warrants and convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	Three months ended March 31, 2017	Three months ended March 31, 2016

Stock options	1,453,291	908,270
Series A convertible redeemable preferred stock	-	52,500
Warrants	2,147,641	2,135,834
	3,600,932	3,096,604

19.	RELATED PARTY TRANSACTIONS

Timothy Tyson

On March 15, 2017, the Company issued Mr. Tyson ten year options exercisable for 10,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36 month period.

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

Michael Taglich

On March 15, 2017, the Company issued Mr. Taglich ten year options exercisable for 10,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36 month period.

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	RELATED PARTY TRANSACTIONS (continued)

Vincent Palmieri

On March 15, 2017, the Company issued Mr. Palmieri ten year options exercisable for 10,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36 month period.

As an employee of Taglich Brothers Inc., Mr. Palmieri was issued 2017 Placement Agent Warrants to purchase 6,000 shares of Common stock.

Clive Kabatznik

On March 15, 2017, the Company issued Mr. Kabatznik ten year options exercisable for 10,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36 month period.

 Edward Roffman

On March 15, 2017, the Company issued Mr. Roffman ten year options exercisable for 10,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36 month period.

Richard Cunningham

On March 15, 2017, the Company issued Mr. Cunningham ten year options exercisable for 20,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36 month period.

First South Africa Management

The Company incurred an expense of $45,000 for services provided by First South Africa Management for provision of CFO services by Mr. Korb and $18,500 for bookkeeping services for the three months ended March 31, 2017. As of March 31, 2017, the Company owed First South Africa Management $23,500.

20.	OPERATING LEASES

The Company entered into an asset purchase agreement with Icagen, Inc., a subsidiary of Pfizer, Inc., whereby certain assets were acquired from Icagen, Inc., the agreement included the sub-letting of premises located at Research Triangle Park, Durham, North Carolina. The lease terminates on April 30, 2019. The rental expense for the three months ended March 31, 2017 amounted to $41,881.

The Company also reimburses certain employees for rental expenses incurred in carrying out their functions. The rental expense for the three months ended March 31, 2017 amounted to $400.

Future annual minimum payments required under operating lease obligations as of March 31, 2017, are as follows:

Amount

2017	$131,859
2018	181,966
2019	62,778

Total	$376,603

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	LITIGATION

Set forth below is a factual description of the status of Company’s legal proceedings.

Dentons Dispute

On May 11, 2017, the Company entered into a Settlement and Release Agreement with Dentons US LLP (“Dentons”) relating to disputes arising between them under a Settlement and Release Agreement, dated July 5, 2013 (the “2013 Settlement Agreement”), a judgment thereafter obtained by Dentons on May 7, 2014 in the Circuit Court of Cook County, Illinois Lawsuit based upon the 2013 Settlement in the amount of $3,050,000, and a lawsuit filed by the Company in San Francisco Superior Court in or about April 2014 against Dentons. In connection with the Agreement, the Company has agreed to pay Dentons the sum of $1,400,000 over a fourteen month period of which $500,000 was paid on May 15, 2017. In addition, to secure its obligations under the Agreement, the Company executed and delivered to Dentons a Confession of Judgment Affidavit in Support of Confession of Judgment in the amount of $3,891,549.32, representing the amount of the Judgment had obtained plus the costs of suit and interest accrued through May 15, 2017. The Confession of Judgment is not to be filed unless the Company defaults on its obligations under the Agreement and it will be returned to the Company upon payment in full under the Agreement. The Agreement included mutual releases of claims each party had against the other and the parties also agreed to dismiss the litigation between them with prejudice; provided, that Dentons’ obligations commence after it has received $500,000 of the payments from the Company described above. On May 15, 2017, the Company paid Dentons $500,000 of the amount owed under the settlement agreement.

22.

COMMITMENTS AND CONTINGENCIES

As a result of the agreement that the Company entered into with the subsidiary of Pfizer, it agreed to; (i) continue to retain certain employees of the subsidiary until June 30, 2017, which it estimated will require additional compensation of $964,500; (ii) make additional payments in terms of the Asset Purchase and Collaboration Agreement that the Company entered into on June 26, 2015 with a subsidiary of Pfizer Inc. include (a) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the service agreement it entered into has generated at least $4,000,000 in revenue; and (b) beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, to a maximum aggregate payment of $10,000,000; (iii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period January 1, 2016 to April 30, 2019 with annual escalations of 3.5%, estimated to be approximately $376,603.

As a result of the agreement we entered into with Sanofi the Company agreed to retain 46 employees until July 15, 2018 at an aggregate estimated cost to Icagen-T of $11,880,000.

In terms of a Mutual Release and Assignment Agreement entered into between American Milling LP and the Company, the Company agreed to pay American Milling $800,000 of which $333,334 remains to be paid at March 31, 2017.

The Company has reached a Settlement and Release Agreement with Dentons and has agreed to pay Dentons the sum of $1,400,000 over a period of fourteen months of which $500,000 was paid on May 15, 2017.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23	SUBSEQUENT EVENTS

April 2017 Bridge Financing

On April 12, 2017, the Company sold in a private placement offering (the “Offering”) to three (3) investors, which included two members of the Board of Directors, pursuant to a securities purchase agreement entered into with each investor (the “Purchase Agreements”), 150 units at a price of $10,000 per unit (the “Units”) consisting of a note (the “Note”) in the principal amount of $10,000 and a five year warrant (the “Warrants”) to acquire 1,500 shares of the Company’s common stock, par value, $0.001 per share (“Common Stock”), at an exercise price of $3.50 per share. The aggregate gross cash proceeds to the Company from the sale of the 150 Units was $1,500,000.

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

The April 2017 bridge notes were repaid out of the proceeds of the May 2017 debt financing described in more detail below.

May 2017 Debt Financing

On May 15, 2017, the Company, and its wholly owned subsidiary, Icagen-T, Inc. (“Icagen-T”), entered into a Securities Purchase Agreement with an institutional investor (the “Purchaser”), pursuant to which (i) the Company issued to the Purchaser a three year Senior Secured Convertible Note (“Company Note”), maturing on May 15, 2020, bearing interest at the rate of 13% per annum (which interest rate increases to 18% per annum upon the occurrence of an event of default, as defined in the Note), in the aggregate principal amount of $2,000,000 for cash proceeds of $1,920,000 after an original issue discount of 4% or $80,000, before deal related expenses; and (ii) Icagen-T issued to the Purchaser a three year Senior Secured Convertible Note (“Icagen-T Note”), maturing on May 15, 2020, bearing interest at the rate of 13% per annum, in the aggregate principal amount of $8,000,000 for cash proceeds of $7,680,000 after an original issue discount of 4% or $320,000, before deal related expenses. The Company Note and the Icagen-T Note are each convertible into shares of common stock at a conversion price of $3.50 per share.

The Purchaser may elect to have the Company and/or Icagen-T redeem the Notes upon the occurrence of certain events, including upon a certain Events of Default (as defined in the Notes). The Notes contain customary Events of Default.

In addition, any time after issuance, so long as no Event of Default has occurred and/or is continuing, the Company and Icagen-T, has the right to redeem all or part of each Note then outstanding (the “Company Optional Redemption Amount”), with a minimum prepayment amount of $500,000, at any time upon five (5) business days’ notice to the Purchaser by paying an amount in cash equal to: a range between 101% and 103% of the Conversion Amount being redeemed if paid in full and if an Event of Default has occurred and is continuing the Purchaser has the right to require the Company to redeem the Conversion Amount for an amount of cash equal to a range between 116% and 118% of the Conversion Amount being redeemed. The “Conversion Amount” means the sum of (a) the portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made, (b) all accrued and unpaid Interest with respect to such portion of such principal, (c) all accrued and unpaid late charges with respect to such portion of such principal and such Interest, if any, and (d) all other amounts due hereunder.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23.	SUBSEQUENT EVENTS (continued)

The Notes contain certain covenants, such as restrictions on the incurrence of indebtedness, the existence of liens, the payment of restricted payments, redemptions, the payment of cash dividends and the transfer of assets. If the Company fails to timely deliver the shares underlying the Notes, it will be subject to certain buy-in provisions.

In addition, pursuant to the Securities Purchase Agreement, the Company and Icagen-T have agreed to provide certain registration rights with respect to the Conversion Shares underlying the Icagen-T Note and, if Rule 144 under the Securities Act, is unavailable, for the Warrant Shares and Conversion Shares underlying the Company Note.

In addition, pursuant to the Notes, neither the Company nor Icagen-T shall enter into or be party to a Fundamental Transaction (as defined in the Notes) unless (i) the Successor Entity (as defined in the Notes) assumes in writing all of the obligations of the Company, Icagen-T and each Subsidiary under the Notes and the other Transaction Documents pursuant to written agreements in form and substance reasonably satisfactory to the Purchaser and approved by the Purchaser prior to such Fundamental Transaction, including agreements to deliver to the Purchaser in exchange for this Note and securities of the Successor Entity evidenced by a written instrument substantially similar in form and substance to the Notes, including, without limitation, having principal amounts, interest rates and late charges equal to the payment rights and amounts, principal amounts then outstanding, the interest rates and late charges in the Notes as well as having the conversion rights, redemption rights, rankings, Events of Default the same as in the Notes and satisfactory to the Purchaser, and (ii) the Successor Entity is a trading issuer whose common stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended, and is quoted and/or listed for trading on a Qualifying Market.

The Notes also contain certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization and, sales of securities below the conversion price of the Notes.

In addition, subject to limited exceptions, a holder of the Company Note and Icagen-T Note will not have the right to convert any portion of such note if such holder, together with its affiliates, would beneficially own in excess of the Beneficial Ownership Limitation.  A holder of the Company Note and Icagen-T Note may adjust the Beneficial Ownership Limitation upon not less than 61 days’ prior notice to the Parent, provided that such Beneficial Ownership Limitation in no event shall exceed 9.99%.

The Company used the proceeds from the Company Note to repay the $1,500,000 aggregate principal amount of the 8% bridge notes issued in April 2017 and all accrued but unpaid interest thereon and to pay an amount of $500,000 owed by the Company pursuant to the terms of the Dentons settlement agreement, and Icagen-T intends to use the net proceeds from the purchase price paid to Icagen-T for general corporate and working capital purposes of Icagen-T; provided, however, neither the Company nor Icagen-T will use any of their respective net proceeds for (a) the repayment of any Indebtedness other than Permitted Indebtedness, (b) the redemption or repurchase of any securities of the Company, Icagen-T and the Subsidiaries, or (c) except for the payments pursuant to the Settlement Agreement, the settlement of any outstanding litigation; provided, further, Icagen-T will not use any of such proceeds in violation of its arrangements with Sanofi US Services, Inc.

In connection with the Senior Secured Convertible Notes, the Company issued a warrant to purchase initially up to 857,143 shares of Common Stock at an initial exercise price of $3.50 per share, subject to applicable adjustments. The Warrant expires on May 15, 2022.

In addition, subject to limited exceptions, a holder of the Warrant will not have the right to exercise any portion of the Warrant if such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to its conversion (the “Beneficial Ownership Limitation”).  A holder of the Warrant may adjust the Beneficial Ownership Limitation upon not less than 61 days’ prior notice to the Company, provided that such Beneficial Ownership Limitation in no event shall exceed 9.99%.

The Warrant also contain certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization and, issuances of securities at prices below the conversion price or similar transactions.

If, at the time a holder exercises its Warrant, there is no effective registration statement registering available for an issuance of the shares underlying the Warrant to the holder, then in lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of our Common Stock determined according to a formula set forth in the Warrant. If the Company fails to timely deliver the shares underlying the Warrants, it will be subject to certain buy-in provisions.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23.	SUBSEQUENT EVENTS (continued)

The Warrant also provides that the Company will not enter into or be party to a Fundamental Transaction unless (i) the Successor Entity (as defined in the Warrant) assumes in writing all of the obligations of the Company under the Warrant and the other Transaction Documents (as defined in the Securities Purchase Agreement) pursuant to written agreements in form and substance satisfactory to the Purchaser, including agreements to deliver to the Purchaser in exchange for the Warrant a security of the Successor Entity evidenced by a written instrument substantially similar in form and substance to the Warrant; (ii) the Parent or the Successor Entity (as the case may be) agrees at the election of the Company or the Successor Entity (as the case may be) to purchase the Warrant from the Purchaser by paying to the Purchaser cash in an amount equal to the Black Scholes Value (as defined in the Warrant); or (iii) the Purchaser, at its election, requires the Company or the Successor Entity (as the case may be) to purchase the Warrant from the Purchaser by paying to the Purchaser cash in an amount equal to the Black Scholes Value.

The Company Note is secured by a security interest in all of the existing and future assets of the Company and the Domestic Subsidiaries, other than Icagen-T, including a pledge of all of the capital stock of each of the Domestic Subsidiaries, other than Icagen-T, subject to existing security interests, for the benefit of the Purchaser, to secure the Company obligations under the Company Note, as evidenced by (i) a security and pledge agreement, and (ii) a guaranty executed by each Domestic Subsidiary, other than Icagen-T, pursuant to which the Domestic Subsidiaries, other than Icagen-T, guarantees all obligations of the Company under the Transaction Documents.

The Icagen-T Note is secured by a security interest in all of the existing and future assets of the Company, Icagen-T and the other Domestic Subsidiaries, including a pledge of all of the capital stock of each of the Domestic Subsidiaries, other than Icagen-T, subject to existing security interests, for the benefit of the Purchaser, to secure Icagen-T’s obligations under the Icagen-T Note, as evidenced by (i) a security and pledge agreement, and (ii) a guaranty executed by the Company and each Domestic Subsidiary, other than Icagen-T, pursuant to which the Parent and the Domestic Subsidiaries, other than Icagen-T, guarantees all of the obligations of Icagen-T under the Transaction Documents.

In addition, the Company and Icagen-T entered into a Subordinated Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement with the trustee named therein and the Purchaser as beneficiary, securing all of Icagen-T’s obligations to the Purchaser by a senior priority security interest in the Property/Facilities, which is subordinated only to a Deed of Trust entered into with Sanofi.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23.	SUBSEQUENT EVENTS (continued)

Upon an Event of Default, the Purchaser may, among other things, collect or take possession of the Company Collateral or Icagen-T Collateral, as the case may be, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral. Each of the Subsidiaries has also guaranteed all of the Company’s obligations under the Note pursuant to the terms of the Company Guaranty and the Icagen-T Guaranty.

The transactions contemplated by the Securities Purchase Agreement closed and funded on May 15, 2017.

The Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued, and has concluded that, other than disclosed above, no such events or transactions took place that would require disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on April 17, 2017. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Overview and Financial Condition

Icagen currently operates as a partner research organization providing integrated drug discovery services with unique expertise in the field of ion channel, transporter, neuroscience, muscle biology and rare disease targets while also covering many other classes of drug discovery targets and therapeutic areas. Our customers are pharmaceutical and biotechnology companies to whom we offer our industry-leading scientific expertise and technologies to aid in their determination of which molecules to advance into late stage preclinical studies and ultimately clinical trials. The core of our offering is the discovery of Pre-Clinical Drug Candidates (PDC’s), which are lead molecules (Leads) that are selected to enter into in-vivo studies during the Pre-Clinical Phase of drug discovery. We offer a full complement of pre- clinical drug discovery services which include; assay development technologies (including high throughput fluorescence, manual and automated electrophysiology and radiotracer flux assays), cell line generation, high-throughput and ultra-high-throughput screening, medicinal chemistry, computational chemistry and custom assay services to our customers. Our capabilities also include molecular biology and the use of complex functional assays, electrophysiology, bioanalytics and pharmacology. We believe that this integrated set of capabilities enhances our ability to help our customers identify drug candidates.

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

We currently operate out of two sites, one in Durham, North Carolina and the other in Tucson, Arizona. The teams in both North Carolina and Arizona have extensive experience over the last 20 plus years performing early drug discovery within Pfizer and Sanofi delivering Leads from the pre-clinical stage to the clinical stage of drug discovery. We are now leveraging these capabilities to the broader market in the form of services, partnerships and collaborations with large pharmaceutical companies, biotech companies and foundations. At the North Carolina site, which we began to operate in July 2015, we have a leading biology expertise focused on ion channels which are important targets in Neuroscience. The North Carolina site also houses the XRPro® technology, our legacy technology, which has unique capabilities in the transporter target class. More specifically, our capabilities in North Carolina include a focus on ion channels & transporters, HTS and lead optimization, ion channel profiling, assay development and x-ray fluorescence-based assays. At the Arizona site, which we acquired in July 2016, we have leading biology expertise and platform capabilities in rare diseases, muscle biology and integrated drug discovery. The Arizona site provides capacity in cell models, human biomarkers, muscle biology expertise and stem cells- based assays. In addition, the Arizona site provides compound management services, HTS and Hit identification, in vitro pharmacology, medicinal chemistry, computational chemistry and ADME. The Arizona facility also features high volume biology with a flexible robotic infrastructure capable of performing high throughput screening in ultra high 1536 format, enhancing our depth of expertize as a specialized pharmaceutical services company. This enables us to offer a broad range of integrated drug discovery services in a growing market.

The extensive integrated drug discovery platform and technologies at the Arizona site enable us to utilize our biology expertise in both the North Carolina and Arizona sites to accelerate the drug discovery and identify quality leads faster.

Since inception, we have financed our operations primarily through private sales of our securities, settlement of legal matters and prior to our acquisition of certain assets of Pfizer and Sanofi, substantially all of our revenue was derived from government grants. Subsequent to our acquisition of certain assets from Pfizer and Sanofi, a substantial portion of our revenue has been derived from two commercial customers. We expect to continue to seek to obtain our required capital through the private sale of securities and revenue derived for the services we provide. For the year ended December 31, 2016, 59.5% (2015 – 84%) of our revenue was derived from commercial services; 36.7% was derived from subsidies (2015 – 0%) and the remaining 3.8% was generated from Government revenues ((2015 – 16%). Despite generating funds from commercial customers and government grants, we continue to experience losses. We believe that our existing cash generated from operations alone will not be sufficient to meet our anticipated cash needs for the next twelve months. These factors raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2016 with respect to this uncertainty. To meet our financing needs, we and our subsidiary have recently issued an aggregate $10,000,000 of debt which we believe, together with our cash generated from operations should provide us with sufficient capital to fully implement our business plan and expand our operations. If we should require additional capital in the future we will consider multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise. Despite the recent debt financing, we will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy, to make payments under our outstanding obligations, respond to new competitive pressures or to take advantage of opportunities that may arise.

Prior to our acquisition of the Icagen assets, substantially all of our revenue was derived from government grants related to the use of our XRPro technology. To date, we have been granted twenty-one grants and contracts from United States governmental agencies; of which nine were granted from the Department of Defense and twelve were granted from the National Institutes of Health. Of such contracts, nineteen have been completed and we received payment in full for all nineteen completed contracts. As of the date hereof we have one existing contract with the National Institutes of Health (“NIH”) pursuant to which we are continuing to perform services. The NIH invited us to submit a Phase II SBIR application for the completed contract of which we are awaiting the outcome. All the contracts contained standard terms, including termination provisions which allow for the government to terminate the contract, in whole or in part, at any time for convenience. In that event, the government agency concerned would notify us of their intention to terminate, and all costs incurred in our performance of the work terminated will be recoverable and we will have no refund obligations for our research conducted to the date of termination. The contracts also contain Bayh- Dole and related provisions for disposition of intellectual property. The Bayh- Dole Act allows small businesses, such as ours, to retain title to federally funded inventions if we follow certain procedures, including filing for patent protection and actively pursuing commercialization of the invention, and the U.S. government retains a non-exclusive, non- transferable, paid up irrevocable license, throughout the world, with respect to the invention. In addition, the U.S. government also retains a “march in” right that allows it to license the invention to third parties, without our consent, if it determines that the invention is not being made available to the public on a reasonable basis.

As a result of the agreements that we entered into with Pfizer and Sanofi, we agreed; (i) to continue to retain certain employees at our North Carolina facility until June 30, 2017 and certain employees of our Icagen-T facility until July 15, 2018, which we estimate will require additional compensation of $964,000 at our Icagen Corp facility and $11,880,000 at our Icagen-T facility; (ii) make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with Pfizer including (a) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the service agreement we entered into has generated at least $4,000,000 in revenue; and (b) beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, (iii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period July 1, 2015 to April 30, 2019 with annual escalations of 3.5%, estimated to be $376,603. In addition, we will now be required to make various payments under the terms of the notes issued in May 2017.

In terms of a Mutual Release and Assignment Agreement that we entered into with American Milling LP, we agreed to pay American Milling $800,000 of which $466,667 has been paid to date and the remaining instalments are payable in quarterly instalments ending on March 31, 2018. In addition, in terms of our settlement agreement with Dentons USA LLP (“Dentons”), we agreed to pay Dentons $1,400,000, over a fourteen month period, of which $500,000 has been paid to date.

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

Recent Developments

Financing

April 2017 Bridge Financing

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

The Notes bore interest at a rate of 8% per annum and matured on the earlier of (i) the date that is thirty (30) days after the date of issuance or (ii) the closing of our next debt financing. Pursuant to a Security and Pledge Agreement the Notes are secured by a lien on all of our current assets (excluding the equity of and assets of our wholly owned subsidiary, Icagen-T, Inc.). Amounts overdue bear interest at a rate of 1% per month. On conclusion of the May 2017 debt funding, the notes were repaid in full.

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

May 2017 Debt Financing

On May 15, 2017, we, and our wholly owned subsidiary, Icagen-T, Inc. (“Icagen-T”), entered into a Securities Purchase Agreement with an institutional investor (the “Purchaser”), pursuant to which (i) we issued to the Purchaser a three year Senior Secured Convertible Note (“Company Note”), maturing on May 15, 2020, bearing interest at the rate of 13% per annum (which interest rate increases to 18% per annum upon the occurrence of an event of default, as defined in the Note), in the aggregate principal amount of $2,000,000 for cash proceeds of $1,920,000 after an original issue discount of 4% or $80,000, before deal related expenses; and (ii) Icagen-T issued to the Purchaser a three year Senior Secured Convertible Note (“Icagen-T Note”), maturing on May 15, 2020, bearing interest at the rate of 13% per annum, in the aggregate principal amount of $8,000,000 for cash proceeds of $7,680,000 after an original issue discount of 4% or $320,000, before deal related expenses. The Company Note and the Icagen-T Note is convertible into shares of common stock at a conversion price of $3.50 per share.

The Notes also contain certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization and, sales of securities below the conversion price of the Notes.

The use of proceeds from the Company Note were used to repay the $1,500,000 aggregate principal amount of the 8% bridge notes issued in April 2017 and all accrued but unpaid interest thereon, the amount of $500,000 owed by the Company pursuant to the terms of the Dentons settlement agreement, and Icagen-T intends to use the net proceeds from the purchase price paid to Icagen-T for general corporate and working capital purposes of Icagen-T.

In connection with the Senior Secured Convertible Notes, the Company issued a warrant to purchase initially up to 857,143 shares of Common Stock at an initial exercise price of $3.50 per share, subject to applicable adjustments. The Warrant expires on May 15, 2022.

The Warrant also contain certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization and, issuances of securities at prices below the conversion price or similar transactions.

The Icagen-T Note is secured by a security interest in all of our existing and future assets, Icagen-T and the other Domestic Subsidiaries, including a pledge of all of the capital stock of each of the Domestic Subsidiaries, other than Icagen-T, subject to existing security interests, for the benefit of the Purchaser, to secure Icagen-T’s obligations under the Icagen-T Note, as evidenced by (i) a security and pledge agreement, and (ii) a guaranty executed by us and each Domestic Subsidiary, other than Icagen-T, pursuant to which we and the Domestic Subsidiaries, other than Icagen-T, guarantees all of the obligations of Icagen-T under the various transaction documents executed in connection with the financing (the “Transaction Documents”).

In addition, we and Icagen-T entered into a Subordinated Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement with the trustee named therein and the Purchaser as beneficiary, securing all of Icagen-T’s obligations to the Purchaser by a senior priority security interest in the Property/Facilities, which is subordinated only to a Deed of Trust entered into with Sanofi.

The Company Note is secured by a security interest in all of our existing and future assets and the Domestic Subsidiaries, other than Icagen-T, including a pledge of all of the capital stock of each of the Domestic Subsidiaries, other than Icagen-T, subject to existing security interests, for the benefit of the Purchaser, to secure our obligations under the Company Note, as evidenced by (i) a security and pledge agreement, and (ii) a guaranty executed by each Domestic Subsidiary, other than Icagen-T, pursuant to which the Domestic Subsidiaries, other than Icagen-T, guarantees all obligations of us under the Transaction Documents.

The Icagen-T Note is secured by a security interest in all of our existing and future assets, Icagen-T and the other Domestic Subsidiaries, including a pledge of all of the capital stock of each of the Domestic Subsidiaries, other than Icagen-T, subject to existing security interests, for the benefit of the Purchaser, to secure Icagen-T’s obligations under the Icagen-T Note, as evidenced by (i) a security and pledge agreement, and (ii) a guaranty executed by us and each Domestic Subsidiary, other than Icagen-T, pursuant to which we and the Domestic Subsidiaries, other than Icagen-T, guarantees all of the obligations of Icagen-T under the Transaction Documents.

In addition, we and Icagen-T entered into a Subordinated Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement with the trustee named therein and the Purchaser as beneficiary, securing all of Icagen-T’s obligations to the Purchaser by a senior priority security interest in the Property/Facilities, which is subordinated only to a Deed of Trust entered into with Sanofi.

The transactions contemplated by the Securities Purchase Agreement closed and funded on May 15, 2017.

Results of Operations for the three months ended March 31, 2017 and the three months ended March 31, 2016.

Revenues

We had revenues totaling $5,819,950 and $900,866 for the three months ended March 31, 2017 and 2016, respectively, an increase of $4,919,084 or 546.0%. Revenue includes commercial revenue of $3,293,795 (representing 56.6% of our revenue); deferred subsidy revenue of $2,400,000 (representing 41.2% of our revenue) and Government revenue of $126,155 (representing 2.2% of our revenue). In the prior year, commercial revenues generated from our North Carolina site were $786,000 (representing 87.2% of our revenue) and Government revenue was $114,866 (representing 12.8% of our revenue). The increase in revenue over the prior is primarily attributable to the following; i) work performed for Sanofi under the MSA agreement that we entered into with them upon the acquisition of certain assets and personnel at the Tucson Facility, amounting to $1,621,000; ii) deferred subsidy revenue from Sanofi of $2,400,000 recognized during the current period to support our operations and maintain the facility and employees and iii) commercial revenue generated from our North Carolina site increased by $270,984 over the prior year, or by 34.5% as we increased our customer base. The Government contract revenue is derived from one government contract which is ongoing. At March 31, 2017, we had an order backlog of approximately $2,784,086 on commercial contracts and $194,600 in the form of firm fixed price government contracts, as well as outstanding contracted MSA work with $12,749,997. We believe that these are firm orders as there are no indications that funding will not be available and we believe that we have made satisfactory progress on the government projects to date. The funds available under these grants are earned by us on a percentage-of-completion basis, based on the costs we incur as a measure of the progress made on the project.

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

Cost of sales

Cost of sales totaled $2,936,610 and $694,851 for the three months ended March 31, 2017 and 2016, respectively, an increase of $2,241,759 or 322.6%. Cost of sales is primarily comprised of direct expenses related to providing our services to our customers. These direct expenses include salary expenses directly related to our statements of work and research contracts including those of our scientific personnel expenses, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts.

●	The salary expense included in cost of sales for the three months ended March 31, 2017 and 2016 respectively was $1,960,083 and $590,857, an increase of $1,369,226 or 231.7%. This is primarily due to an increase in the number of scientists from a headcount of 15 to 59 due to the acquisition of the Tucson site from Sanofi on July 15, 2016. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below.
●	The laboratory supplies and direct materials included in cost of sales for the three months ended March 31, 2017 and 2016, amounted to $652,407 and $97,312, an increase of $555,095 or 570.4%, the increase is primarily due to the level of activity generated by our recent acquisition of the Tucson facility and the increase in commercial revenue contracts in our North Carolina facility over the prior year.
●	Outside contractors’ cost included in cost of sales for the three months ended March 31, 2017 and 2016, respectively, amounted to $292,816 and $4,971, an increase of $287,845 or 5,790.5% is due primarily to third party laboratory equipment maintenance contracts for the Tucson Facility and ii) costs of outside laboratory personnel at the North Carolina facility who perform laboratory services for us on an ongoing basis.

Gross profit

Gross profit amounted to $2,883,340 and $206,015 for the three months ended March 31, 2017 and 2016, respectively, an increase in gross profit of $2,677,325 or 1,299.6%. The increase in gross profit is primarily due to the commercial revenue and deferred subsidy revenue generated by the Tucson facility as well as the improvement in revenue at our North Carolina facility.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $3,098,274 and $1,011,771 for the three months ended March 31, 2017 and 2016, respectively, an increase of $2,086,503 or 206.2%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended March 31,		Increase/	Percentage
	2017	2016	(decrease)	change

Marketing and selling expenses	$125,090	$29,916	$95,174	318.1%

Payroll expense	947,956	410,078	537,878	131.2%

Research and development salaries	694,888	-	694,888	100.0%

Directors fees	55,000	55,000	-	-%

Stock option compensation charge	149,910	95,300	54,610	57.3%

Legal fees	110,244	104,795	5,449	5.2%

Consulting fees	161,691	66,948	94,743	141.5%

Facilities expense	579,546	119,005	460,541	387.0%

Travel expenditure	83,136	29,007	54,129	186.6%

	$2,907,461	$910,049	$1,997,412	219.5%

The increase in marketing expenditure over the prior year is primarily due the establishment of a formal marketing program and communications strategy with a marketing firm employed to assist in communicating our business and strategy to the pharma industry. We have increased our sales head count from one person to four people during the current year and also incurred substantially more expenditure on conferences and seminars with more attendees during the current year, increasing to $25,686 in the current year from $10,993 in the prior year.

Total payroll expenses are allocated to the various expense categories detailed below.

	Three months ended March 31,		Increase/	Percentage
	2017	2016	(decrease)	change

Cost of sales	$1,960,083	$590,857	1,369,226	231.7%

Selling, general and administrative expenses	947,956	410,078	537,878	131.2%

Research and development salaries	694,888	-	694,888	100.0%

	$3,602,927	$1,000,935	$2,601,992	260.0%

The increase in total payroll expenditure is primarily due to the acquisition of the Tucson facility and the 46 employees who came with the facility on July 15, 2016. We also employed a VP of Business Development on March 1, 2016 a Chief Commercial Officer on August 22, 2016 and an additional sales person on March 15, 2017, these sales positions are required to drive commercial sales to the broader pharmaceutical and biotech industries.

The total payroll expense included in cost of sales increased by $1,369,226, primarily due to the additional 43 laboratory employees at the Tucson facility, of the 43 people, 26 are directly involved in commercial projects.

The payroll expense charged to Selling, general and administrative expenses increased by $537,878, This increase is primarily due to the acquisition of 8 administrative employees located at the Tucson facility, including 5 IT personnel, the employment of a VP of business development on March 1, 2016, a Chief Commercial Officer on August 22, 2016, and a sales person on March 15, 2017.

The payroll expense charged to research and development during the current year was $694,888 due to an average of 17 employees working on internal research projects at our Tucson facility.

Directors fees remained the same as the prior year, there was no increase in fee or directors’ headcount.

The stock option compensation charge increased by $54,610. The charge for each period is dependent upon the number of options issued, any new options issued, the value of the options and the vesting schedule of these options. During the prior year in July and August 2016, options were issued to management of our North Carolina and Tucson facilities and in March 2017, options were issued to our directors and certain members of management. These option grants all have vesting periods ranging from 36 to 48 months and are expensed over the vesting period.

Legal fees increased by $5,449. The nature of our legal fees has changed over the prior year. In the prior year, we incurred legal expenditure on litigation matters of $57,308 as compared to $2,921 during the current year. The general corporate legal expense increased from $39,276 to $73,911, primarily due to work performed on a debt funding which was only concluded in the second quarter. Legal expenditure on patents remained consistent with the prior period.

Consulting expenses increased by $94,743 over the prior period, primarily due to consultants used in both the North Carolina and Tucson facilities to support our sales effort with Government agencies and for technical consulting.

Facilities expense increased by $460,541 over the prior year, the increase is primarily due to expenditure incurred at the Tucson facility for Janitorial Services, security services, facilities maintenance contracts, utility expenditure and general repairs on the facility.

Travel expenditure increased by $54,129 due to increased travel expenditure resulting from the acquisition of the Tucson facility and the establishment of a sales function, with additional travel incurred for sales and scientific staff to attend conferences.

Depreciation and Amortization

We recognized depreciation expenses of $384,731 and $101,577 for the three months ended March 31, 2017 and 2016 respectively, an increase of $283,154 or 278.8%, the increase is due to the amortization of annual software licenses acquired at the Tucson Facility and additional software acquired for the North Carolina site.

Amortization expense was $56,246 and $56,245 for the three months ended March 31, 2017 and 2016.

Interest expense

Interest expense totaled $150,041 and $146,238 for the three months ended March 31, 2017 and 2016, respectively. The interest expense consists primarily of imputed interest on the Pfizer deferred purchase consideration for both years.

Net loss

Net loss totaled $805,726 and $1,109,527 for the three months ended March 31, 2017 and 2016, respectively. The decrease in net loss is primarily due the improvement in gross profit offset by the increase in selling, general and administrative expenses and depreciation expense, all primarily due to the acquisition of the Tucson facility from Sanofi during July 2016.

Liquidity and Capital Resources

We have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants, settlement of lawsuits and more recently from bridge note funding and debt funding, commercial customers and subsidy income. Although, we are generating funds from commercial customers and government grants, we continue to experience losses and may need to raise additional funds in the future to meet our working capital requirements. To date, we have never generated sufficient cash from operations to pay our operating expenses. Despite the $32 million we expect to derive from Icagen-T for services provided to and operating expense contributions paid by Sanofi over the next five years, of which $15,240,000 has been received as of March 31, 2017, and the revenue we expect to receive from Pfizer, we expect our expenses to increase as our operations expand and our expenses may continue to exceed such revenue. As of December 31, 2016 we had not generated additional revenue from operations to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2016 with respect to this uncertainty. We anticipate that our current cash and cash equivalents, including cash derived from the 2017 debt financing will be sufficient to meet our operating needs for at least the next twelve months. However, if we should require additional capital, we may consider multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

As of March 31, 2017, we had cash totaling $1,616,248, other current assets totaling $1,951,769 and total assets of $14,050,761. We had total current liabilities of $10,823,944 and a net working capital deficit of $(7,255,927), which includes deferred subsidy and deferred revenue received from Sanofi of $3,200,000, which will have no impact on cash flow. After eliminating these items the working capital is $4,055,927. Total liabilities were $18,239,516, including deferred purchase consideration of $8,930,215. The deferred purchase consideration includes a net present value discount of $1,569,785 (made up of a gross present value discount of $2,468,700 less imputed interest expense of $898,915), the gross amount still due in terms of the acquisition agreement is $10,500,000 of which $500,000 is dependent on the achievement of a revenue target with Pfizer and $10,000,000 is due based on a potential earn out charge of the greater of (i)10% of gross revenues commencing in January 2017 per quarter and (ii) $250,000 per quarter, up to a maximum of $10,000,000. Our stockholders’ deficit amounted to $4,188,756.

On April 12, 2017, we sold in the April 2017 Bridge Financing to three (3) investors, which included two members of our Board of Directors, pursuant to the 2017 Purchase Agreement, 150 Units at a price of $10,000 per unit consisting of a 2017 note in the principal amount of $10,000 and a 2017 Warrant to acquire 1,500 shares of our common stock, par value, $0.001 per share (“Common Stock”), at an exercise price of $3.50 per share. The aggregate gross cash proceeds to us from the sale of the 150 Units was $1,500,000, these notes were repaid on May 12, 2017, together with interest thereon.

On May 15, 2017, we and Icagen-T entered into a Securities Purchase Agreement with an institutional investor (the “Purchaser”), pursuant to which (i) we issued to the Purchaser the Company Note for cash proceeds of $1,920,000 after an original issue discount of 4% or $80,000, before deal related expenses; and (ii) Icagen-T issued to the Purchaser the Icagen-T Note for cash proceeds of $7,680,000 after an original issue discount of 4% or $320,000, before deal related expenses. The Company Note and the Icagen-T Note is convertible into shares of common stock at a conversion price of $3.50 per share.

We used the proceeds from the Company Note to repay the $1,500,000 aggregate principal amount of the 8% bridge notes issued in April 2017 and all accrued but unpaid interest thereon and the $500,000 owed by the Company pursuant to the terms of the Dentons settlement agreement, and Icagen-T intends to use the net proceeds from the purchase price paid to Icagen-T for general corporate and working capital purposes of Icagen-T, provided, however, proceeds are not to be used for (a) the repayment of any Indebtedness other than Permitted Indebtedness, (b) the redemption or repurchase of any securities of ours, Icagen-T and our Subsidiaries, or (c) except for the payments pursuant to the Settlement Agreement, the settlement of any outstanding litigation; provided, further, Icagen-T will not use any of such proceeds in violation of its arrangements with Sanofi US Services, Inc.

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

An analysis of our cash flows from operating, investing and financing activities for the three months ended March 31, 2017 and 2016 is provided below:

	Three months ended March 31,		Increase/	Percentage
	2017	2016	(decrease)	change

Net cash used in operating activities	$(2,748,718)	$(1,304,566)	$(1,444,152)	110.7%

Net cash used in investing activities	(487,729)	(128,070)	(359,659)	280.8%

Net cash used in financing activities	(86,253)	(15,355)	(70,898)	461.7%

Net decrease in cash and cash equivalents	$(3,322,700)	$(1,447,991)	$(1,874,709)	129.5%

Net cash used in operating activities was $2,748,718 and $1,304,566 for the three months ended March 31, 2017 and 2016, respectively. The increase in cash used in operating activities was primarily due to the following:

	Three months ended March 31,		Increase/	Percentage
	2017	2016	(decrease)	change

Net loss	$(805,726)	$(1,109,527)	$303,801	(27.4)%

Adjustments for non-cash items	740,199	397,167	343,032	86.4%

Changes in operating assets and liabilities	(2,683,191)	(592,206)	(2,090,985)	353.1%

Net cash used in operating activities	$(2,748,718)	$(1,304,566)	$(1,444,152)	110.7%

The decrease in net loss is discussed under net loss in the results of operations for the three months ended March 31, 2017 and 2016, respectively.

The change in adjustments for non-cash items amounting to $343,032 is primarily due to; i) the increase in non-cash flow depreciation expense of $283,154 and an increase in non-cash flow stock based compensation expense of $54,610.

The change in operating assets and liabilities of $2,090,985 consisted of i) amortization of $2,400,000 of the deferred subsidy revenue; ii) the recognition of $614,471 of deferred revenue during the current year; and iii) offset by the movement in other payables and accrued liabilities of $1,009,768, primarily due to the timing of bonus payments during the current year.

Net cash used in investing activities increased by $359,659, primarily due to the purchase of computer software and cell lines for the Tucson facility during the current year.

Net cash used in financing activities increased by $70,898, primarily due to the payment of lease instalments on the equipment leased for the North Carolina site, in the prior year, cash used in financing activities consisted of repayments of the Los Alamos county loan.

Capital Expenditures

Our current plan is to purchase equipment and software to ensure that our recent acquisition of the Tucson Facility and North Carolina Facility functions efficiently and that we are able to support the commercialization efforts of the Company. We anticipate that we would need to spend an additional $1,600,000 on software licensing towards the end of the fiscal year.

Commitments

As a result of the agreement that we entered into with the subsidiary of Pfizer, we agreed to; (i) to continue to retain certain employees of the subsidiary until June 30, 2017, which we estimate will require additional compensation of $964,500; (ii) make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with a subsidiary of Pfizer Inc. include (a) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the service agreement we entered into has generated at least $4,000,000 in revenue; and (b) beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter up. With a minimum payment of $250,000 per quarter, to a maximum aggregate payment of $10,000,000; (iii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period January 1, 2016 to April 30, 2019 with annual escalations of 3.5%, estimated to be approximately $376,603.

As a result of the agreement we entered into with Sanofi we agreed to retain 46 employees until July 15, 2018 at an aggregate estimated cost to Icagen-T of $11,880,000.

In terms of a Mutual Release and Assignment Agreement entered into between American Milling LP and the Company, The Company agreed to pay American Milling $800,000 of which $333,334 remains to be paid at March 31, 2017. In terms of a Settlement and Release Agreement entered into between Dentons and us, we agreed to pay Dentons $1,400,000, of which $900,000 remains to be paid as of May 15, 2017.

Future annual minimum payments required under operating lease obligations as of March 31, 2017, are as follows:

Amount

2017	$131,859
2018	181,966
2019	62,778

Total	$376,603

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material litigation developments since the filing of our Annual Report on form 10-K for the year ended December 31, 2016 other than as follows:

Dentons Dispute

On May 11, 2017, the Company entered into a Settlement and Release Agreement with Dentons US LLP (“Dentons”) relating to disputes arising between them under a Settlement and Release Agreement, dated July 5, 2013 (the “2013 Settlement Agreement”), a judgment thereafter obtained by Dentons on May 7, 2014 in the Circuit Court of Cook County, Illinois Lawsuit based upon the 2013 Settlement in the amount of $3,050,000, and a lawsuit filed by the Company in San Francisco Superior Court in or about April 2014 against Dentons. In connection with the Agreement, the Company has agreed to pay Dentons the sum of $1,400,000 over a fourteen month period, of which $500,000 was paid on May 15, 2017. In addition, to secure its obligations under the Agreement, the Company executed and delivered to Dentons a Confession of Judgment Affidavit in Support of Confession of Judgment in the amount of $3,891,549.32, representing the amount of the Judgment that had been obtained plus the costs of suit and interest accrued through May 15, 2017. The Confession of Judgment is not to be filed unless the Company defaults on its obligations under the Agreement and it will be returned to the Company upon payment in full under the Agreement. The Agreement included mutual releases of claims each party had against the other and the parties also agreed to dismiss the litigation between them with prejudice; provided, that Dentons’ obligations commence after it has received $500,000 of the payments from the Company described above.

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on April 17, 2017. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Risks Related to the Company

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the three months ended March 31, 2017, we had a net loss of $(805,726) and for the year ended December 31, 2016 we had a net loss of $(5,504,412). The only year that we had net income was the year ended December 31, 2014 when we received proceeds from the settlement of the LANS matter. We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans and our services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

A significant portion of our net revenue has been generated from services provided to three customers.

The termination of our relationship with Pfizer and Sanofi would adversely affect our business. For the three months ended March 31, 2017 we derived 56.6% of our revenue from commercial contracts (of which 70.3% of our commercial revenue was for services provided to three large pharmaceutical customers); 41.2% of our revenue was from subsidy revenue and the remaining 2.2% was derived from Government contracts. For the year ended December 31, 2016, we derived 59.5% of our revenues from commercial contracts of which 79.4% of our revenue was for services provided to three large pharmaceutical customers; 36.7% of our revenue was from subsidy revenue and the remaining 3.8% was derived from Government contracts. Prior to the acquisition of certain of the assets of Icagen we derived substantially all of our revenue from services we performed for two governmental agencies. Our business model which now concentrates on commercial customers is relatively new and there can be no assurance that we will be able to increase the revenue derived from commercial customers to a significant amount. As of the date hereof we have two existing contracts with the National Institutes of Health (“NIH”) pursuant to which we are continuing to perform services. Our Sanofi MSA provided that Sanofi make payments to Icagen-T of $32 million over the next five years in consideration of Icagen-T providing services to Sanofi, so long as Icagen-T complies with the covenants set forth in the Sanofi MSA. Our MSA with Pfizer which terminates in July 2017 guarantees $1,000,000 of revenue to us for the twelve-month period ending June 30, 2017. Our MSA with Sanofi guarantees $32 million over the next five years of which: (i) $16.5 million is expected to be paid in year 1 with $11.9 million having been paid at closing and a further $2,083,335 received as of December 31, 2016; (ii) $9.5 million is expected to be paid in year 2; (iii) $3 million is expected to be paid in year 3; (iv) $2 million is expected to be paid in year 4; and (v) $1 million is expected to be paid in year 5, all subject to us meeting certain terms and conditions. There can be no assurance that we will attract a sufficient number of other pharmaceutical companies to provide our services to or that Pfizer or Sanofi will increase the scope of the services required. We do not have enough information regarding our new business model to assess its success.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

Although we have generated revenue, our operating losses, negative cash flows from operations and limited alternative sources of revenue raise substantial doubt about our ability to continue as a going concern. During the three months ended March 31, 2017 and the years ended December 31, 2016, and 2015 we did not generate enough revenue from operations to sustain our operations. We will be required to increase our revenue from customers and/or obtain additional financing in order to pay existing contractual obligations (which include the guaranteed payments to employees and amounts required to maintain the facility in Tucson) and to continue to cover operating losses and working capital needs. We cannot assure you that our revenue generated from operations or any future funds we raise will be sufficient to support our continued operations.

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

We incurred a net loss of $(805,726) for the three months ended March 31, 2017, a net loss of $(5,504,412) for the year ended December 31, 2016 and a net loss of $(8,676,037) for the year ended December 31, 2015. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. Pursuant to the terms of the Pfizer APA, as amended July 15, 2016, we are required to pay Pfizer an additional $500,000 on July 1, 2017 and commencing May 2017, minimum quarterly payments of $250,000 each quarter up to a maximum of $10,000,000. In addition, we agreed to retain eighteen employees of Icagen, Inc. at an estimated remaining cost of $964,500. Pursuant to the terms of the Sanofi APA, Icagen-T agreed to retain 46 employees at an estimated remaining cost to Icagen-T of $11,880,000 and to maintain and pay the maintenance costs of the Sanofi chemical libraries that remain at the Tucson Facility. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings will provide us with enough funds to continue our operations at our current level for the next twelve months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations and limit our marketing expenditures. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities, such as senior secured notes, may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations significantly, it could result in the loss of all of your investment in our stock.

We have claims and lawsuits against us that may result in material adverse outcomes.

On April 22, 2014, Dentons’ US LLP (Dentons) filed a complaint against us seeking to confess a judgment in the amount of $3,050,000.00 based upon a settlement agreement we entered into with Dentons, dated July 5, 2013. We recently entered into a settlement agreement with Dentons that requires that we pay Dentons an aggregate of $1,400,000 over a fourteen month period of which $500,000 has been paid to date. In addition, to secure its obligations under the agreement, we executed and delivered to Dentons a Confession of Judgment Affidavit in Support of Confession of Judgment in the amount of $3,891,549.32, representing the amount of the Judgment had obtained plus the costs of suit and interest accrued through May 15, 2017. The Confession of Judgment is not to be filed unless the Company defaults on its obligations under the Agreement and it will be returned to us upon payment in full under the Agreement. If the confession of judgment were to be enforced against Icagen, Inc. by Dentons it could result, among other things, our cash balances being depleted and/or extinguished, or the seizure of assets, which would have material adverse effect on us and our ability to continue to operate our business. We are also subject to various other claims and lawsuits in which adverse outcomes could result in significant monetary damages.

Our management will have broad discretion over the use of proceeds from the May 2017 Debt Financing and may not use the proceeds effectively.

The Icagen-T management will have broad discretion over the use of proceeds from the May 2017 debt financing. We intend to use the net proceeds from the May 2017 debt financing for general corporate purposes, including, but not limited to, reducing debt and paying part of a legal settlement as well as continuing to support and advance our business and for working capital purposes. The Icagen-T management will have considerable discretion in the application of the net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. The net proceeds, if any, may be used for corporate purposes that do not improve our operating results or enhance the value of our common stock. The failure of management to use these funds effectively could have a material adverse effect on our business, cause the market price of our common stock to decline as. Pending their use, Icagen-T may invest the net proceeds from the May 2017 debt financing in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These investments may not yield a favorable return to our stockholders.

The failure to comply with the terms of our notes could result in a default under the terms of the notes and, if uncured, it could potentially result in action against our pledged assets.

In the May 2017 debt financing, a senior secured convertible note in the aggregate principal amount of $2,000,000 was issued by us, we issued a warrant to purchase initially up to 857,143 shares of our common stock, and a senior secured convertible note in the aggregate principal amount of $8,000,000 was issued by Icagen-T to the lender, which notes are secured by a security interest in all of our existing and future assets, subject to existing security interests and exceptions. The senior secured notes require us and Icagen-T, respectively, among other things, to maintain the security interest, make monthly installment payments, and meet various negative and affirmative covenants. If we or Icagen-T fails to comply with the terms of the senior secured convertible notes and/or the related agreements, the senior note holder could declare a note default and if the default were to remain uncured, the secured creditor would have the right to proceed against any or all of the collateral securing their note, subject to the first priority of our secured creditors. Any action by our secured or unsecured creditors to proceed against our assets would likely have a serious disruptive effect on our business operations.

Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash to service our debt depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt, to fund planned capital expenditures and to maintain sufficient working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or from other sources in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our debt, we may need seek additional capital or restructure or refinance all or a portion of our debt on or before the maturity thereof, any of which could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition and the value of our outstanding debt. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. There can be no assurance that we will be able to obtain any financing when needed.

Our substantial leverage may impair our financial condition and prevent us from fulfilling our obligations under the notes.

We have a substantial amount of indebtedness. As of May 15, 2017, our total debt was $10.4 million. Our substantial indebtedness could have important consequences to investors, including:

●	making it more difficult for us to satisfy our obligations with respect to the notes;

●	increasing our vulnerability to general adverse economic and industry conditions by making it more difficult for us to react quickly to changing conditions;

●	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

●	requiring a substantial portion of our cash flow from operations for the payment of interest on our indebtedness and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

●	limiting our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate; and

●	placing us at a competitive disadvantage compared with our competitors that have less indebtedness.

Covenant restrictions under our indebtedness may limit our ability to operate our business.

The notes issued in May 2017 contain, and our future indebtedness agreements may contain, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. The notes restrict our ability and the ability of our restricted subsidiaries to:

●	incur, assume or guarantee additional Indebtedness (as defined in the notes);

●	repurchase capital stock;

●	make other restricted payments including, without limitation, paying dividends and making investments;

●	create liens;

●	sell or otherwise dispose of assets, including capital stock of subsidiaries;

●	enter into agreements that restrict dividends from subsidiaries;

●	enter into mergers or consolidations; and

●	enter into transactions with affiliates

A breach of any of these covenants would result in a default under our notes. If an event of default under our notes occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we were unable to pay such amounts, the lenders could proceed against the collateral pledged to them. We have pledged our inventory, accounts receivable, cash, securities, other general intangibles and the capital stock of certain subsidiaries to the lenders. In such an event, we cannot assure you that we would have sufficient assets to pay amounts due on the notes.

It may be difficult to realize the value of the collateral securing the notes.

The collateral securing the notes is subject to any and all exceptions, defects, encumbrances, liens and other imperfections as may be accepted by the collateral agent for the notes and any other creditors that also have the benefit of liens on the collateral securing the notes from time to time, whether on or after the date the notes are issued. The existence of any such exceptions, defects, encumbrances, liens or other imperfections could adversely affect the value of the collateral securing the notes as well as the ability of the collateral agent to realize or foreclose on such collateral.

No appraisals of any collateral have been prepared in connection with the notes issued in May 2017 debt offering and appraisals relied upon were not currently obtained. The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers. By their nature, some or all of the pledged assets may be illiquid and may have no readily ascertainable market value. Although we believe that the fair market value of the collateral exceeds the principal amount of the indebtedness secured thereby and the prior lien thereon, we cannot assure you that the fair market value of the collateral exceeds the principal amount of the indebtedness secured thereby and the prior lien thereon. The value of the assets pledged as collateral for the notes could be impaired in the future as a result of changing economic conditions, our failure to implement our business strategy, competition or other future trends.

We may not be able to make the redemption payments required by the notes.

Upon a Fundamental Transaction (as defined in the notes issued in May 2017) or an Event of Default, we are required to offer to repurchase all outstanding notes at various prices. The source of funds for that purchase of notes will be our available cash or cash generated from our subsidiaries’ operations or other potential sources, including borrowings, sales of assets or sales of equity. We cannot assure you that sufficient funds from such sources will be available at the time of any Fundamental Transaction or Event of Default to make required repurchases of notes tendered. If the holders of the notes exercise their right to require us to repurchase all of the notes upon a Fundamental Transaction, the financial effect of this repurchase could cause a default under our other indebtedness, even if the Fundamental Transaction itself would not cause a default. Accordingly, it is possible that we will not have sufficient funds at the time of a Fundamental Transaction or Event of Default to make the required repurchase of the notes.

It is difficult for us to determine the number of shares of Common Stock that we will be required to issue upon conversion of the notes

Since the conversion price of our notes and exercise price of the warrants issued in the May 2017 debt financing is subject to reduction if we issue certain future securities at prices that are lower than the conversion price of the notes or exercise price of the warrant, we cannot at this time determine the number of shares of Common Stock that we will be required to issue upon conversion of the notes or exercise of the warrants.

Conversion of our outstanding convertible notes and exercise of the outstanding warrants will dilute the ownership interest of existing stockholders.

Any issuance by us of our common stock upon conversion of the outstanding convertible notes or exercise of the outstanding warrants will dilute the equity ownership interest of existing stockholders, including holders who have received shares of our common stock upon prior conversion of convertible notes or exercise of warrants. Additionally, the convertible notes and warrants include anti-dilution and “make-whole” premium provisions that, if triggered, would result in an increase in the number of shares of our common stock issuable upon conversion of the convertible notes or exercise of the warrants. Conversion of convertible notes or exercise of warrants in circumstances where these provisions have operated could have a significantly greater dilutive effect.

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

ICAGEN, INC.

Date: May 22, 2017	By:	/s/ Richard Cunningham
Richard Cunningham
President and Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2017	By:	/s/ Mark Korb
Chief Financial Officer
(Principal Financial Officer)

