Form 10-Q
period 2017-09-30
Icagen, Inc.
filed 2017-11-14
CIK 1518520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Number of shares of common stock outstanding as of November 10, 2017 was 6,393,107.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Icagen,” the “Company,” “we,” “us” and “our” refer to Icagen, Inc.

ICAGEN, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAGEN INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets
Cash	$6,025,263	$4,938,948
Accounts receivable, net	1,887,634	1,317,568
Inventory	96,063	-
Prepaid expenses and other current assets	528,690	467,807
Assets held for resale	6,619	27,000
Total Current Assets	8,544,269	6,751,323

Non-Current Assets
Intangibles, net	7,483,316	7,498,890
Plant and equipment, net	2,257,768	2,677,734
Deposits	238,987	238,987
Total Non-Current Assets	9,980,071	10,415,611
Total Assets	$18,524,340	$17,166,934

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$1,194,273	$1,712,181
Other payables and accrued expenses	2,061,457	1,633,801
Legal settlement accrual	1,076,667	1,426,667
Loans payable	220,203	442,109
Deferred revenue	270,746	614,471
Deferred subsidy	2,400,000	5,600,000
Deferred purchase consideration	204,197	1,332,800
Total Current Liabilities	7,427,543	12,762,029

Non-Current Liabilities
Deferred purchase consideration, net	8,406,738	7,454,511
Loans payable	87,746	-
Convertible loans payable	5,537,709	-
Legal settlement accrual	-	483,333
Derivative liability	4,239,100	-
Total Non-Current Liabilities	18,271,293	7,937,844

Total Liabilities	25,698,836	20,699,873

Commitment and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 400,000 shares designated as Series A Preferred Stock and unissued, 3,000,000 shares designated as Series B Preferred stock and unissued, 6,600,000 undesignated and unissued	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,720,107 shares issued and 6,393,107 outstanding as of September 30, 2017 and December 31, 2016.	6,392	6,392
Additional paid-in-capital	24,918,970	24,108,143
Treasury stock, at cost (327,000 shares of common stock at September 30, 2017 and December 31, 2016.	(237)	(237)
Accumulated deficit	(32,099,621)	(27,647,237)
Total Stockholder's Deficit	(7,174,496)	(3,532,939)
Total Liabilities and Stockholders' Deficit	$18,524,340	$17,166,934

See notes to the unaudited condensed consolidated financial statements

ICAGEN INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Sales	$5,421,965	$4,308,100	$17,016,462	$6,366,424

Cost of sales	2,751,087	2,324,586	8,772,433	3,860,431

Gross profit	2,670,878	1,983,514	8,244,029	2,505,993

Operating expenses:
Selling, general and administrative expenses	3,448,053	2,862,719	10,360,873	5,052,957
Depreciation	368,217	136,874	1,211,122	350,755
Amortization	56,246	56,246	168,738	168,738
Total Operating expenses	3,872,516	3,055,839	11,740,733	5,572,450

Operating loss	(1,201,638)	(1,072,325)	(3,496,704)	(3,066,457)

Other income (expense)
Other income	473	-	500,699	-
Other expense	-	(601,500)	-	(601,500)
Interest income	-	-	-	335
Interest expense	(730,677)	(407,354)	(1,735,556)	(704,520)
Derivative liability movement	201,459	-	279,178	-
Total other expense	(528,745)	(1,008,854)	(955,679)	(1,305,685)

Net loss before income tax	(1,730,383)	(2,081,179)	(4,452,383)	(4,372,142)

Income tax	-	(867)	-	(867)

Net loss	$(1,730,383)	$(2,082,046)	$(4,452,383)	$(4,373,009)

Net Loss Per Share - Basic and Diluted	$(0.27)	$(0.32)	$(0.70)	$(0.67)

Weighted Average Number of Shares Outstanding - Basic and Diluted	6,393,107	6,481,857	6,393,107	6,481,857

See notes to the unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30,	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,452,383)	$(4,373,009)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,211,122	350,755
Amortization expense	168,738	168,738
Stock based compensation charge	480,474	366,900
Amortization of debt discount	786,339	244,463
Derivative liability movements	(279,178)	-
Deferred purchase consideration unearned by vendor	(500,000)	-
Imputed interest on acquisition of Icagen assets	432,326	448,071
Movement in bad debt provision	-	(19,084)
Increase in legal settlement accrual	-	601,500
Changes in operating assets and liabilities
Accounts receivable	(570,066)	166,474
Inventory	(96,063)	-
Prepaid expenses and other current assets	(60,883)	(410,250)
Accounts payable	(517,908)	789,660
Deferred subsidy	(3,200,000)	8,000,000
Deferred revenues	(343,725)	1,191,512
Other payables and accrued expenses	(397,095)	64,138
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(7,338,302)	7,589,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deferred purchase consideration	(100,000)	(125,000)
Purchase of plant and equipment	(791,156)	(841,559)
Investment in deposits	-	(123,787)
Purchase of intangibles	(153,164)	-
Proceeds on assets held for resale	20,381	-
NET CASH USED IN INVESTING ACTIVITIES	(1,023,939)	(1,090,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loan	9,600,000	-
Proceeds from bridge notes	1,500,000	1,145,000
Repayment of bridge notes	(1,500,000)	(1,145,000)
Repayment of Los Alamos County loan	-	(142,502)
Proceeds from asset financing	157,766	533,290
Repayment of asset financing	(309,210)	(77,157)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,448,556	313,631

NET INCREASE IN CASH	1,086,315	6,813,153
Cash at the beginning of the period	4,938,948	2,266,788
CASH AT END OF PERIOD	$6,025,263	$9,079,941

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$400,877	$11,795

NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount on convertible debt and warrants issued concurrent with debt	$4,518,278	$-
Value of Series A Stock redeemed and offset against stockholders’ equity	$-	$(50,400)
Value of warrants issued concurrent with bridge notes	$330,353	$203,214

See notes to the unaudited condensed consolidated financial statements

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

Icagen, Inc. (“the Company”, “we”, “us”, “our”) is a Delaware corporation. The principal office of the Company is in Durham, North Carolina. The Company was incorporated in November 2003.

2.	ACCOUNTING POLICIES AND ESTIMATES

General

The (a) consolidated balance sheets as of September 30, 2017, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2016, which have been derived from audited consolidated financial statements, and (b) the unaudited interim statements of operations and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017.

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

Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries in which it has a majority voting interest. Investments in affiliates are accounted for under the cost method of accounting, where appropriate. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The entities included in these condensed consolidated financial statements are as follows:

Icagen, Inc. - Parent Company

Icagen Corp - Wholly owned subsidiary

Icagen-T Inc. - Wholly owned subsidiary

Caldera Discovery, Inc. - Wholly owned subsidiary

XRPro Sciences, Inc. - Wholly owned subsidiary

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

Concentrations of credit risk

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits of corporations, the current limit of coverage is $250,000. As a result of this coverage the Company has cash balances of $5,695,336 that are not covered by the FDIC as of September 30, 2017.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Concentration of major customers

The Company derives its revenues from commercial pharmaceutical and biotechnology companies as well as from Government research contracts and Government grants.

The Company derived 77.5% of its services revenue from four major customers during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company derived 83.6% of its revenue from three major customers. The Company continues to diversify its customer base.

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Services revenue	$3,021,965	$2,181,330	$9,495,718	$3,973,385
Subsidy revenue	2,400,000	2,000,000	7,200,000	2,000,000
Government grants	-	126,770	320,744	393,039

	$5,421,965	$4,308,100	$17,016,462	$6,366,424

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

The balance of the receivables provision as at September 30, 2017 and December 31, 2016 was $0 and $0, respectively. The amount charged to bad debt provision for the three and nine months ended September 30, 2017 was $0 and $0 respectively, and for the three and nine months ended September 30, 2016 was $0 and $19,084, respectively.

Inventory

Inventory consists of laboratory consumables.

The Company values inventory at the lower of cost or market applied on a first-in, first-out basis. The Company identifies and writes down its excess and obsolete inventory to net realizable value based on usage forecasts, order volume and inventory aging.

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

The Company received certain deferred subsidy revenue which is utilized to support its operations, maintain the facilities that it operates in and continue the employment of certain employees to provide, if needed, resources to certain of its customers. This deferred subsidy revenue is amortized over a straight-line basis to match the expected expenses to be incurred over the period July 15, 2016 to December 31, 2017.

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

The Company generally uses the cost-to-cost measure of progress for all its long-term contracts, unless it believes another measure will produce a more reliable result. The Company believes that the cost-to-cost measure is the best and most reliable performance indicator of progress on our long-term contracts as all its contract estimates are based on costs that it expects to incur in performing its long-term contracts and it has not experienced any significant variations on estimated to actual costs to date. Under the cost-to-cost measure of progress, the extent of progress towards completion is based on the ratio of costs incurred-to-date to the total estimated costs at the completion of the long-term contract. Revenues, including estimated fees or profits are recorded as costs are incurred.

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the three months and nine months ended September 30, 2017 was $925,533 and $2,412,153 and for the three months and nine months ended September 30, 2016 was $505,571.

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

Recent accounting pronouncements

In July 2017, the FASB issued Accounting Standards Update No. (“ASU’’) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in this Update provide guidance about:

1.	Accounting for certain financial instruments with down round features

2.	Replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain non-public entities and certain non-controlling interests

The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260).

The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

The amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part 1 of this Update should be applied in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10.

The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Recent accounting pronouncements (continued)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging, an amendment to Topic 815. The amendments in this Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components 2 and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this Update require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported.

The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the Update. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The amendments in this ASU deals with the transition and effective dates of implementing to ASU 2014-09, Revenue from contracts with customers, ASU 2016-08, Revenue from contracts with customers, principal versus agent considerations, ASU 2016-10, revenues from contacts with customers; identifying performance obligations and licensing, ASU 2016-12, revenues from contacts with customers, narrow scope improvements and practical expedients, 2016-20, technical corrections and improvements and ASU 2017-05, other income, gains and losses from the derecognition of non-financial assets.

The transition provisions require adoption of Topic 606 for annual reporting periods commencing after December 15, 2017 and the adoption of Topic 842 for annual reporting periods beginning after December 15, 2018 for public business entities, if the requirements of a public business entity as defined in ASU 2017-122 are not met, may adopt Topic 606 for annual reporting periods commencing after December 15, 2018 and for Topic 842 for annual reporting periods commencing after December 15, 2019. Early adoption is permitted of both Topics. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

3.	GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $(4,452,383) for the nine months ended September 30, 2017 and $(5,504,412) for the year ended December 31, 2016. As of September 30, 2017, and December 31, 2016, the Company had accumulated deficits of $32,099,621 and $27,647,237, respectively. The Company’s working capital improved to $1,116,726 as of September 30, 2017, from a deficit of $(6,010,706) as of December 31, 2016. The working capital included a deferred subsidy of $2,400,000 and $5,600,000 as of September 30, 2017 and December 31, 2016, respectively. These operating losses create an uncertainty about the Company’s ability to continue as a going concern. The Company’s plan, through the acquisition of the assets of Icagen and Icagen-T and the continued promotion of its services to existing and potential customers is to generate sufficient revenues to cover its anticipated expenses. Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, the management of the Company believes that the revenue to be generated from operations together with the recently concluded debt funding will provide the necessary funding for the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.	INVENTORY

Inventory represents the value of certain consumables utilized in the Company’s biological screening processes. These consumables are purchased in bulk and expensed as they are utilized.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2017	December 31, 2016

Other receivables - Sanofi	$199,053	$305,867
Prepaid insurance	101,719	51,791
Prepaid maintenance	210,539	80,687
Prepaid rent	2,500	21,430
Prepaid subscriptions	14,879	7,243
Other	-	789
	$528,690	$467,807

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	ASSETS HELD FOR RESALE

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

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2017			December 31, 2016
	Cost	Amortization and Impairment	Net book value	Net book value

Cell lines	$5,153,664	$-	$5,153,664	$5,000,500
Discovery platform	1,450,500	(326,363)	1,124,137	1,232,925
Trade names and trademarks	637,500	-	637,500	637,500
Assembled workforce	282,500	(63,563)	218,937	240,125
Patents	972,000	(622,922)	349,078	387,840

	$8,496,164	$(1,012,848)	$7,483,316	$7,498,890

The aggregate amortization expense charged to operations was $56,246 for each of the three months ended September 30, 2017 and 2016, and $168,738 for each of the nine months ended September 30, 2017 and 2016.

Amortization expense for future periods is summarized as follows:

Amount

2017	$56,246
2018	224,984
2019	224,984
2020	224,984
2021 and thereafter	960,954

Total	$1,692,152

8.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	September 30, 2017			December 31, 2016
	Cost	Depreciation and Impairment	Net book value	Net book value

Laboratory equipment	$2,440,484	$(973,174)	$1,467,310	$1,613,987
Computer software	1,665,229	(952,471)	712,758	1,022,340
Computer equipment	80,645	(31,591)	49,054	38,768
Leasehold improvements	38,974	(10,327)	28,647	2,639

	$4,225,332	$(1,967,563)	$2,257,769	$2,677,734

The aggregate depreciation charge to operations was $368,217 and $136,874 for the three months ended September 30, 2017 and 2016, respectively, and $1,211,122 and $350,755 for the nine months ended September 30, 2017 and 2016, respectively.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	OTHER PAYABLE AND ACCRUED EXPENSES

Other payables and accrued expenses consist of the following:

	September 30, 2017	December 31, 2016

Bonus and vacation accrual	$1,664,468	$1,125,119
Payroll liabilities	67,152	32,312
Sanofi transitional services expense	-	268,189
Credit card liability	26,221	35,862
Accrued interest	108,333	-
Other	195,283	172,319

	$2,061,457	$1,633,801

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

10.	LEGAL SETTLEMENT LIABILITIES

The legal settlement liabilities consists of the following:

	September 30, 2017	December 31, 2016

Settlement liability accruals
Dentons dispute	$900,000	$1,400,000
Eisenschenk matter	166,667	500,000
Other	10,000	10,000
	1,076,667	1,910,000
Judgement liability	-	-
	1,076,667	1,910,000
Disclosed as follows:
Short-term portion	1,076,667	1,426,667
Long-term portion	-	483,333

	$1,076,667	$1,910,000

In terms of a Mutual Release and Assignment Agreement entered into between American Milling, LP and the Company, American Milling is a claimant in the Estate of Sigmund Eisenschenk matter. American Milling agreed to assign all its claims, both past and future against the Estate of Sigmund Eisenschenk to the Company for $800,000, of which $633,333 has been paid to date, the remaining $166,667 will be paid in quarterly installments of $83,333 on December 31, 2017 and March 31, 2018.

The Company has reached a Settlement and Release Agreement with Dentons and has agreed to pay Dentons the sum of $1,400,000 over a fourteen-month period of which $500,000 was paid on May 15, 2017.

11.	DEFERRED REVENUE

Deferred revenue represents payments received in advance from customers in terms of MSA agreements entered into with them. Revenue is recognized as and when the work is performed.

12.	DEFERRED SUBSIDY REVENUE

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

The Company amended its agreement with Pfizer Research (NC), Inc. (the Second Amendment”), whereby the Company, at its option, may defer payment of any amount exceeding $50,000 of the minimum additional purchase price consideration of $250,000 per quarter until March 31, 2019 such that the Company is only required to pay $50,000 per quarter for the quarters ending March 2017 to December 2018. Deferred purchase consideration bears interest at a rate of 12.5% per annum, which interest is payable quarterly. The deferred purchase consideration in terms of this agreement is payable, together with the deferred purchase consideration for the quarter ended March 31, 2019, as one lump sum. The Second Amendment also provides that if there is an Insolvency Event (as such term is defined in the Second Amendment) prior to the time that Pfizer Research (NC), Inc. has received the Maximum Earn Out Payment, then upon such Insolvency Event, the full amount of any Earn Out Shortfall (the difference between the Maximum Earn Out Payment and the amount of all Earn Out Payments paid to date) shall be due and payable without further notice, demand or presentment for payment. The minimum deferred purchase consideration of $50,000 for the quarters ended March 31, 2017 and June 30, 2017 was paid in June 2017 and September 2017.

●	The $500,000 deferred purchase consideration due on July 1, 2017, was not earned by Pfizer due to Pfizer not meeting its $4,000,000 revenue target. This liability of $500,000 was reversed as other income during the nine months ended September 30, 2017.

Deferred purchase consideration is disclosed as follows:

	September 30, 2017	December 31, 2016
Deferred purchase consideration
Opening balance	$10,500,000	$10,625,000
Reversal of unearned purchase consideration	(500,000)	-
Interest due on deferred purchase consideration	10,586	-
Repayment	(106,389)	(125,000)
Closing balance	9,904,197	10,500,000

Present value discount on future payments
Opening balance	(1,712,689)	(2,186,510)
Imputed interest expense	424,585	576,180
Fair value adjustments	(5,158)	(102,359)
Closing balance	(1,293,262)	(1,712,689)

Deferred purchase consideration, net	8,610,935	8,787,311

Disclosed as follows:
Short-term portion	204,197	1,332,800
Long-term portion	8,406,738	7,454,511
Deferred purchase consideration, net	$8,610,935	$8,787,311

14.	LOANS PAYABLE

Loans payable consist of the following:

	September 30, 2017	December 31, 2016

Asset purchase arrangements	$307,949	$442,109
	307,949	442,109
Disclosed as follows:
Short-term portion	220,203	442,109
Long-term portion	87,746	-
	$307,949	$442,109

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	LOANS PAYABLE (continued)

Future principal payments under loans payable are as follows:

Amount

Within 1 year	$220,203
Within 1 - 2 years	87,746
$307,949

Asset Purchase arrangements

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

In July 2017, the Company agreed to purchase the equipment from Nanion for a purchase consideration of $225,000 for a total of 8 installments of $28,751 each, totaling $230,008, the installments bearing interest at an effective interest rate of 5.9% per annum. The Company owed $170,685 as of September 30, 2017.

The Company acquired additional laboratory equipment on August 11, 2017 for a purchase consideration of $59,320 in terms of a deferred purchase arrangement whereby a deposit of $5,932 was paid and twenty-four monthly instalments of $2,472 will be paid commencing on September 11, 2017. The installments bearing interest at an effective rate of 10.33% per annum. The Company owed $51,663 as of September 30, 2017.

The Company acquired laboratory software during September 2017 for a purchase consideration of $98,446 in terms of a deferred purchase arrangement whereby a deposit of $10,546 was paid and a further 35 monthly instalments of $2,750 will be made commencing on September 30, 2017. The installments bear interest at an effective 6.15% per annum. The Company owed $85,601 as of September 30, 2017.

15.	BRIDGE NOTES

On April 12, 2017, the Company sold in a private placement offering (the “Bridge Note Offering”) to three investors, which included two members of the Board of Directors, pursuant to a securities purchase agreement entered into with each investor (the “Purchase Agreements”), 150 units at a price of $10,000 per unit (the “Units”) each Unit consisting of a note (the ’‘Note”) in the principal amount of $10,000 and a five year warrant (the “Bridge Warrants”) to acquire 1,500 shares of the Company’s common stock, par value, $0.001 per share (“Common Stock”), at an exercise price of $3.50 per share. The aggregate gross cash proceeds to the Company from the sale of the 150 Units was $1,500,000.

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	BRIDGE NOTES (continued)

The movement on bridge notes is as follows:

	September 30, 2017	December 31, 2016
Bridge note liability
Opening balance	$-	$-
Bridge notes raised	1,500,000	1,045,000
Accrued interest	9,753	11,081
Repayment	(1,509,753)	(1,056,081)
Closing balance	-	-

Discount on bridge notes
Opening balance	-	-
Fair value of warrants issued	330,353	244,463
Amortization of bridge note discount	(330,353)	(244,463)
Closing balance	-	-

Bridge notes, net	$-	$-

16.	CONVERTIBLE DEBT

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

In addition, any time after issuance, so long as no Event of Default has occurred and/or is continuing, each of the Company and Icagen-T, has the right to redeem all or part of each Convertible Note then outstanding, with a minimum prepayment amount of $500,000, at any time upon five (5) business days’ notice to the Purchaser by paying an amount in cash equal to: a range between 101% and 103% of the Conversion Amount being redeemed if paid in full and if an Event of Default has occurred and is continuing the Purchaser has the right to require the Company to redeem the Conversion Amount for an amount of cash equal to a range between 116% and 118% of the Conversion Amount being redeemed. The “Conversion Amount” is defined as the sum of (a) the portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made, (b) all accrued and unpaid Interest with respect to such portion of such principal, (c) all accrued and unpaid late charges with respect to such portion of such principal and such Interest, if any, and (d) all other amounts due hereunder.

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	CONVERTIBLE DEBT (continued)

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	CONVERTIBLE DEBT (continued)

The Company Note is secured by a security interest in all of the existing and future assets of the Company and the domestic subsidiaries, other than Icagen-T, including a pledge of all of the capital stock of each of the Domestic Subsidiaries, other than Icagen-T, subject to existing security interests, for the benefit of the Purchaser, to secure the Company obligations under the Company Note, as evidenced by (i) a security and pledge agreement, and (ii) a guaranty executed by each Domestic Subsidiary, other than Icagen-T, pursuant to which the domestic subsidiaries, other than Icagen-T, guaranteed all obligations of the Company under the Transaction Documents.

The Icagen-T Note is secured by a security interest in all of the existing and future assets of the Company, Icagen-T and the other Domestic Subsidiaries, including a pledge of all of the capital stock of each of the Domestic Subsidiaries, other than Icagen-T, subject to existing security interests, for the benefit of the Purchaser, to secure Icagen-T’s obligations under the Icagen-T Note, as evidenced by (i) a security and pledge agreement, and (ii) a guaranty executed by the Company and each Domestic Subsidiary, other than Icagen-T, pursuant to which the Company and the Domestic Subsidiaries, other than Icagen-T, guaranteed all of the obligations of Icagen-T under the Transaction Documents.

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

The transactions contemplated by the Securities Purchase Agreement closed and funded on May 15, 2017.

The movement on convertible debt is as follows:

	September 30, 2017	December 31, 2016

Convertible debt
Opening balance	$-	$-
Convertible debt issued	10,000,000	-
Closing balance	10,000.000	-

Debt discount
Opening balance	-	-
Original issue discount	(400,000)	-
Fair value of warrants and beneficial conversion feature of notes	(4,518,277)	-
Amortization of debt discount	455,986	-
Closing balance	(4,462,291)	-

Convertible debt, net	5,537,709	-

Disclosed as follows:
Short-term portion	-	-
Long-term portion	5,537,709	-

Convertible debt, net	$5,537,709	$-

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	DERIVATIVE LIABILITY

The Convertible Notes, together with the Purchaser Warrants issued to the note holders, disclosed in note 16 above, have variable priced conversion rights which may adjust whenever new securities are issued at prices lower than the current conversion and exercise price of the Convertible Notes and Purchaser Warrants issued to note holders. This gives rise to a derivative financial liability, which was initially valued upon the issue of the Convertible Notes and Purchaser Warrants using a Black-Scholes valuation model. The Beneficial conversion feature of the Convertible Notes was valued at $3,069,649 and the Purchaser Warrants issued in connection with the Convertible Notes were valued at $1,448,629.

The value of the derivative liability will be re-assessed periodically and a mark-to -market adjustment, if applicable will be recorded in the statement of operations. The value of the derivative liability was re-assessed on September 30, 2017 and a mark-to-market gain of $279,178 was credited to the statement of operations for the nine months ended September 30, 2017.

The following assumptions were used in the Black-Scholes valuation model.

Nine months ended September 30, 2017

Calculated stock price	$3.50
Risk free interest rate	1.49 to 1.92%
Valuation period	2.6 to 4.6 years
expected volatility of underlying stock	43.1 to 54.1%
Expected dividend rate	0%

	September 30, 2017	December 31, 2016

Opening balance	$-	$-
Derivative liability on beneficial conversion feature of convertible debt and warrants issued to note holders	4,518,278	-
Mark-to-market adjustment	(279,178)	-
Closing balance	$4,239,100	$-

18.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 6,720,107 shares issued and 6,393,107 shares outstanding as of September 30, 2017 and December 31, 2016.

In terms of the Joint Stipulation to Vacate and Dismiss of the Estate of Sigmund Eisenschenk, dated December 5, 2016, the Estate returned 88,750 Common Shares valued at $310,625 to the Company. These shares were subsequently cancelled.

19.	WARRANTS

In terms of the Bridge Note Offering described in note 15 above, the Company sold in a private placement offering to 3 investors pursuant to a securities purchase agreement entered into with each investor, 150 Units at a per unit price of $10,000, each Unit consisting of a Note in the principal amount of $10,000 and a five-year Warrant to acquire 1,500 shares of the Company’s common stock, par value, $0.001 per share, at an exercise price of $3.50 per share for gross proceeds of $1,500,000.

The Bridge Warrants have an initial exercise price of $3.50 per share and are exercisable for a period of five years from the date of issuance. Each Bridge Warrant is exercisable for one share of Common Stock, which resulted in the issuance of Bridge Warrants exercisable to purchase an aggregate of 225,000 shares of Common Stock. In addition to this, the Company also issued warrants exercisable for 25,000 shares of common stock to the Placement Agent as compensation for the Bridge note funding discussed in note 15 above. The Bridge Warrants may be exchanged for warrants that are issued on any subsequent debt funding and are subject to adjustment in the event of stock splits and other similar transactions.

The Bridge Warrants were valued using a Black-Scholes valuation model and the proceeds received were allocated based on the percentage of the Bridge Warrants to the total value of the securities in this offering, resulting in a debt discount of $330,353.

In terms of the Convertible Notes described in note 16 above, the Company issued a Purchaser Warrant to purchase initially up to 857,143 shares of Common Stock at an initial exercise price of $3.50 per share, subject to applicable adjustments. The Purchaser Warrant expires on May 15, 2022.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	WARRANTS (continued)

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

The following assumptions were used in the Black-Scholes valuation model.

Nine Months ended September 30, 2017

Calculated stock price	$3.50
Risk free interest rate	1.86%
Expected life of warrants (years)	5 years
expected volatility of underlying stock	54.5%
Expected dividend rate	0%

A summary of the Company’s warrant activity during the period January 1, 2016 to September 30, 2017 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	2,146,970	$3.50 to $11.40	$4.28
Granted	200,375	3.50	3.50
Forfeited/cancelled	(199,704)	4.00 to 11.40	(11.12)
Exercised	-	-	-
Outstanding December 31, 2016	2,147,641	$3.50 to $4.20	3.57
Granted	1,107,143	3.50	3.50
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding September 30, 2017	3,254,784	$3.50 to $4.20	$3.55

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	WARRANTS (continued)

The following table summarizes warrants outstanding and exercisable as of September 30, 2017:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$3.50	2,961,383	3.31		2,961,383
$3.85	143,401	2.75		143,401
$4.20	150,000	0.35		150,000

	3,254,784	3.15	$3.55	3,254,784	$3.55

20.	STOCK OPTIONS

On March 15, 2017, the Company granted ten-year options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $3.50 per share to the non-employee directors of the Company and granted ten-year options to purchase 20,000 shares of common stock at an exercise price of $3.50 per share to Richard Cunningham, the CEO of the Company. A further 50,000 options were reserved for issuance to employees.

The fair value of options issued were valued using the Black-Scholes pricing model and the following weighted average assumptions were used:

Nine Months ended September 30, 2017

Calculated stock price	$3.50
Risk free interest rate	2.51%
Expected life of warrants (years)	10
expected volatility of underlying stock	70.9%
Expected dividend rate	0%

The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as the Company. The risk-free interest rate used in the Black-Scholes pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the options granted. An expected dividend yield of zero is used in the valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of September 30, 2017, the Company does not anticipate any awards will be forfeited in the valuation of the options.

A summary of all of our option activity during the period January 1, 2016 to September 30, 2017 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2016	908,270	$0.40 to $11.42	$3.60
Granted	602,500	3.50	3.50
Forfeited/cancelled	(177,479)	4.00 to 11.40	(3.70)
Exercised	-	-	-
Outstanding December 31, 2016	1,333,291	$0.40 to $11.42	3.59
Granted	120,000	3.50	3.50
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding September 30, 2017	1,453,291	$0.40 to $11.42	$3.58

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	STOCK OPTIONS (continued)

The following tables summarize information about stock options outstanding as of September 30, 2017:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.40	15,000	4.58		15,000
$3.00	312,500	5.45		312,500
$3.50	972,500	8.44		368,946
$4.00	8,791	2.28		8,791
$5.00	128,500	3.24		128,500
$11.42	16,000	3.92		16,000

	1,453,291	7.21	$3.58	849,737	$3.64

The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2017 was $323,161 ($2.69 per share) and for the year ended December 31, 2016 was $1,389,483 ($2.31 per share). As of September 30, 2017, there were unvested options to purchase 603,554 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $1,405,454 which is expected to be recognized over a period of 42 months.

Stock option based compensation expense totaled $165,282 and $138,051 for the three months ended September 30, 2017 and 2016, respectively, and $480,474 and $366,900 for the nine months ended September 30, 2017 and 2016, respectively.

Stock options outstanding as of September 30, 2017 as disclosed in the above table, have an intrinsic value of $202,750.

21.	INTEREST EXPENSE

Interest expense consists of the following:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Imputed interest	$(139,809)	$(153,085)	$(432,326)	$(448,071)
Debt discount	(251,057)	(244,463)	(786,339)	(244,463)
Interest expense	(339,811)	(9,806)	(515,078)	(11,986)
Other	-	-	(1,813)	-
	$(730,677)	$(407,354)	$(1,735,556)	$(704,520)

22.	NET LOSS PER COMMON SHARE

For the three and nine months ended September 30, 2017 and 2016, respectively, the following convertible securities, options and warrants were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Stock options	1,453,291	1,373,770	1,453,291	1,373,770
Warrants	3,254,784	2,178,427	3,254,784	2,178,427
Convertible notes	2,857,143	-	2,857,143	-
	7,565,218	3,552,197	7,565,218	3,552,197

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23.	RELATED PARTY TRANSACTIONS

Timothy Tyson

On March 15, 2017, the Company issued Mr. Tyson ten-year options exercisable for 10,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

On April 13, 2017, the Company entered into a Securities Purchase Agreement and issued a secured 8% Bridge Note for $500,000 to Mr. Tyson in consideration of $500,000. The Bridge Note matured 30 days from the date of issuance and was redeemed, together with accrued interest thereon during May 2017.

In connection with the Bridge Note, Mr. Tyson was issued five-year Bridge Warrants to acquire 75,000 shares of common stock exercisable at $3.50 per share. The Bridge Warrants are also exchangeable, at the option of the holder, for a like number of warrants issued to any lender in the Company’s next debt financing.

Richard Cunningham

On March 15, 2017, the Company issued Mr. Cunningham ten-year options exercisable for 20,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

Clive Kabatznik

On March 15, 2017, the Company issued Mr. Kabatznik ten-year options exercisable for 10,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

Edward Roffman

On March 15, 2017, the Company issued Mr. Roffman ten-year options exercisable for 10,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

Michael Taglich

On March 15, 2017, the Company issued Mr. Taglich ten-year options exercisable for 10,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

On April 12, 2017, the Company entered into a Securities Purchase Agreement and issued a secured 8% Bridge Note for $500,000 to Mr. Taglich in consideration of $500,000. The Bridge Note matured 30 days from the date of issuance and was redeemed, together with accrued interest thereon during May 2017.

In connection with the Bridge Note, Mr. Taglich was issued five-year Bridge Warrants to acquire 75,000 shares of common stock exercisable at $3.50 per share. The Bridge Warrants are also exchangeable, at the option of the holder, for a like number of warrants issued to any lender in the Company’s next debt financing.

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

Vincent Palmieri

On March 15, 2017, the Company issued Mr. Palmieri ten-year options exercisable for 10,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

As an employee of Taglich Brothers Inc., Mr. Palmieri was issued 2017 Placement Agent Warrants to purchase 6,000 shares of Common stock.

First South Africa Management

The Company incurred an expense of $135,000 for services provided by First South Africa Management for provision of CFO services by Mr. Korb for the nine months ended September 30, 2017 and $63,000 for bookkeeping services for the nine months ended September 30, 2017. As of September 30, 2017, the Company owed First South Africa Management $29,302.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23.	RELATED PARTY TRANSACTIONS (continued)

Robert Taglich

On April 12, 2017, the Company entered into a Securities Purchase Agreement and issued a secured 8% Bridge Note for $500,000 to Mr. Robert Taglich in consideration of $500,000. The Bridge Note matured 30 days from the date of issuance and was redeemed, together with accrued interest thereon during May 2017.

In connection with the Bridge Note, Mr. Robert Taglich was issued five-year Bridge Warrants to acquire 75,000 shares of common stock exercisable at $3.50 per share. The Bridge Warrants are also exchangeable, at the option of the holder, for a like number of warrants issued to any lender in the Company’s next debt financing.

As an employee and Principal of Taglich Brothers Inc. Mr. Robert Taglich was issued 2017 Placement Agent Warrants to purchase 7,500 shares of Common stock.

Benjamin Warner

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

24.	OPERATING LEASES

The Company entered into an asset purchase agreement with Icagen, Inc., a subsidiary of Pfizer, Inc., whereby certain assets were acquired from Icagen, Inc., the agreement included the sub-letting of premises located at Research Triangle Park, Durham, North Carolina. The lease terminates on April 30, 2019. The rental expense for the nine months ended September 30, 2017 amounted to $147,679.

The Company also reimburses certain employees for rental expenses incurred in carrying out their functions. The rental expense for the nine months ended September 30, 2017 amounted to $2,800.

Future annual minimum payments required under operating lease obligations as of September 30, 2017, are as follows:

Amount

2017	$43,953
2018	181,966
2019	62,778

Total	$288,697

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

25.	COMMITMENTS AND CONTINGENCIES

As a result of the agreements that the Company entered into with Pfizer and Sanofi, is obligated; (i) to continue to retain certain employees at its Icagen-T facility until July 15, 2018, which it estimates will require additional compensation of $7,640,000 at its Icagen-T facility; (ii) make additional payments in terms of the Asset Purchase and Collaboration Agreement that it entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter is being deferred and paid as one lump sum with the payment being made the quarter ended March 31, 2019, bearing interest at 12.5% per annum, which interest is payable quarterly; (iii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period July l, 2015 to April 30, 2019 with annual escalations of 3.5%, estimated to be $288,697.

In terms of a Mutual Release and Assignment Agreement entered into between American Milling LP and the Company, the Company agreed to pay American Milling $800,000 of which $166,667 remains to be paid at September 30, 2017.

The Company reached a Settlement and Release Agreement with Dentons and has agreed to pay Dentons the sum of $1,400,000 over a period of fourteen months of which $500,000 was paid on May 15, 2017.

On May 15, 2017, the Company, and its wholly owned subsidiary, Icagen-T, entered into a Securities Purchase Agreement with an institutional investor (the “Purchaser”), pursuant to which (i) the Company issued to the Purchaser the Company Note which is a three year Senior Secured Convertible Note, maturing on May 15, 2020, bearing interest at the rate of 13% per annum (which interest rate increases to 18% per annum upon the occurrence of an event of default, as defined in the Note), in the aggregate principal amount of $2,000,000 for cash proceeds of $1,920,000 after an original issue discount of 4% or $80,000, before deal related expenses; and (ii) Icagen-T issued to the Purchaser the Icagen-T note which is a three year Senior Secured Convertible Note, maturing on May 15, 2020, bearing interest at the rate of 13% per annum, in the aggregate principal amount of $8,000,000 for cash proceeds of $7,680,000 after an original issue discount of 4% or $320,000, before deal related expenses. The Company Note and the Icagen-T Note are each convertible into shares of common stock at a conversion price of $3.50 per share.

On June 19, 2017, the Company entered into a four-year employment agreement with Douglas Krafte, Ph.D., pursuant to which Dr. Krafte is entitled to an annual base salary of $285,000 and will be eligible for annual discretionary performance bonus payments of up to 35% of his base salary payable in cash, which bonus, if any, will be awarded in the sole and absolute discretion of the Company’s board of directors and the compensation committee of the board of directors. Dr. Krafte continues to be engaged as the Company’s Chief Scientific Officer.

26.	SUBSEQUENT EVENTS

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

Overview and Financial Condition

Icagen currently operates as a partner research organization providing integrated drug discovery services with unique expertise in the field of ion channel, transporter, neuroscience, muscle biology and rare disease targets while also covering many other classes of drug discovery targets and therapeutic areas. Our customers are pharmaceutical and biotechnology companies to whom we offer our industry-leading scientific expertise and technologies to aid in their determination of which molecules to advance into late stage preclinical studies and ultimately clinical trials. The core of our offering is the discovery of Pre-Clinical Drug Candidates (PDC’s), which are lead molecules (Leads) that are selected to enter into in-vivo studies during the Pre-Clinical Phase of drug discovery. We offer a full complement of pre-clinical drug discovery services which include; assay development technologies (including high throughput fluorescence, manual and automated electrophysiology and radiotracer flux assays), cell line generation, high-throughput and ultra-high throughput screening, medicinal chemistry, computational chemistry and custom assay services to our customers. Our capabilities also include molecular biology and the use of complex functional assays, electrophysiology, bioanalytics and pharmacology. We believe that this integrated set of capabilities enhances our ability to help our customers identify drug candidates.

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

We currently operate out of two sites, one in Durham, North Carolina and the other in Tucson, Arizona. The teams in both North Carolina and Arizona have extensive experience over the last 20 plus years performing early drug discovery within Pfizer and Sanofi delivering Leads from the pre-clinical stage to the clinical stage of drug discovery. We are now leveraging these capabilities to the broader market in the form of services, partnerships and collaborations with large pharmaceutical companies, biotech companies and foundations. At the North Carolina site, which we began to operate in July 2015, we have a leading biology expertise focused on ion channels which are important targets in Neuroscience. The North Carolina site also houses the XRPro® technology, our legacy technology, which has unique capabilities in the transporter target class. More specifically, our capabilities in North Carolina include a focus on ion channels & transporters, HTS and lead optimization, ion channel profiling, assay development and x-ray fluorescence based assays. At the Arizona site, which we acquired in July 2016, we have leading biology expertise and platform capabilities in rare diseases, muscle biology and integrated drug discovery. The Arizona site provides capacity in cell models, human biomarkers, muscle biology expertise and stem cells based assays. In addition, the Arizona site provides compound management services, HTS and Hit identification, in vitro pharmacology, medicinal chemistry, computational chemistry and ADME. The Arizona facility also features high volume biology with a flexible robotic infrastructure capable of performing high throughput screening in ultra-high 1536 format, enhancing our depth of expertise as a specialized pharmaceutical services company. This enables us to offer a broad range of integrated drug discovery services in a growing market.

The extensive integrated drug discovery platform and technologies at the Arizona site enable us to utilize our biology expertise in both the North Carolina and Arizona sites to accelerate the drug discovery and identify quality Leads faster.

Since inception, we have financed our operations primarily through private sales of our securities, settlement of legal matters and prior to our acquisition of certain assets of Pfizer and Sanofi, substantially all of our revenue was derived from government grants. Subsequent to our acquisition of certain assets from Pfizer and Sanofi, a substantial portion of our revenue has been derived from three commercial customers. We expect to continue to seek to obtain our required capital through the private sale of securities and revenue derived for the services we provide. For the nine months ended September 30, 2017, 55.8% of our revenue was derived from services sales, 42.3% was derived from deferred subsidy revenue and 1.9% was generated from Government revenue. For the year ended December 31, 2016, 59.5% (2015 - 84%) of our revenue was derived from services sales; 36.7% was derived from subsidies (2015 0%) and the remaining 3.8% was generated from Government revenues (2015 - 16%). Despite generating funds from commercial customers and government grants, we continue to experience losses. These factors raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2016 with respect to this uncertainty. To meet our financing needs, in May 2017, we and our subsidiary issued an aggregate $10,000,000 of debt from which we received $9,600,00 in proceeds. However, based on current estimates, we do not believe that the proceeds from the debt financing, together with our cash generated from operations will be sufficient capital to (i) fully implement our business plan and expand our operations, (ii) to meet our anticipated cash needs for the next six months, including payments under our outstanding obligations, (iii) respond to new competitive pressures, or (iv) to take advantage of opportunities that may arise. In order to meet our anticipated cash needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

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

As a result of the agreements that we entered into with Pfizer and Sanofi, we are obligated; (i) to continue to retain certain employees at our Icagen-T facility until July 15, 2018, which we estimate will require additional compensation of $7,640,000 at our Icagen-T facility; (ii) make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter is being deferred and paid as one lump sum with the payment being made the quarter ended March 31, 2019, bearing interest at 12.5% per annum, which interest is payable quarterly; (iii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period July l, 2015 to April 30, 2019 with annual escalations of 3.5%, estimated to be $288,697.

In addition, we are required to make monthly interest payments of $108,333 under the terms of the Convertible Notes issued in May 2017.

In terms of a Mutual Release and Assignment Agreement that we entered into with American Milling LP, we agreed to pay American Milling $800,000 of which $633,433 has been paid to date and the remaining instalments are payable in quarterly instalments ending on March 31, 2018. In addition, in terms of our settlement agreement with Dentons USA LLP, we agreed to pay Dentons $1,400,000, over a fourteen-month period, of which $500,000 has been paid to date.

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

Results of Operations for the three months ended September 30, 2017 and the three months ended September 30, 2016.

Revenues

We had revenues totaling $5,421,965 and $4,308,100 for the three months ended September 30, 2017 and 2016, respectively, an increase of $1,113,865 or 25.9%. Revenue includes services revenue of $3,021,965 (representing 55.7% of our revenue) and deferred subsidy revenue of $2,400,000 (representing 44.3% of our revenue). In the prior period, for the three months ended September 30, 2016, services revenues amounted to $2,181,330 (representing 50.6% of our revenue); deferred subsidy revenue amounted to $2,000,000 (representing 46.4% of our revenue) and Government revenue was $126,770 (representing 3.0% of our revenue). The increase in revenue over the prior is primarily attributable to the following; i) an increase of the deferred subsidy revenue from Sanofi of $400,000 recognized during the current period to support our operations and maintain the facility and employees and ii) increased revenue from our North Carolina site as we expand our operations and gain work from new customers. The Government contract revenue is derived from one government contract which has been fully invoiced. At November 10, 2017, we had an order backlog of approximately $8,322,000 on commercial contracts, as well as outstanding contracted MSA work with Sanofi of $10,125,000.

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

Cost of sales

Cost of sales totaled $2,751,087 and $2,324,586 for the three months ended September 30, 2017 and 2016, respectively, an increase of $426,501 or 18.3%. Cost of sales is primarily comprised of direct expenses related to providing our services to our customers. These direct expenses include salary expenses directly related to our statements of work and research contracts including those of our scientific personnel expenses, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts.

●	The salary expense included in cost of sales for the three months ended September 30, 2017 and 2016 respectively was $1,662,244 and $1,600,399, an increase of $61,845 or 3.9%. This increase is primarily due to wage increases and a slight increase in the number of staff members working on commercial projects. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below.

●	The laboratory supplies and direct materials included in cost of sales for the three months ended September 30, 2017 and 2016, amounted to $878,368 and $461,110, an increase of $417,258 or 90.5%, the increase is primarily due to an increase in the level of activity at both of our sites and the utilization of the level of expensive consumables to run our projects at our North Carolina site.

●	Outside contractors’ cost included in cost of sales for the three months ended September 30, 2017 and 2016, respectively, amounted to $149,961 and $261,598, a decrease of $111,637 or 42.7%, the decrease is due to the non-renewal of third party laboratory equipment maintenance contracts for the Tucson Facility and the employment of several contractors during October in the prior year, who were previously employed as outside laboratory contractors.

Gross profit

Gross profit amounted to $2,670,878 and $1,983,514 for the three months ended September 30, 2017 and 2016, respectively, an increase in gross profit of $687,364 or 34.7%. The increase in gross profit is primarily due to the increase in deferred subsidy revenue of $400,000 and the increase in service revenues offset by an increase in cost of sales during the current quarter.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $3,448,053 and $2,862,719 for the three months ended September 30, 2017 and 2016, respectively, an increase of $585,334 or 20.4%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended September 30,		Increase/	Percentage
	2017	2016	(decrease)	change

Marketing and selling expenses	$92,518	$86,882	$5,636	6.5%

Payroll expense	1,096,044	736,493	359,551	48.8%

Research and development salaries	925,533	505,571	419,962	83.1%

Directors fees	55,000	55,000	-	-%

Stock option compensation charge	165,282	138,051	27,231	19.7%

Legal fees	135,983	300,530	(164,547)	(54.8)%

Consulting fees	127,458	145,776	(18,318)	(12.6)%

Facilities expense	668,498	523,453	145,045	27.7%

Travel expenditure	60,032	76,951	(16,919)	(22.0)%

Other	121,705	294,012	(172,307)	(58.6)%

	$3,448,053	$2,862,719	$585,334	20.4%

The increase in marketing expenditure over the prior period is primarily due the establishment of a formal marketing program and communications strategy with a marketing firm employed to assist in communicating our business and strategy to the pharma industry.

Total payroll expenses are allocated to the various expense categories detailed below:

	Three months ended September 30,		Increase/	Percentage
	2017	2016	(decrease)	change

Cost of sales	$1,662,244	$1,600,399	$61,845	3.9%

Selling, general and administrative expenses	1,096,044	736,493	359,551	48.8%

Research and development salaries	925,533	505,571	419,962	83.1%

	$3,683,821	$2,842,463	$841,358	29.6%

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

The total payroll expense included in cost of sales increased by $61,845, primarily due to wage increases and a slight increase in the number of personnel working on commercial projects during the current period.

The payroll expense charged to selling, general and administrative expenses increased by $359,551, this increase is primarily due to the employments of a Chief Commercial Officer on August 22, 2016, and 2 sales people during March 2017 and April 2017, together with increases in payroll costs and an increase in the provision for bonuses during the current period.

The payroll expense charged to research and development increased by $419,962, the increase is due to lower utilization of scientific personnel on commercial projects at our Tucson facility during the current period, these employees are then utilized to perform research projects.

Directors fees remained the same as the prior period, there was no increase in fee or directors’ headcount.

The stock option compensation charge increased by $27,231. The charge for each period is dependent upon the number of options issued, any new options issued, value of the options and the vesting schedule of these options. During the prior period in July and August 2016, options were issued to management of our North Carolina and Tucson facilities and in March 2017, options were issued to our directors and certain members of management. These option grants all have vesting periods ranging from 36 to 48 months and are expensed over the vesting period.

Legal fees decreased by $164,547. The decrease is primarily due to legal fees incurred on the Sanofi acquisition in the prior period and a decrease in patent legal expenses during the current period. In the prior year, patent legal expenses were high as we began securing all of our patents on a worldwide basis.

Consulting expenses decreased by $18,318 over the prior period, primarily due to a reduction in consulting required in both the North Carolina and Tucson facilities to support our sales effort with Government agencies and technical consulting.

Facilities expense increased by $145,045 over the prior period, the increase is primarily due to expenditure incurred at the Tucson facility for maintenance contracts entered into to maintain the facilities.

Travel expenditure decreased by $16,919 due to a decrease in travel expenses related to the acquisition of the Tucson facility in the prior year.

Other expenses consist of various small expenses which are individually insignificant.

Depreciation and Amortization

We recognized depreciation expenses of $368,217 and $136,874 for the three months ended September 30, 2017 and 2016 respectively, an increase of $231,343 or 169.0%, the increase is primarily due to the amortization of annual software licenses acquired at the Tucson Facility during the fourth quarter of 2016 and the first quarter of 2017.

Amortization expense was $56,246 and $56,246 for the three months ended September 30, 2017 and 2016, respectively.

Other expense

Other expense in the prior period represented an additional legal settlement accrual for the Estate of Sigmund Eisenschenk, all legal matters have been settled and no further expense other than previously disclosed settlement expenses is expected.

Interest expense

Interest expense totaled $730,677 and $407,354 for the three months ended September 30, 2017 and 2016, respectively. The interest expense consists of the following:

●	Imputed interest on deferred purchase consideration on the acquisition of the North Carolina facility and equipment purchases of $139,809 and $153,085 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $13,276 or 8.7%, in line with expectations as the deferred purchase consideration has decreased.

●	The amortization of debt discount of $251,057 and $244,463 for the three months ended September 30, 2017 and 2016, respectively. Debt discount arose on the beneficial conversion feature and the Purchaser Warrants on the May 2017 debt funding in the current period and on Bridge Warrants in the prior period.

●	Interest expense of $339,811 and $9,806 for the three months ended September 30, 2017 and 2016, respectively, primarily due to interest incurred on the Convertible Debt in the current period and interest on the Bridge Notes in the prior period.

Derivative liability movement

Derivative liability movement was $201,459 and $0 for the three months ended September 30, 2017, respectively. The credit during the current period represents the mark to market of the derivative liability raised on the warrants issued and the beneficial conversion feature of the convertible debt, with variable pricing options.

Net loss

Net loss totaled $1,730,383 and $2,082,046 for the three months ended September 30, 2017 and 2016, respectively, an improvement of $351,663 or 16.9%. The slight decrease in net loss is primarily due the increase in gross profit offset by an increase in operating expenditure, and an increase in interest expense as discussed above, offset by the other expense incurred in the prior period, as discussed above.

Results of Operations for the nine months ended September 30, 2017 and the nine months ended September 30, 2016.

Revenues

We had revenues totaling $17,016,462 and $6,366,424 for the nine months September 30, 2017 and 2016, respectively, an increase of $10,650,038 or 167.3%. Revenue includes services revenue of $9,495,718 (representing 55.8% of our revenue); deferred subsidy revenue of $7,200,000 (representing 42.3% of our revenue) and Government revenue of $320,744 (representing 1.9% of our revenue). In the prior period, services revenues were $3,973,385 (representing 62.4% of our revenue); subsidy revenues were $2,000,000 (representing 31.4% of our revenue) and Government revenue was $393,039 (representing 6.2% of our revenue). The increase in revenue over the prior period is primarily attributable to the following; we acquired the Tucson facility on July 15, 2016 and commenced work on Sanofi projects from that date, during the current year we have had revenues for a period of nine months from our Tucson facility as compared to two and a half months in the prior period; ii) an increase in subsidy revenue from our Tucson site of $5,200,000 recognized during the current period to support our operations and maintain the facility and employees, in the prior period we only operated the site for two and a half months in the current period we have operated the site for a period of nine months; and iii) an increase in services revenues generated from our North Carolina site of $555,188. The Government contract revenue is derived from one government contract which has been fully invoiced. At November 10, 2017, we had an order backlog of approximately $8,322,000 on commercial contracts, as well as outstanding contracted MSA work with Sanofi of $10,125,000.

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

Cost of sales

Cost of sales totaled $8,772,433 and $3,860,431 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $4,912,002 or 127.2%. Cost of sales is primarily comprised of direct expenses related to providing our services to our customers. These direct expenses include salary expenses directly related to our statements of work and research contracts including those of our scientific personnel expenses, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts.

●	The salary expense included in cost of sales for the nine months ended September 30, 2017 and 2016 respectively was $5,539,346 and $2,787,094, an increase of $2,752,252 or 98.7%. This is primarily due to the acquisition of the Tucson site from Sanofi on July 15, 2016, we have operated the site for nine months during the current period and two and a half months in the prior period. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below.

●	The laboratory supplies and direct materials included in cost of sales for the nine months ended September 30, 2017 and 2016, amounted to $2,321,365 and $762,731, an increase of $1,558,634 or 204.3%, the increase is primarily due to us operating the Tucson site for nine months during the current period compared to two and a half months in the prior period.

●	Outside contractors’ cost included in cost of sales for nine months ended September 30, 2017 and 2016, respectively, amounted to $836,806 and $320,372, an increase of $516,434 or 161.2% primarily due to us operating the Tucson site for nine months during the current period and two and a half months in the prior period as well as an increase in outside contractor work incurred on the Government contracts during the current period.

Gross profit

Gross profit amounted to $8,244,029 and $2,505,993 for the nine months ended September 30, 2017 and 2016, respectively, an increase in gross profit of $5,738,036 or 229.0%. The increase in gross profit is primarily due to the nine months of service and subsidy revenue generated from the Tucson facility in the current period compared to the two and a half months of service revenue and subsidy revenue generated from the Tucson facility in the prior period.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $10,360,873 and $5,052,957 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $5,307,916 or 105.0%.

The major expenses making up selling, general and administrative expenses included the following:

	Nine months ended September 30,		Increase/	Percentage
	2017	2016	(decrease)	change

Marketing and selling expenses	$303,298	$164,918	$138,380	83.9%

Payroll expense	3,111,069	1,573,845	1,537,224	97.7%

Research and development salaries	2,412,153	505,571	1,906,582	377.1%

Directors fees	165,000	165,000	-	-%

Stock option compensation charge	480,474	366,900	113,574	31.0%

Legal fees	669,327	637,077	32,250	5.1%

Consulting fees	409,397	294,757	114,640	38.9%

Facilities expense	1,917,703	749,015	1,168,688	156.0%

Travel expenditure	223,641	150,011	73,630	49.1%

Capital raising fee	76,000	-	76,000	100.0%

Other	592,811	445,863	146,948	33.0%

	$10,360,873	$5,052,957	$5,307,916	105.0%

The increase in marketing expenditure over the prior period is primarily due the establishment of a formal marketing program and communications strategy with a marketing firm employed to assist in communicating our business and strategy to the pharma industry. We have increased our sales head count from one person to four people during the current year.

Total payroll expenses are allocated to the various expense categories detailed below:

	Nine months ended September 30,		Increase/	Percentage
	2017	2016	(decrease)	change

Cost of sales	$5,539,346	$2,787,094	$2,752,252	98.7%

Selling, general and administrative expenses	3,111,069	1,573,845	1,537,224	97.7%

Research and development salaries	2,412,153	505,571	1,906,582	377.1%

	$11,062,568	$4,866,510	$6,196,058	127.3%

The increase in total payroll expenditure is primarily due to the acquisition of the Tucson facility and the 46 employees who came with the facility on July 15, 2016. We also employed a VP of Business Development on March l, 2016 a Chief Commercial Officer on August 22, 2016 and an additional two sales people during March 2017 and April 2017, these sales positions we believe, are required to drive services sales to the broader pharmaceutical and biotech industries.

The total payroll expense included in cost of sales increased by $2,752,252 primarily due to the additional 43 laboratory employees at the Tucson facility, of the 43 people, 26 are directly involved in commercial projects. The additional Tucson employees are reported for the full nine-month period during the current period and for two and a half months during the prior period.

The payroll expense charged to Selling, general and administrative expenses increased by $1,537,224. This increase is primarily due to the retention of 8 administrative employees located at the Tucson facility, including 5 IT personnel, the employment of a VP of business development on March 1, 2016, a Chief Commercial Officer on August 22, 2016, and 2 sales people during March 2017 and April 2017. The additional Tucson employees are reported for the full nine-month period during the current period and for two and a half months during the prior period.

The payroll expense charged to research and development increased by $1,906,582. The additional Tucson employees are reported for the full nine-month period during the current period and for two and a half months during the prior period. In addition, the number of Tucson employees working on research projects has decreased during the current period as Sanofi has scaled back on some of its projects in line with expectations.

Directors fees remained the same as the prior period, there was no increase in fee or directors’ headcount.

The stock option compensation charge increased by $113,574. The charge for each period is dependent upon the number of options issued, any new options issued, value of the options and the vesting schedule of these options. During the prior period in July and August 2016, options were issued to management of our North Carolina and Tucson facilities and in March 2017, options were issued to our directors and certain members of management. These option grants all have vesting periods ranging from 36 to 48 months and are expensed over the vesting period.

Legal fees increased by $32,250. The nature of our legal fees has changed over the prior period. In the prior period, we incurred legal expenditure on litigation matters of $170,121 compared to $12,861 in the current period. All litigation matters haven been settled and we do not expect any additional significant litigation expenses for the foreseeable future, other than previously disclosed settlement payments. The general corporate legal expense increased from $308,313 in the prior period to $520,160 in the current period, primarily due to work performed on the debt funding in the current period. The legal expenditure in the prior period related primarily to the acquisition of the Tucson facility. Legal expenditure on patents decreased from $158,644 in the prior period to $136,306 in the current period, primarily due to work done in the prior period on registering and maintaining our XRPro patents in overseas markets.

Consulting expenses increased by $114,640 over the prior period, primarily due to consultants used in both the North Carolina and Tucson facilities to support our sales effort with Government agencies and for technical consulting.

Facilities expense increased by $1,168,688 over the prior period, the increase is primarily due to expenditure incurred at the Tucson facility for janitorial services, security services, facilities maintenance contracts, utility expenditure and general repairs on the facility.

Travel expenditure increased by $73,630 due to increased travel expenditure resulting from the acquisition of the Tucson facility and the establishment of a sales function, with additional travel incurred for sales and scientific staff to attend conferences.

Capital raising fee of $76,000 was incurred on the bridge note funding and was paid to the Placement Agent and a further $16,000 was incurred on the initial convertible debt funding due diligence.

Other expenses consist of various small expenses which are individually insignificant, the increase is primarily due to the administrative expenses related to the acquisition of the Tucson facility and the increase in the activity of the sales activity over the prior period.

Depreciation and Amortization

We recognized depreciation expenses of $1,211,122 and $350,755 for the nine months ended September 30, 2017 and 2016 respectively, an increase of $860,367 or 245.3%, the increase is primarily due to the amortization of annual software licenses acquired at the Tucson Facility and additional software acquired for the North Carolina site.

Amortization expense was $168,738 and $168,738 for the nine months ended September 30, 2017 and 2016, respectively.

Other income

Other income is primarily made up of the reversal of deferred purchase consideration initially due on the acquisition of the North Carolina facility, due to our customer not meeting certain revenue milestones.

Other expense

Other expense in the prior period represented an additional legal settlement accrual for the Estate of Sigmund Eisenschenk, all legal matters have been settled and no further expense is expected.

Interest expense

Interest expense totaled $1,735,556 and $704,520 for the nine months ended September 30, 2017 and 2016, respectively. The interest expense consists of the following:

●	Imputed interest on deferred purchase consideration on the acquisition of the North Carolina facility and on equipment purchases of $432,326 and $448,071 for the nine months ended September 30, 2017 and 2016, respectively, in line with expectations as deferred purchase consideration has decreased.

●	The amortization of debt discount of $786,339 and $244,463 for the nine months ended September 30, 2017 and 2016, respectively. Debt discount during the current period arose on the convertible debt funding and on bridge notes issued during April of the current period. In the prior year the debt discount arose on the Bridge Warrants issued in April 2016. The beneficial conversion feature and the Purchaser Warrants issued in terms of the May 2017 Convertible Debt Offering amounted to $4,518,278 and is being amortized over the 36-month term of the Convertible Debt, the amortization for the period amounted to $614,786 and the discount on the bridge notes amounted to $330,353.

●	Interest expense of $515,078 and $11,986 for the nine months ended September 30, 2017 and 2016, respectively, primarily due to interest incurred on the Convertible Debt in the current period and interest incurred on the Bridge Notes in prior periods.

●	Other of $1,813 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

Derivative liability movement

Derivative liability movement was $279,177 and $0 for the nine months ended September 30, 2017 and 2016, respectively. The credit during the current period represents the mark to market of the derivative liability raised on the warrants issued and the beneficial conversion feature of the Convertible Debt, with variable pricing options.

Net loss

Net loss totaled $4,452,383 and $4,373,009 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $79,374 or 1.8%. The increase in net loss is primarily due the increase in revenue offset by the increase in cost of sales and operating expenditure, the increase in interest expense, offset by other income of $500,698, and the increase in other expense, relating to legal settlement costs in the prior period, as discussed above.

Liquidity and Capital Resources

We have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants, settlement of lawsuits and more recently from bridge note funding and debt funding, commercial customers and subsidy income. Although, we are generating funds from commercial customers and government grants, we continue to experience losses and may need to raise additional funds in the future to meet our working capital requirements. To date, we have never generated sufficient cash from operations to pay our operating expenses. We have received $16.5 million from Sanofi and despite the $10.125 million we expect to derive from Icagen-T for services provided to and operating expense contributions to be paid by Sanofi over the next four years, we expect our expenses to increase as our operations expand and our expenses may continue to exceed such revenue. As of December 31, 2016, we had not generated sufficient additional revenue from operations to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2016 with respect to this uncertainty. We anticipate that our current cash and cash equivalents, including cash derived from the 2017 debt financing will not be sufficient to meet our operating needs for at least the next six months. However, if we should require additional capital, we may consider multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

As of September 30, 2017, we had cash totaling $6,025,263, other current assets totaling $2,519,006 and total assets of $18,524,340. We had total current liabilities of $7,427,543 and a net working capital of $1,116,726, which includes deferred subsidy and deferred revenue received of $2,670,746, which will have no impact on cash flow. After eliminating these items, the working capital is $3,787,472. Total liabilities were $25,698,836, including deferred purchase consideration of $8,406,738. The deferred purchase consideration includes a net present value discount of $1,293,262 (made up of a gross present value discount of $2,468,700 less imputed interest movements of $1,175,438), the gross amount still due in terms of the acquisition agreement is $9,900,000 after the payment of $100,000 during the current period based on a potential earn out charge of the greater of (i)10% of gross revenues commencing in January 2017 per quarter and (ii) $250,000 per quarter, up to a maximum of $10,000,000 of which amounts in excess of $50,000 can be deferred and $200,000 was deferred for the quarters ended June 30, 2017 and September 30, 2017. The deferred amount bears interest at a rate of 12.5% per annum. Our stockholders’ deficit amounted to $7,174,496.

On April 12, 2017, we sold to three (3) investors, which included two members of our Board of Directors, pursuant to the 2017 Purchase Agreement, 150 Units at a price of $10,000 per unit consisting of a 2017 note in the principal amount of $10,000 and a 2017 Bridge Warrant to acquire 1,500 shares of our common stock, par value, $0.001 per share (“Common Stock”), at an exercise price of $3.50 per share. The aggregate gross cash proceeds to us from the sale of the 150 Units was $1,500,000, these notes were repaid during May 2017, together with interest thereon.

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

Should we not achieve our forecasted operating results, or should strategic opportunities present themselves such that additional financial resources would present attractive investing opportunities for us, we may decide in the future to issue debt or sell our equity securities in order to raise additional cash. We cannot provide any assurances as to whether we will be able to secure any additional financing, or the terms of any such financing transaction if one were to occur.

An analysis of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016 is provided below:

	Nine months ended September 30,		Increase/	Percentage
	2017	2016	(decrease)	change

Net cash (used in) provided by operating activities	$(7,338,302)	$7,589,868	$(14,928,170)	(196.7)%

Net cash used in investing activities	(1,023,939)	(1,090,346)	66,407	(6.1)%

Net cash provided by financing activities	9,448,556	313,631	9,134,925	2,912.6%

Net increase in cash and cash equivalents	$1,086,315	$6,813,153	$(5,726,838)	(84.1)%

Net cash (used in) provided by operating activities was $(7,338,302) and $7,589,868 for the nine months ended September 30, 2017 and 2016, respectively.

The decrease in cash used in operating activities was primarily due to the following:

	Nine months ended September 30,		Increase/	Percentage
	2017	2016	(decrease)	change

Net loss	$(4,452,383)	$(4,373,009)	$(79,374)	1.8%

Adjustments for non cash items	2,299,821	2,161,343	138,478	6.4%

Changes in operating assets and liabilities	(5,185,740)	9,801,534	(14,987,274)	(152.9)%

Net cash (used in) provided by operating activities	$(7,338,302)	$7,589,868	$(14,928,170)	(196.7)%

The increase in net loss is discussed under net loss in the results of operations for the nine months ended September 30, 20l 7 and 2016, respectively.

The change in adjustments for non-cash items amounting to $138,478 is primarily due to; i) the increase in non-cash flow depreciation expense of $860,367; ii) the amortization of debt discount of $541,876 offset by; iii) the reversal of the unearned deferred purchase consideration of $500,000 due to the vendor failing to meet revenue milestones and; iv) the derivative liability movements of $279,178 during the current period.

The change in operating assets and liabilities of $(14,987,274) consisted primarily of i) a decrease in subsidy payments by Sanofi of $6,000,000; ii) an increase in the amortization of deferred subsidy revenue of $5,200,000; iii) a decrease in deferred revenue of $1,535,237; iv) the increase in accounts receivable movement of $736,540 over the prior period due to increased revenues.

Net cash used in investing activities decreased by $66,407, primarily due to; i) the purchase of cell lines for the Tucson facility during the current year; ii) offset by the reduction in payments to Pfizer of $25,000 over the prior period due to the re-negotiation of the minimum deferred earnout payment; iii) offset by a decrease in assets purchased of $50,403; and iv) offset by the proceeds realized on assets held for resale.

Net cash used in financing activities increased by $9,134,925, primarily due to; i) the proceeds realized on the convertible debt issuance of $9,600,000; ii) and ii) the net movement in other loans of $(465,075) over the prior period.

Capital Expenditures

Our current plan is to purchase equipment and software to ensure that our recent acquisition of the Tucson Facility and North Carolina Facility functions efficiently and that we are able to support the commercialization efforts of the Company. We anticipate that we would need to spend an additional $1,600,000 on software licensing towards the end of the fiscal year.

As a result of the agreements that we entered into with Pfizer and Sanofi, we are obligated; (i) to continue to retain certain employees at our Icagen-T facility until July 15, 2018, which we estimate will require additional compensation of $7,640,000 at our Icagen-T facility; (ii) make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter is being deferred and paid as one lump sum with the payment being made the quarter ended March 31, 2019, bearing interest at 12.5% per annum, which interest is payable quarterly; (iii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period July l, 2015 to April 30, 2019 with annual escalations of 3.5%, estimated to be $288,697.

In addition, we are required to make monthly interest payments of $108,333 under the terms of the notes issued in May 2017.

In terms of a Mutual Release and Assignment Agreement entered into between American Milling LP and the Company, The Company agreed to pay American Milling $800,000 of which $166.667 remains to be paid at September 30, 2017. In terms of a Settlement and Release Agreement entered into between Dentons and us, we agreed to pay Dentons $1,400,000, of which $900,000 remains to be paid as of September 30, 2017.

Future annual minimum payments required under operating lease obligations as of September 30, 2017, are as follows:

Amount

2017	$43,953
2018	181,966
2019	62,778

Total	$288,697

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

We do not maintain off-balance sheet arrangements, nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the nine months ended September 30, 2017, we had a net loss of $(4,452,383) and for the year ended December 31, 2016 we had a net loss of $(5,504,412). The only year that we had net income was the year ended December 31, 2014 when we received proceeds from the settlement of the LANS matter. We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans and our services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

A significant portion of our net revenue has been generated from services provided to four customers.

The termination of our relationship with Pfizer and Sanofi would adversely affect our business. For the nine months ended September 30, 2017 we derived 55.8% of our revenue from commercial contracts (of which 77.5% of our services revenue was for services provided to three large pharmaceutical customers and one Biotech company); 42.3% of our revenue was from subsidy revenue and the remaining 1.9% was derived from Government contracts. For the year ended December 31, 2016, we derived 59.5% of our revenues from commercial contracts of which 79.4% of our revenue was for services provided to three large pharmaceutical customers; 36.7% of our revenue was from subsidy revenue and the remaining 3.8% was derived from Government contracts. Prior to the acquisition of certain of the assets of Icagen we derived substantially all of our revenue from services we performed for two governmental agencies. Our business model which now concentrates on commercial customers is relatively new and there can be no assurance that we will be able to increase the revenue derived from commercial customers to a significant amount. As of the date hereof we have completed all contracts with the National Institutes of Health (“NIH”). Our Sanofi MSA provided that Sanofi make payments to Icagen-T of $10.125 million over the next forty-two months in consideration of Icagen-T providing services to Sanofi, so long as Icagen-T complies with the covenants set forth in the Sanofi MSA. Our MSA with Pfizer which terminated in July 2017 guaranteed $1,000,000 of revenue to us for the twelve-month period ended June 30, 2017. Our MSA with Sanofi guaranteed $32 million over a five-year period of which: (i) $21.875 million has been received; ii) a further $4.125 million is expected to be paid in year 2; (iii) $3 million is expected to be paid in year 3; (iv) $2 million is expected to be paid in year 4; and (v) $1 million is expected to be paid in year 5, all subject to us meeting certain terms and conditions. There can be no assurance that we will attract a sufficient number of other pharmaceutical companies to provide our services to or that Pfizer will continue to use our services or that Sanofi will increase the scope of the services required. We do not have enough information regarding our new business model to assess its success.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

Although we have generated revenue, our operating losses, negative cash flows from operations and limited alternative sources of revenue raise substantial doubt about our ability to continue as a going concern. During the nine months ended September 30, 2017 and the years ended December 31, 2016, and 2015 we did not generate enough revenue from operations to sustain our operations. We will be required to increase our revenue from customers and/or obtain additional financing in order to pay existing contractual obligations (which include the guaranteed payments to employees and amounts required to maintain the facility in Tucson and the amounts owed under the Convertible Notes) and to continue to cover operating losses and working capital needs. We cannot assure you that our revenue generated from operations or any future funds we raise will be sufficient to support our continued operations.

The audit report of RBSM LLP for the fiscal year ended December 31, 2016 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. If we cannot raise adequate capital on acceptable terms we will need to revise our business plans.

We have claims and lawsuits against us that may result in material adverse outcomes.

On April 22, 2014, Dentons’ US LLP (Dentons) filed a complaint against us seeking to confess a judgment in the amount of $3,050,000.00 based upon a settlement agreement we entered into with Dentons, dated July 5, 2013. We recently entered into a settlement agreement with Dentons that requires that we pay Dentons an aggregate of $1,400,000 over a fourteen-month period of which $500,000 has been paid to date. In addition, to secure its obligations under the agreement, we executed and delivered to Dentons a Confession of Judgment Affidavit in Support of Confession of Judgment in the amount of $3,891,549.32, representing the amount of the Judgment had obtained plus the costs of suit and interest accrued through May 15, 2017. The Confession of Judgment is not to be filed unless the Company defaults on its obligations under the Agreement and it will be returned to us upon payment in full under the Agreement. If the confession of judgment were to be enforced against Icagen, Inc. by Dentons it could result, among other things, our cash balances being depleted and/or extinguished, or the seizure of assets, which would have material adverse effect on us and our ability to continue to operate our business. We are also subject to various other claims and lawsuits in which adverse outcomes could result in significant monetary damages.

If we cannot establish profitable operations, we will need to raise additional capital to fully implement our business plan, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss of $(4,452,383) for the nine months ended September 30, 2017, a net loss of $(5,504,412) for the year ended December 31, 2016 and a net loss of $(8,676,037) for the year ended December 31, 2015. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. Pursuant to the terms of the Pfizer APA, as amended July 15, 2016, we are required to pay Pfizer, commencing May 2017, minimum quarterly payments of $50,000 each for the period May 2017 to March 31, 2019, including interest on the difference between the unpaid deferred purchase consideration and the $50,000, a lump sum of unpaid deferred purchase consideration due for the period January 1, 2017 to December 31, 2018, the deferred portion of the quarterly payments from March 2017 until December 31, 2018 on March 31, 2019 and thereafter a minimum payment of $250,000 each quarter up to a maximum of $10,000,000. Pursuant to the terms of the Sanofi APA, Icagen-T agreed to retain 46 employees at an estimated remaining cost to Icagen-T of $7,640,000 and to maintain and pay the maintenance costs of the Sanofi chemical libraries that remain at the Tucson Facility. We are also required to make significant payments under the terms of the Convertible Notes. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings will provide us with enough funds to continue our operations at our current level for the next four months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations and limit our marketing expenditures. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities, such as senior secured notes, may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations significantly, it could result in the loss of all of your investment in our stock.

Our management continues to have broad discretion over the use of proceeds from the May 2017 Debt Financing and a failure to use the proceeds effectively could have a material adverse effect on our business and cause the market price of our common stock to decline.

The Icagen-T management has broad discretion over the use of proceeds from the May 2017 debt financing. No assurance can be given that the application of the proceeds will improve our operating results or enhance the value of our common stock. The failure of management to use these funds effectively could have a material adverse effect on our business, cause the market price of our common stock to decline. The net proceeds, are being used for corporate purposes. Pending their use, Icagen-T may invest the net proceeds from the May 2017 debt financing in short-term, investment-grade, interest-bearing instruments and U.S. government securities.

The failure to comply with the terms of our notes could result in a default under the terms of the notes and, if uncured, it could potentially result in action against our pledged assets.

In the May 2017 debt financing, a Convertible Note in the aggregate principal amount of $2,000,000 was issued by us, we issued a Purchase Warrant to purchase initially up to 857,143 shares of our common stock, and a Convertible Note in the aggregate principal amount of $8,000,000 was issued by Icagen-T to the lender, which Convertible Notes are secured by a security interest in all of our and our subsidiaries existing and future assets, subject to existing security interests and exceptions. The Convertible Notes require us and Icagen-T, respectively, among other things, to maintain the security interest, make monthly installment payments, and meet various negative and affirmative covenants. If we or Icagen-T fails to comply with the terms of the Convertible Notes and/or the related agreements, the senior note holder could declare a note default and if the default were to remain uncured, the secured creditor would have the right to proceed against any or all of the collateral securing their Convertible Note, subject to the first priority of our secured creditors. Any action by our secured or unsecured creditors to proceed against our assets would likely have a serious disruptive effect on our business operations.

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

We have a substantial amount of indebtedness. As of September 30, 2017, our total debt was $20.3 million. Our substantial leverage could have important consequences to investors, including:

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

10.1	Settlement and Release Agreement, dated July 7, 2017 by and between Icagen, Inc. and Dr. Benjamin Warner (incorporated by reference to the Registrant’s Form 8-K (File No. 000-54748) filed with the Securities and Exchange Commission on July 11, 2017).

10.2	Settlement and ADEA Release Agreement, dated July 7, 2017 by and between Icagen, Inc. and Dr. Benjamin Warner (incorporated by reference to the Registrant’s Form 8-K (File No. 000-54748) filed with the Securities and Exchange Commission on July 11, 2017).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICAGEN, INC.

Date: November 14, 2017	By:	/s/ Richard Cunningham
Richard Cunningham President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Mark Korb
Chief Financial Officer (Principal Financial Officer)

