Form 10-Q
period 2018-03-31
Icagen, Inc.
filed 2018-05-21
CIK 1518520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Number of shares of common stock outstanding as of May 20, 2018 was 6,393,107.

ICAGEN, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 17, 2018. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Icagen,” the “Company,” “we,” “us” and “our” refer to Icagen, Inc.

i

ICAGEN, INC.

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets

Current Assets
Cash	$1,088,857	$2,763,596
Accounts receivable, net	1,543,575	1,739,895
Inventory	111,756	73,885
Prepaid expenses and other current assets	197,206	213,367
Total Current Assets	2,941,394	4,790,743

Non-Current Assets
Intangibles, net	7,370,825	7,427,071
Plant and equipment, net	2,003,963	2,181,753
Deposits	238,987	238,987
Total Non-Current Assets	9,613,775	9,847,811
Total Assets	$12,555,169	$14,638,554

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$2,142,579	$1,471,645
Other payables and accrued expenses	2,808,089	2,440,442
Legal settlement accrual	210,000	493,333
Loans payable	85,274	139,394
Deferred revenue	219,828	219,828
Deferred purchase consideration	200,000	206,458
Total Current Liabilities	5,665,770	4,971,100

Non-Current Liabilities
Deferred purchase consideration, net	8,307,433	8,232,664
Loans payable	56,706	71,296
Convertible loans payable	6,197,179	5,861,794
Derivative liability	4,073,878	4,168,964
Total Non-Current Liabilities	18,635,196	18,334,718

Total Liabilities	24,300,966	23,305,818

Commitment and contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 400,000 shares designated as Series A Preferred Stock and unissued, 3,000,000 shares designated as Series B Preferred stock and unissued, 6,600,000 undesignated and unissued	-	-
Subscription receipts for Series C Preferred shares	500,000	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,720,107 shares issued and 6,393,107 outstanding as of March 31, 2018 and December 31, 2017.	6,392	6,392
Additional paid-in-capital	25,238,160	25,084,252
Treasury stock, at cost 327,000 shares of common stock as of March 31, 2018 and December 31, 2017.	(237)	(237)
Accumulated deficit	(37,490,112)	(33,757,671)
Total Stockholder’s Deficit	(11,745,797)	(8,667,264)
Total Liabilities and Stockholders’ Deficit	$12,555,169	$14,638,554

See notes to the unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended
	March 31,	March 31,
	2018	2017

Revenue	$3,081,149	$5,819,950

Cost of sales	2,649,315	2,936,610

Gross profit	431,834	2,883,340

Operating expenses:
Selling, general and administrative expenses	2,992,321	3,098,274
Depreciation	457,456	384,731
Amortization	56,246	56,246
Total Operating expenses	3,506,023	3,539,251

Operating loss	(3,074,189)	(655,911)

Other income (expense)
Other income	6,384	226
Interest expense	(759,722)	(150,041)
Derivative liability movement	95,086	-
Total other expense	(658,252)	(149,815)

Net loss before income tax	(3,732,441)	(805,726)

Income tax	-	-

Net loss	(3,732,441)	(805,726)

Net Loss Per Share - Basic and Diluted	$(0.58)	$(0.13)

Weighted Average Number of Shares Outstanding - Basic and Diluted	6,393,107	6,393,107

See notes to the unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	March 31,	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,732,441)	$(805,726)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	457,456	384,731
Amortization expense	56,246	56,246
Stock based compensation charge	153,908	149,910
Amortization of debt discount	335,385	-
Derivative liability movements	(95,086)	-
Imputed interest on acquisition of Icagen assets	74,769	149,312
Changes in operating assets and liabilities
Accounts receivable	196,320	(35,302)
Inventory	(37,871)	-
Prepaid expenses and other current assets	16,161	(124,473)
Accounts payable	670,934	(60,936)
Deferred subsidy	-	(2,400,000)
Deferred revenues	-	(614,471)
Other payables and accrued expenses	79,832	551,991
CASH USED IN OPERATING ACTIVITIES	(1,824,387)	(2,748,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(279,665)	(354,946)
Purchase of intangibles	-	(153,164)
Proceeds on assets held for resale	-	20,381
NET CASH USED IN INVESTING ACTIVITIES	(279,665)	(487,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Asset financing	(70,687)	(86,253)
Subscription receipts	500,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	429,313	(86,253)

NET DECREASE IN CASH	(1,674,739)	(3,322,700)
Cash at the beginning of the period	2,763,596	4,936,948
CASH AT END OF PERIOD	$1,088,857	$1,614,248

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$325,000	$729

See notes to the unaudited condensed consolidated financial statements

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

Icagen, Inc. (“the Company”, “we”, “us”, “our”) is a Delaware corporation. The principal office of the Company is in Durham, North Carolina. The Company was incorporated in November 2003.

2.	ACCOUNTING POLICIES AND ESTIMATES

General

The (a) unaudited condensed consolidated balance sheets as of March 31, 2018, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2017, which have been derived from audited consolidated financial statements, and (b) the unaudited interim statements of operations and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 17, 2018.

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

Icagen Corp - Wholly owned subsidiary

Icagen-T Inc. - Wholly owned subsidiary

Caldera Discovery, Inc. - Wholly owned subsidiary

XRPro Sciences, Inc. - Wholly owned subsidiary

The preparation of these unaudited condensed consolidated financial statements in accordance with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company continually evaluates its estimates, including those related to bad debts and recovery of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to the Company’s reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment and intangible assets, the valuation of certain assets and intangibles acquired from a subsidiary of Pfizer, Inc., Icagen, and assumptions used in assessing impairment of long-term assets and the assumptions used in determining percentage of completion on its long-term contracts.

Concentrations of credit risk

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits of corporations, the current limit of coverage is $250,000. As a result of this coverage the Company has cash balances of $534,464 that are not covered by the FDIC as of March 31, 2018.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Concentration of major customers

The Company derives its revenues from commercial pharmaceutical and biotechnology companies as well as from Government research contracts and Government grants.

The Company derived 74.0% of its services revenue from five major customers during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company derived 79.1% of its revenue from three major customers. The Company continues to expand its customer base of major customers and partners.

	Three months ended
	March 31, 2018	March 31, 2017

Services revenue	$3,081,149	$3,293,795
Subsidy revenue	-	2,400,000
Government grants	-	126,155

	$3,081,149	$5,819,950

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

The balance of the receivables provision as at March 31, 2018 and December 31, 2017 was $0 and $0, respectively. The amount charged to bad debt provision for the three months ended March 31, 2018 and 2017 was $0 and $0 respectively.

Inventory

Inventory consists of laboratory consumables.

The Company values inventory at the lower of cost or net realizable value applied on a first-in, first-out basis. The Company identifies and writes down its excess and obsolete inventory to net realizable value based on usage forecasts, order volume and inventory aging.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Revenue recognition

The Company’s revenue recognition policy is consistent with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606, Revenue.

We have analyzed our revenue transaction pursuant to ASC 606, Revenue, and we have no material impact as a result of the transition from ASC 605 to 606. Our revenues are recognized when control of the promised services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company derives its revenues from the sale of its services, as defined below. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its revenue transactions:

i.	identify the contract with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv	allocate the transaction price to performance obligations in the contract; and

v	recognize revenue as the performance obligation is satisfied.

Revenue sources consist of commercial contracts, deferred subsidy revenue and government grants and contracts.

The Company enters into fixed fee commercial development contracts that are associated with the delivery of feasible research on drug candidates and the development of drug candidates. Revenue under such contracts is generally recognized upon delivery or as the development is performed.

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

The Company generally uses the cost-to-cost measure of progress for all its long-term contracts, unless it believes another measure will produce a more reliable result. The Company believes that the cost-to-cost measure is the best and most reliable performance indicator of progress on its long-term contracts as all its contract estimates are based on costs that it expects to incur in performing its long-term contracts and it has not experienced any significant variations on estimated to actual costs to date. Under the cost-to-cost measure of progress, the extent of progress towards completion is based on the ratio of costs incurred-to-date to the total estimated costs at the completion of the long-term contract. Revenues, including estimated fees or profits are recorded as costs are incurred.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, other current assets, other assets, accounts payable, accrued liabilities, and notes payable, approximate fair value due to the relatively short period to maturity for these instruments. The Company identified derivative liabilities relating to convertible debt instruments and certain variably priced warrants which are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company elected to apply the fair value option to derivative liabilities arising on convertible debt instruments and certain variably priced warrants.

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

Derivative Liabilities

The Company has derivative financial instruments as of March 31, 2018 and December 31, 2017.

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the three months ended March 31, 2018 and 2017 was $859,195 and $694,788, respectively.

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, its board members and members of the immediate families of principal owners of the Company. Parties are also considered related parties if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged.

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

The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects.

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

The amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10-45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall.

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

The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services—Insurance, should apply a prospective transition method for Correction or Improvement Summary of Amendments when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $(3,732,441) for the three months ended March 31, 2018 and $(6,110,434) for the year ended December 31, 2017, respectively. As of the three months ended March 31, 2018, and the year ended December 31, 2017 the Company had accumulated deficits of $37,490,112 and $33,757,671, respectively. The Company’s working capital deficit increased from $(180,357) to $(2,724,376). The Company’s working capital is insufficient to meet its short-term cash requirements and fund any future operating losses. These operating losses create an uncertainty about the Company’s ability to continue as a going concern. The Company’s plan, through the acquisition of the assets of Sanofi and Icagen and the continued promotion of its services to existing and potential customers is to generate sufficient revenues to cover its anticipated expenses. The Company closed its first tranche of a preferred stock equity raise on April 4, 2018, raising $2,000,000. Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, the management of the Company believes that the revenue to be generated from operations together with additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital or financing to fund ongoing operations.

4.	INVENTORY

Inventory represents the value of certain consumables utilized in the Company’s biological screening processes. These consumables are purchased in bulk and expensed as they are utilized.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2018	December 31, 2017

Prepaid insurance	41,338	75,774
Prepaid maintenance	146,285	129,260
Prepaid rent	2,500	2,500
Prepaid subscriptions	7,083	5,833
	$197,206	$213,367

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2018			December 31, 2017
	Cost	Amortization and Impairment	Net book value	Net book value

Cell lines	$5,153,664	$-	$5,153,664	$5,153,664
Discovery platform	1,450,500	(398,887)	1,051,613	1,087,875
Trade names and trademarks	637,500	-	637,500	637,500
Assembled workforce	282,500	(77,688)	204,812	211,875
Patents	972,000	(648,764)	323,236	336,157

	$8,496,164	(1,125,339)	$7,370,825	$7,427,071

The aggregate amortization expense charged to operations was $56,246 and $56,246 for the three months ended March 31, 2018 and 2017, respectively

Amortization expense for future periods is summarized as follows:

Amount

2018	$168,738
2019	224,984
2020	224,984
2021	224,984
2022 and thereafter	735,971

Total	$1,579,661

7.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	March 31, 2018			December 31, 2017
	Cost	Amortization and Impairment	Net book value	Net book value

Laboratory equipment	$2,467,509	$(1,133,779)	$1,333,730	$1,396,617
Computer software	1,583,692	(970,931)	612,761	716,860
Computer equipment	82,170	(44,971)	37,199	43,816
Leasehold improvements	38,974	(18,701)	20,273	24,460

	$4,172,345	(2,168,382)	$2,003,963	$2,181,753

Depreciation expense for the three months ended March 31, 2018 and 2017 was $457,456 and $384,731, respectively.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	OTHER PAYABLE AND ACCRUED EXPENSES

Other payables and accrued expenses consist of the following:

The Company accrues for vacation pay and bonus accruals in anticipation of making payments based on the achievement of predetermined goals.

	March 31, 2018	December 31, 2017

Bonus and vacation accrual	$2,213,563	$1,871,488
Payroll liabilities	69,901	44,858
Severance cost accrual	152,709	262,966
Interest accrual	135,694	108,333
Other	236,222	152,797
	$2,808,089	$2,440,442

9.	LEGAL SETTLEMENT LIABILITIES

The legal settlement liabilities consists of the following:

	March 31,	December 31,
	2018	2017
Settlement liability accruals
Dentons dispute	$200,000	$400,000
Eisenschenk matter	-	83,333
Other	10,000	10,000
	210,000	493,333
Disclosed as follows:
Short-term portion	210,000	493,333
	$210,000	$493,333

The Company has reached a Settlement and Release Agreement with Dentons and had agreed to pay Dentons the sum of $1,400,000 over a fourteen-month period of which $1,200,000 was paid to date.

10.	DEFERRED REVENUE

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

●	The $500,000 deferred purchase consideration due on July 1, 2017, was not earned by Pfizer due to Pfizer not meeting its $4,000,000 revenue target. This liability of $500,000 was reversed as other income during the year ended December 31, 2017.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	DEFERRED PURCHASE CONSIDERATION (continued)

Deferred purchase consideration is disclosed as follows:

	March 31, 2018	December 31, 2017
Deferred purchase consideration
Opening balance	$9,856,458	$10,500,000
Reversal of unearned purchase consideration	-	(500,000)
Interest due on deferred purchase consideration	20,903	25,578
Repayment	-	(169,120)
Closing balance	9,877,361	9,856,458

Present value discount on future payments
Opening balance	(1,417,336)	(1,712,689)
Imputed interest expense	74,769	300,511
Fair value adjustments	-	(5,158)
Closing balance	(1,342,567)	(1,417,336)

Deferred purchase consideration, net	8,534,794	8,439,122

Disclosed as follows:
Short-term portion	200,000	206,458
Interest disclosed under other payables	27,361	-
Long-term portion	8,307,433	8,232,664
Deferred purchase consideration, net	$8,534,794	$8,439,122

12.	LOANS PAYABLE

Loans payable consist of the following:

	March 31, 2018	December 31, 2017

Asset purchase arrangements	$141,980	$210,690
	141,980	210,690
Disclosed as follows:
Short-term portion	85,274	139,394
Long-term portion	56,706	71,296
	$141,980	$210,690

Future principal payments under loans payable are as follows:

Amount

Within 1 year	$85,274
Within 1 - 2 years	56,706
$141,980

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	LOANS PAYABLE (continued)

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

In July 2017, the Company agreed to purchase the equipment from Nanion for a purchase consideration of $225,000 for a total of 8 installments of $28,751 each, totaling $230,008, the installments bearing interest at an effective interest rate of 5.9% per annum. The Company owed $28,751 as of March 31, 2018

The Company acquired additional laboratory equipment on August 11, 2017 for a purchase consideration of $59,320 in terms of a deferred purchase arrangement whereby a deposit of $5,932 was paid and twenty-four monthly instalments of $2,472 will be paid commencing on September 11, 2017. The installments bearing interest at an effective rate of 10.33% per annum. The Company owed $41,673 as of March 31, 2018.

The Company acquired laboratory software during September 2017 for a purchase consideration of $98,446 in terms of a deferred purchase arrangement whereby a deposit of $10,546 was paid and the balance payable in 35 monthly instalments of $2,750 each, which commenced on September 30, 2017. The installments bear interest at an effective rate of 6.15% per annum. The Company owed $71,556 as of March 31, 2018.

13.	CONVERTIBLE DEBT

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	CONVERTIBLE DEBT (continued)

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	CONVERTIBLE DEBT (continued)

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

The transactions contemplated by the Securities Purchase Agreement closed and funded on May 15, 2017.

The movement on convertible debt is as follows:

	March 31, 2018	December 31, 2017

Convertible debt
Opening balance	$-	$-
Convertible debt issued	10,000,000	10,000,000
Closing balance	10,000,000	10,000,000

Debt discount
Opening balance	(4,138,206)	-
Original issue discount	-	(400,000)
Fair value of warrants and beneficial conversion feature of notes	-	(4,518,277)
Amortization of debt discount	335,385	780,071
Closing balance	(3,802,821)	(4,138,206)

Convertible debt, net	6,197,179	5,861,794

Disclosed as follows:
Short-term portion	-	-
Long-term portion	6,197,179	5,861,794

Convertible debt, net	$6,197,179	$5,861,794

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	DERIVATIVE LIABILITY

The Convertible Notes, together with the Purchaser Warrants issued to the note holders, disclosed in note 13 above, have variable priced conversion rights which may adjust whenever new securities are issued at prices lower than the current conversion and exercise price of the Convertible Notes and Purchaser Warrants issued to note holders. This gives rise to a derivative financial liability, which was initially valued upon the issue of the Convertible Notes and Purchaser Warrants using a Black-Scholes valuation model. The Beneficial conversion feature of the Convertible Notes was valued at $3,069,649 and the Purchaser Warrants issued in connection with the Convertible Notes were valued at $1,448,629.

The value of the derivative liability is re-assessed periodically and a mark-to-market adjustment, if applicable will be recorded in the statement of operations. The value of the derivative liability was re-assessed on March 31, 2018 and a mark-to-market gain of $95,086 was credited to the statement of operations for the three months ended March 31, 2018.

The following assumptions were used in the Black-Scholes valuation model.

Three months ended March 31, 2018

Calculated stock price	$3.50
Risk free interest rate	2.39 to 2.56%
Valuation period	2.1 to 4.1 years
expected volatility of underlying stock	44.6 to 53.3%
Expected dividend rate	0%

	March 31, 2018	December 31, 2017

Opening balance	$4,168,964	$-
Derivative liability on beneficial conversion feature of convertible debt and warrants issued to note holders	-	4,518,278
Mark-to-market adjustment	(95,086)	(349,314)
Closing balance	4,073,878	4,168,964

15.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 6,720,107 shares issued and 6,393,107 shares outstanding as of March 31, 2018 and December 31, 2017.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	WARRANTS

A summary of the Company’s warrant activity during the period January 1, 2017 to March 31, 2018 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2017	2,147,641	$3.50 to $11.40	$3.57
Granted	1,107,143	3.50	3.50
Forfeited/cancelled	(75,000)	4.20	4.20
Exercised	-	-	-
Outstanding December 31, 2017	3,179,784	$3.50 to $4.20	3.50
Granted	-	-	-
Forfeited/cancelled	(60,000)	4.20	4.20
Exercised	-	-	-
Outstanding March 31, 2018	3,119,784	$3.50 to $4.20	$3.52

The following table summarizes warrants outstanding and exercisable as of March 31, 2018:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$3.50	2,961,383	2.81		2,961,383
$3.85	143,401	2.25		143,401
$4.20	15,000	-		15,000

	3,119,784	2.77	$3.52	3,119,784	$3.52

17.	STOCK OPTIONS

A summary of all of our option activity during the period January 1, 2017 to March 31, 2018 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2017	1,333,291	$0.40 to $11.42	$3.59
Granted	120,000	3.50	3.50
Forfeited/cancelled	(33,332)	3.50	3.50
Exercised	-	-	-
Outstanding December 31, 2017	1,419,959	$0.40 to $11.42	3.59
Granted	-	-	-
Forfeited/cancelled	(37,014)	3.50	3.50
Exercised	-	-	-
Outstanding March 31, 2018	1,382,945	$0.40 to $11.42	$3.59

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	STOCK OPTIONS (continued)

The following tables summarize information about stock options outstanding as of March 31, 2018:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.40	15,000	4.58		15,000
$3.00	312,500	5.45		312,500
$3.50	902,154	8.17		476,656
$4.00	8,791	2.28		8,791
$5.00	128,500	3.24		128,500
$11.42	16,000	3.92		16,000

	1,382,945	6.47	3.59	957,447	3.63

No options were granted during the three months ended March 31, 2018. As of March 31, 2018, there were unvested options to purchase 425,498 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $942,868 which is expected to be recognized over a period of 39 months.

Stock option based compensation expense totaled $153,908 and $149,910 for the three months ended March 31, 2018 and 2017, respectively

Stock options outstanding as of March 31, 2018 as disclosed in the above table, have an intrinsic value of $202,750.

18.	INTEREST EXPENSE

Interest expense consists of the following:

	Three months ended March 31, 2018	Three months ended March 31, 2017

Imputed interest	$(74,769)	$(149,312)
Debt discount amortization	(335,385)	-
Interest expense	(349,028)	-
Other	(540)	(729)
	$(759,722)	$(150,041)

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	NET LOSS PER COMMON SHARE

For the three ended March 31, 2018 and 2017, respectively, the following convertible securities, options and warrants were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	Three months ended March 31, 2018	Three months ended March 31, 2017

Stock options	1,382,945	1,453,291
Warrants	3,119,784	2,147,641
Convertible securities	2,857,143	-
	7,359,872	3,600,932

20.	OPERATING LEASES

The Company entered into an asset purchase agreement with Icagen, Inc., a subsidiary of Pfizer, Inc., whereby certain assets were acquired from Icagen, Inc., the agreement included the sub-letting of premises located at Research Triangle Park, Durham, North Carolina. The lease terminates on April 30, 2019. The rental expense for the three months ended March 31, 2018 amounted to $49,060.

Future annual minimum payments required under operating lease obligations as of March 31, 2018, are as follows:

Amount

2018	144,979
2019	66,950

Total	$211,929

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	COMMITMENTS AND CONTINGENCIES

As a result of the agreements that the Company entered into with Pfizer and Sanofi, the Company is obligated; (i) to continue to retain certain employees at its Icagen-T facility until July 15, 2018, which it estimates will require additional compensation of $2,705,000 at its Icagen-T facility; (ii) make additional payments in terms of the Asset Purchase and Collaboration Agreement that it entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter is being deferred and paid as one lump sum with the payment being made the quarter ended March 31, 2019, bearing interest at 12.5% per annum, which interest is payable quarterly; (iii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period July l, 2015 to April 30, 2019 with annual escalations of 3.5%, estimated to be $288,697.

The Company reached a Settlement and Release Agreement with Dentons and has agreed to pay Dentons the sum of $1,400,000 over a period of fourteen months of which $1,200,000 was paid to date.

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

22.	SUBSEQUENT EVENTS

Private Placement

We have offered on a best efforts basis up to a maximum of forty (40) units and a minimum of ten (10) units, at a purchase price of $100,000 per unit, each unit consisting of 28,571 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and a seven year Warrant to acquire 28,571 shares of our common stock, par value, $0.001 per share, at an exercise price of $3.50 per share. On April 4, 2018, we closed the first tranche of the Offering and entered into a securities purchase agreement (the “Purchase Agreement”) with one accredited investor that is a trust of which a member of our Board of Directors is the trustee, pursuant to which we offered and sold an aggregate of twenty (20) Units. The sale of the twenty (20) Units resulted in gross offering proceeds of $2,000,000.

The Series C Preferred Stock ranks senior to the shares of our common stock, and any other class or series of stock issued by us with respect to dividend rights, redemption rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our affairs. Holders of Series C Preferred Stock are entitled to a cumulative dividend at the rate of 12.0% per annum, as set forth in the Certificate of Designation of Series C Convertible Preferred Stock classifying the Series C Preferred Stock, a form of which is attached as an annex to the Purchase Agreement (the “Certificate of Designation”). The Series C Preferred Stock is convertible at the option of the holders at any time into such number of shares of common stock as shall be equal to the $3.50 plus any accrued and unpaid dividends on such share of Series C Preferred Stock (the “Accreted Value”) divided by the conversion price, which initially is $3.50 per share, subject to certain customary anti-dilution adjustments. In addition, the Series C Preferred Stock automatically converts into shares of our common stock based upon the then effective conversion price upon the (i) closing of a sale of shares of common stock to the public in a Qualifying Public Offering (as defined below) or a reverse merger into a publicly reporting company that has its common stock listed or quoted and traded on a Trading Market ( as such term is defined in the Certificate of Designation) or (ii) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least seventy-five percent (75%) of the outstanding shares of Series C Preferred Stock (the “Requisite Holders”) (the time of such closing or the date and time specified of the event specified in such vote or written consent is referred to herein as the “Mandatory Conversion Date”).  A “Qualifying Public Offering” is defined as the first firm commitment underwritten public offering by the Company on or following the initial issuance date of the Series C Preferred in which shares of common stock are sold for its account solely for cash to the public resulting in proceeds to it and/or its subsidiary, Icagen-T, Inc. of no less than $8,000,000 (after deduction only of underwriter discounts and commissions) and where the shares of common stock registered under the Securities Act of 1933, as amended, and sold in such public offering are simultaneously listed and commence trading on a Trading Market ( as such term is defined in the Certificate of Designation)

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22.	SUBSEQUENT EVENTS (continued)

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

Upon the occurrence of a Cash Liquidity Event, the holders of the Series C Preferred Stock can require the Company to redeem their shares for Series C Preferred Stock for a price per share equal to $5.25 subject to adjustments. In addition, the Company has the right to redeem the shares at any time for a price per share equal to $5.25 subject to adjustments. A “Cash Liquidity Event” is defined as the closing of any sale, lease or licensing transaction relating to a single asset or multiple assets other than in our ordinary course of business, including, but not limited to a sale of a building, sale of biological assets or other upfront payments, resulting in aggregate gross proceeds received by us at closing or closings in a transaction or transactions during any twelve (12) month period in excess of $40,000,000.

As part of the Unit, the Company issued the Warrant to the Purchaser at an initial exercise price of $3.50 per share (subject to applicable adjustments) (the “Exercise Price”). The Warrant expires seven years after the issuance date.

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

The Warrants also contain certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization and issuances of securities at prices below the conversion price or similar transactions.

If, at the time a holder exercises its Warrant, there is no effective registration statement available for an issuance of the shares underlying the Warrant to the holder, then in lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Warrant. If the Company fails to timely deliver the shares underlying the Warrant, it will be subject to certain buy-in provisions.

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

On April 4, 2018, the Company closed on its first tranche of its best efforts offering of Series C Preferred stock and warrants, by entering into a Securities Purchase Agreement with a trust of which one member of the board of directors is the trustee pursuant to which the Company issued to the purchaser twenty (20) units, at a purchase price of $100,000 per unit. An Aggregate of 571,428 shares of Series C Preferred Stock and warrant to purchase an aggregate of 571,428 shares of common stock were sold at the initial closing. The gross cash proceeds from the sale of the twenty (20) units was $2,000,000 of which $500,000 was advanced in March 2018 and $1,500,000 was received in April 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on April 17, 2018. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Overview and Financial Condition

Icagen is a biotech company with expertise in drug discovery. Our team is derived from two key acquisitions of drug discovery experts in Neuroscience (Pfizer acquisition) and Rare Disease (Sanofi acquisition). Our business model is focused on research collaborations and partnerships with large pharmaceutical and biotechnology companies and foundations who we partner with to support the discovery and development of pharmaceuticals.

Our current business is divided into three sources of revenue: research funding provided to Icagen from collaborations with third parties for research provided as well as future milestone and royalty payments; potential licensing fees and other related fees paid for the licensing of our technology; and our integrated drug discovery services that we have been providing to third parties since our inception.

For the past two years, a significant portion of our revenue has been derived from our operations as a partner research organization providing integrated drug discovery services with unique expertise in the field of ion channel, transporter, neuroscience, muscle biology and rare disease targets while also covering many other classes of drug discovery targets and therapeutic areas. Our partners are pharmaceutical and biotechnology companies to whom we offer our industry-leading scientific expertise and technologies to aid in their determination of which molecules to advance into late stage preclinical studies and ultimately clinical trials. The core of our offering is the discovery of pre-clinical drug candidates (PDC’s), which are lead molecules (Leads) that are selected to enter into in-vivo studies during the pre-clinical phase of drug discovery. We offer a full complement of pre-clinical drug discovery capabilities which include; assay development technologies (including high throughput fluorescence, manual and automated electrophysiology and radiotracer flux assays), cell line generation, high-throughput and ultra-high-throughput screening, medicinal chemistry, computational chemistry and custom assay development to our partners. Our capabilities also include molecular biology and the use of complex functional assays, electrophysiology, bioanalytics and pharmacology. We believe that this integrated set of capabilities enhances our ability to identify drug candidates.

Subsequent to our acquisition of certain assets from Pfizer and Sanofi, a substantial portion of our revenue has been derived from our operations as a partner research organization from two commercial customers. As anticipated and in accordance with the terms of our MSA with Sanofi, the revenue derived from Sanofi has decreased during the first quarter of 2018 and the revenue derived from Sanofi comprised a smaller percentage of our overall revenue during such quarter.

More recently, we have begun to focus on partnership and collaboration opportunities with third parties, to provide us with an opportunity to fund research programs with the objective of discovering product candidates. This research funding is expected to derive revenue not only from our standard fees for integrated early discovery services but also from future milestone and royalty revenue from product candidates that may be developed and commercialized with our aid. We have developed in house a portfolio of assets targeting different indications that we believe would be ideal candidates for partnership opportunities.

In May, 2018 we entered into our first collaboration with the Cystic Fibrosis Foundation to work on a project focused on the discovery of therapeutics to treat patients with cystic fibrosis (CF) caused by nonsense mutations. The CF Foundation brings extensive resources and expertise to the project and, additionally, has awarded us up to USD $11 million to support an integrated, multi-year drug discovery initiative. We expect to screen over 2 million compounds as well as leverage our state-of-the-art in silico drug discovery platform to interrogate an additional ten million virtual structures for molecules that suppress nonsense mutations. Through these efforts, we intend to discover and evolve families of molecules that are suitable for clinical development.

Since inception, we have financed our operations primarily through private sales of our securities and settlement of legal matters. On April 4, 2018, we closed the first tranche of our best efforts offering of preferred stock and warrants and entered into a Securities Purchase Agreement with a trust of which one member of our Board of Directors is the trustee, pursuant to which we issued to the Purchaser twenty (20) units, at a purchase price of $100,000 per unit. An aggregate of 571,428 shares of Series C Preferred Stock and a warrant to purchase an aggregate of 571,428 shares of common stock were sold at the initial closing. The gross cash proceeds to us from the sale of the twenty (20) units was $2,000,000. We expect to continue to seek to obtain our required capital through the private sale of securities and revenue derived for the services we provide.

Discussions with respect to our operations included herein include the operations of our operating subsidiaries, Icagen Corp and Icagen-T, Inc. We have another two subsidiary companies, Caldera Discovery Inc. and XRpro Sciences Inc., which have always been dormant.

Results of Operations for the three months ended March 31, 2018 and the three months ended March 31, 2017.

Revenues

We had revenues totaling $3,081,149 and $5,819,950 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $2,738,801 or 47.1%. Included in the prior year revenues was a subsidy of $2,400,000 (41.2% of revenues) which was utilized to cover operating expenses of the Tucson site, in accordance with the terms of our MSA agreement with Sanofi, the subsidy expired in 2017. The current year to date service revenue of $3,081,149 (2017: $3,293,795) decreased by $212,646 or 6.5% over the prior year, this is primarily due to the timing of work performed and we do not believe this is indicative of a negative trend. In fact, we anticipate recognizing an additional $1,000,000 in revenue for work performed during the prior year and the first quarter of 2018 that to date we have been unable to recognize due to prolonged contract negotiations which has recently closed but for which we have already incurred expenses. Prior year revenues also included Government grant revenue of $126,155, we no longer perform any Government grant work and anticipate limited to no Government grants in the foreseeable future.

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

Cost of sales

Cost of sales totaled $2,649,315 and $2,936,610 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $287,295 or 9.8%. Cost of sales is primarily comprised of direct expenses related to providing our services to our customers. These direct expenses include salary expenses directly related to our statements of work and research contracts including those of our scientific personnel expenses, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts. Included in cost of sales is certain material costs and labor costs for work performed on the Cystic Fibrosis project for which we had no revenues due the prolonged contract negotiations, which has recently closed.

●	The salary expense included in cost of sales for the three months ended March 31, 2018 and 2017 respectively was $1,623,190 and $1,960,083, a decrease of $336,893 or 17.2%. The decrease is primarily due to the number of personnel located at our Tucson site working on internal research projects. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below.

●

The laboratory supplies and direct materials included in cost of sales for the three months ended March 31, 2018 and 2017, amounted to $852,719 and $652,407, an increase of $200,312 or 30.7%, the increase is primarily due to an increase in the utilization of certain expensive consumables based on the type of work we are performing.

●	Outside contractors’ cost included in cost of sales for the three months ended March, 31, 2018 and 2017, respectively, amounted to $121,065, and $292,816 a decrease of $171,751 or 58.7%, the decrease is due to the non-renewal of third party laboratory maintenance contracts for the Tucson Facility and the employment of several contractors during October in the prior year, who were previously employed as outside laboratory contractors.

Gross profit

Gross profit was $431,834 and $2,883,340 for the three months ended March 31, 2018 and 2017, respectively, a decrease in gross profit of $2,451,506 or 85.0%. The decrease in gross profit is primarily due to the decrease in deferred subsidy revenue of $2,400,000 and the increase in service revenues offset by an increase in cost of sales during the current quarter.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $2,992,321 and $3,098,274 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $105,953 or 3.4%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended March 31,		Increase/	Percentage
	2018	2017	(decrease)	change

Marketing and selling expenses	$35,262	$125,090	$(89,828)	(71.8)%

Payroll expense	766,228	947,956	(181,728)	(19.2)%

Research and development salaries	859,195	694,888	164,307	23.6%

Directors fees	55,000	55,000	-	-%

Stock option compensation charge	153,907	149,910	3,997	2.7%

Legal fees	118,197	110,244	7,953	7.2%

Consulting fees	136,470	161,691	(25,221)	(15.6)%

Facilities expense	601,119	579,546	21,573	3.7%

Travel expenditure	24,562	83,136	(58,574)	(70.5)%

Other expenses	242,381	190,813	51,568	27.0%

	$2,992,321	$3,098,274	$(105,953)	(3.4)%

The decrease in marketing expenditure over the prior period is primarily due a change in strategy with less reliance placed on developing a comprehensive CRO business model, therefore less marketing effort was required during the current period.

Total payroll expenses are allocated to the various expense categories detailed below:

	Three months ended March 31,		Increase/	Percentage
	2018	2017	(decrease)	change

Cost of sales	$1,623,190	$1,960,083	$(336,893)	(17.2)%

Selling, general and administrative expenses	766,228	947,956	(181,728)	(19.2)%

Research and development salaries	859,195	694,888	164,307	23.6%

	$3,248,613	$3,602,927	$(354,314)	(9.8)%

The decrease in total payroll expenditure is primarily due to the restructure of our operations with the release of our business development team due the change in our market focus from CRO to early stage drug discovery.

The total payroll expense included in cost of sales decreased by $336,893, primarily due to a reduction in the level of sales activity in the current period.

The payroll expense charged to selling, general and administrative expenses decreased by $181,728 primarily due the restructure of the organization and the release of the business development team and lower bonus and vacation accruals during the current period.

The payroll expense charged to research and development increased by $164,307. The increase is due to higher utilization of scientific personnel on commercial and internal projects during the current period.

Directors fees remained the same as the prior period, there was no increase in fee or directors’ headcount.

The stock option compensation charge increased by $3,997. The charge for each period is dependent upon the number of options issued, any new options issued, value of the options and the vesting schedule of these options. During the prior period in July and August 2016, options were issued to management of our North Carolina and Tucson facilities and in March 2017, options were issued to our directors and certain members of management. These option grants all have vesting periods ranging from 36 to 48 months and are expensed over the vesting period.

Legal fees increased by $7,953. The increase is in line with expectations.

Consulting expenses decreased by $25,221 over the prior period, primarily due to a reduction in consulting required in both the North Carolina and Tucson facilities to support our sales effort with Government agencies and technical consulting.

Facilities expense increased by $21,573 over the prior period, the increase is primarily due to expenditure incurred at the Tucson facility for maintenance contracts entered into to maintain the facilities.

Travel expenditure decreased by $58,574 due to the release of our business development team and the travel associated with their sales efforts.

Other expenses consist of various small expenses which are individually insignificant.

Depreciation and Amortization

We recognized depreciation expenses of $457,456 and $384,731 for the three months ended March 31, 2018 and 2017 respectively, an increase of $72,725 or 19.0%, the increase is primarily due to the acquisition of software at our Tucson site that was previously paid for by Sanofi.

Amortization expense was $56,246 and $56,246 for the three months ended March 31, 2018 and 2017, respectively.

Interest expense

Interest expense totaled $759,722 and $150,041 for the three months ended March 31, 2018 and 2017, respectively. The interest expense consists of the following:

●

Imputed interest on deferred purchase consideration on the acquisition of the North Carolina facility and equipment purchases of $74,769 and $142,904 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $67,543 or 47.3%, this is due to a revaluation exercise undertaken in the prior year whereby the expected payment schedule was revised to reflect current expectations.

●	The amortization of debt discount of $335,385 and $0 for the three months ended March 31, 2018 and 2017, respectively. Debt discount arose on the beneficial conversion feature and the Purchaser Warrants on the May 2017 debt funding during the prior year.

●	Interest expense of $349,028 and $0 for the three months ended March 31, 2018 and 2017, respectively, primarily due to interest incurred on the Convertible Debt in the current period.

Derivative liability movement

Derivative liability movement was $95,086 and $0 for the three months ended March 31, 2018, respectively. The movement during the current period represents the mark to market of the derivative liability raised on the warrants issued and the beneficial conversion feature of the convertible debt, with variable pricing options.

Net loss

Net loss totaled $3,732,441 and $805,726 for the three months ended March 31, 2018 and 2017, respectively, an increase of $2,926,715 or 363.2%. The increase is primarily due to the cessation of subsidy revenues received in the prior year amounting to $2,400,000 and an increase in interest expense, discussed above.

Liquidity and Capital Resources

We have a history of annual losses from operations since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants, settlement of lawsuits and more recently from debt funding, commercial customers and subsidy income. Although, we are generating funds from commercial customers, we continue to experience losses and may need to raise additional funds in the future to meet our working capital requirements. To date, we have never generated sufficient cash from operations to pay our operating expenses. We have received $24,875,000 from Sanofi and despite the $7,125,000 we expect to derive from Icagen-T for services provided to and operating expense contributions to be paid by Sanofi over the next two and a half years, we expect our expenses to increase as our operations expand and our expenses may continue to exceed such revenue. As of March 31, 2018, we had not generated sufficient additional revenue from operations to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2017 with respect to this uncertainty. We anticipate that our current cash and cash equivalents, including cash derived from the Series C Preferred Stock issued will not be sufficient to meet our operating needs for at least the next six months. However, if we should require additional capital, we may consider multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

As of March 31, 2018, we had cash totaling $1,088,857, other current assets totaling $1,852,537 and total assets of $12,555,169. We had total current liabilities of $5,665,770 and a net working capital deficit of $2,724,376. Total liabilities were $24,300,966, including deferred purchase consideration of $8,507,433. The deferred purchase consideration includes a net present value discount of $1,342,567 (made up of a gross present value discount of $2,468,700 less imputed interest movements of $1,126,133), the gross amount still due in terms of the acquisition agreement is $9,850,000 after the payment of $150,000 to date, based on a potential earn out charge of the greater of (i)10% of gross revenues commencing in January 2017 per quarter and (ii) $250,000 per quarter, up to a maximum of $10,000,000 of which amounts in excess of $50,000 can be deferred and $200,000 was deferred for the quarters ended June 30, 2017, September 30, 2017 and December 31, 2017. The deferred amount bears interest at a rate of 12.5% per annum. Our stockholders’ deficit amounted to $11,745,797.

On April 4, 2018, we closed the first tranche of our best efforts offering of preferred stock and warrants and entered into a Securities Purchase Agreement with a trust of which one member of our Board of Directors is the trustee, pursuant to which we issued to the Purchaser twenty (20) units, at a purchase price of $100,000 per unit. An aggregate of 571,428 shares of Series C Preferred Stock and a warrant to purchase an aggregate of 571,428 shares of common stock were sold at the initial closing. The gross cash proceeds to us from the sale of the twenty (20) units was $2,000,000. However, as stated above, the proceeds from the sale of the Series C Preferred Stock in addition to revenue generated is not sufficient to meet our operating needs for at least the next six months.

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

An analysis of our cash flows from operating, investing and financing activities for the three months ended March 31, 2018 and 2017, respectively, is provided below:

	Three months ended March 31,		Increase/	Percentage
	2018	2017	(decrease)	change

Net cash used in operating activities	$(1,824,387)	$(2,748,718)	$924,331	(33.6)%

Net cash used in investing activities	(279,665)	(487,729)	208,064	(42.7)%

Net cash provided by (used in) financing activities	429,313	(86,253)	515,566	(597.7)%

Net decrease in cash and cash equivalents	$(1,674,739)	$(3,322,700)	$1,647,961	(49.6)%

Net cash used in operating activities was $1,824,387 and $2,748,718 for the three months ended March 31, 2018 and 2017, respectively.

The decrease in cash used in operating activities was primarily due to the following:

	Three months ended March 31,		Increase/	Percentage
	2018	2017	(decrease)	change

Net loss	$(3,732,441)	$(805,726)	$(2,926,715)	363.2%

Adjustments for non cash items	982,678	740,199	242,479	32.8%

Changes in operating assets and liabilities	925,376	(2,683,191)	3,608,567	(134.5)%

Net cash used in operating activities	$(1,824,387)	$(2,748,718)	$924,331	(33.6)%

The increase in net loss is discussed under net loss in the results of operations for the three months ended March 31, 2018 and 2017, respectively.

The change in adjustments for non-cash items amounting to $242,479 is primarily due to; i) the amortization of debt discount of $335,385 during the current year, offset by; ii) the derivative liability movement of $95,086.

The change in operating assets and liabilities of $3,608,567 consisted primarily of i) a decrease in unamortized subsidy of $2,400,000; ii) the movement in deferred revenues of $614,471 and an increase in accounts payable movements of $731,870, due the timing of payments to our suppliers at month end.

Net cash used in investing activities decreased by $208,064, primarily due to; i) the purchase of cell lines for the Tucson facility during the prior year; ii) a decrease in overall asset purchases, consisting primarily of software.

Net cash used in financing activities increased by $515,566, primarily due to subscription receipts from the Series C shares issued subsequent to the period end.

Capital Expenditures

Our current plan is to purchase equipment and software to ensure that our recent acquisition of the Tucson Facility and North Carolina Facility functions efficiently and that we are able to support the commercialization efforts of the Company. We anticipate that we would need to spend an additional $1,200,000 on software licensing towards the end of the fiscal year.

As a result of the agreements that we entered into with Pfizer and Sanofi, we are obligated; (i) to continue to retain certain employees at our Icagen-T facility until July 15, 2018, which we estimate will require additional compensation of $2,705,000 at our Icagen-T facility; (ii) make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter is being deferred and paid as one lump sum with the payment being made the quarter ended March 31, 2019, bearing interest at 12.5% per annum, which interest is payable quarterly; (iii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period July l, 2015 to April 30, 2019 with annual escalations of 3.5%, estimated to be $199,000, for the remainder of the lease period.

In addition, we are required to make monthly interest payments of $108,333 under the terms of the notes issued in May 2017.

In terms of a Settlement and Release Agreement entered into between Dentons and us, we agreed to pay Dentons $1,400,000, of which $1,200,000 has been paid as of March 31, 2018.

Future annual minimum payments required under operating lease obligations as of March 31, 2018, are as follows:

Amount

2018	144,979
2019	66,950

Total	$211,929

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item IA, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on April 17, 2018. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Risks Related to the Company

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the three months ended March 31, 2018, we had a net loss of $(3,732,411) and for the year ended December 31, 2017 we had a net loss of $(6,110,434). The only year that we had net income was the year ended December 31, 2014 when we received proceeds from the settlement of the LANS matter. We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans and our services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

A significant portion of our net revenue has been generated from services provided to a limited number of our customers.

The termination of our relationship with Sanofi would adversely affect our business. For the three months ended March 31, 2018 we derived 100% of our revenue from commercial contracts (of which 74.0% of our services revenue was for services provided to five large pharmaceutical customers and one Biotech company For the year ended December 31, 2017, we derived 56.2% of our revenues from commercial contracts of which 78.8% of our revenue was for services provided to five large pharmaceutical customers; 42.4% of our revenue was from subsidy revenue and the remaining 1.4% was derived from Government contracts. Prior to the acquisition of certain of the assets of Icagen we derived substantially all of our revenue from services we performed for two governmental agencies. Our business model which now concentrates on commercial customers is relatively new and there can be no assurance that we will be able to increase the revenue derived from commercial customers to a significant amount. Our MSA with Sanofi guaranteed $32 million over a five-year period of which: (i) $24,625,000 has been received; ii) a further $1,375,000 million is expected to be paid in year 2; (iii) $3 million is expected to be paid in year 3; (iv) $2 million is expected to be paid in year 4; and (v) $1 million is expected to be paid in year 5, all subject to us meeting certain terms and conditions. There can be no assurance that we will attract a sufficient number of other pharmaceutical companies to provide our services to or that Pfizer will continue to use our services or that Sanofi will increase the scope of the services required. We do not have enough information regarding our new business model to assess its success.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

Although we have generated revenue, our operating losses, negative cash flows from operations and limited alternative sources of revenue raise substantial doubt about our ability to continue as a going concern. During the three months ended March 31, 2018 and the years ended December 31, 2017, and 2016 we did not generate enough revenue from operations to sustain our operations. We will be required to increase our revenue from customers and/or obtain additional financing in order to pay existing contractual obligations (which include the guaranteed payments to employees and amounts required to maintain the facility in Tucson and the amounts owed under the Convertible Notes) and to continue to cover operating losses and working capital needs. We cannot assure you that our revenue generated from operations or any future funds we raise will be sufficient to support our continued operations.

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

We incurred a net loss of $(3,732,411) for the three months ended March 31, 2018, a net loss of $(6,110,434) for the year ended December 31, 2017 and a net loss of $(5,504,412) for the year ended December 31, 2016. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. Pursuant to the terms of the Pfizer APA, as amended July 15, 2016, we are required to pay Pfizer, commencing May 2017, minimum quarterly payments of $50,000 each for the period May 2017 to March 31, 2019, including interest on the difference between the unpaid deferred purchase consideration and the $50,000, a lump sum of unpaid deferred purchase consideration due for the period January 1, 2017 to December 31, 2018, the deferred portion of the quarterly payments from March 2017 until December 31, 2018 on March 31, 2019 and thereafter a minimum payment of $250,000 each quarter up to a maximum of $10,000,000. Pursuant to the terms of the Sanofi APA, Icagen-T agreed to retain 46 employees at an estimated remaining cost to Icagen-T of $2,705,000 and to maintain and pay the maintenance costs of the Sanofi chemical libraries that remain at the Tucson Facility. We are also required to make significant payments under the terms of the Convertible Notes. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings will provide us with enough funds to continue our operations at our current level for the next four months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations and limit our marketing expenditures. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities, such as senior secured notes, may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations significantly, it could result in the loss of all of your investment in our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not been previously reported.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

3.1	Certificate of Designation of Powers, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to the Registrant’s Form 8-K (File No. 000-54748) filed with the Securities and Exchange Commission on April 9, 2018)

4.1	Form of Warrant (incorporated by reference to the Registrant’s Form 8-K (File No. 000-54748) filed with the Securities and Exchange Commission on April 9, 2018)

10.1

Form of Securities Purchase Agreement by and between Icagen, Inc. and the Purchaser named therein(incorporated by reference to the Registrant’s Form 8-K (File No. 000-54748) filed with the Securities and Exchange Commission on April 9, 2018)

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

ICAGEN, INC.

Date: May 21, 2018	By:	/s/ Richard Cunningham
Richard Cunningham President and Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2018	By:	/s/ Mark Korb
Chief Financial Officer (Principal Financial Officer)

