Form 10-Q
period 2018-06-30
Icagen, Inc.
filed 2018-08-20
CIK 1518520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Number of shares of common stock outstanding as of August 20, 2018 was 6,393,107.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Icagen,” the “Company,” “we,” “us” and “our” refer to Icagen, Inc.

i

ICAGEN, INC.

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ICAGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
Assets

Current Assets
Cash	$1,666,329	$2,763,596
Accounts receivable, net	1,782,820	1,739,895
Inventory	79,170	73,885
Prepaid expenses and other current assets	158,354	213,367
Total Current Assets	3,686,673	4,790,743

Non-Current Assets
Intangibles, net	7,314,579	7,427,071
Plant and equipment, net	1,763,750	2,181,753
Deposits	238,987	238,987
Total Non-Current Assets	9,317,316	9,847,811
Total Assets	$13,003,989	$14,638,554

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$2,617,275	$1,471,645
Other payables and accrued expenses	3,299,522	2,440,442
Legal settlement accrual	10,000	493,333
Loans payable	54,484	139,394
Deferred revenue	219,827	219,828
Deferred purchase consideration	200,000	206,458
Dividends payable	59,540	-
Total Current Liabilities	6,460,648	4,971,100

Non-Current Liabilities
Deferred purchase consideration, net	8,282,202	8,232,664
Loans payable	45,094	71,296
Convertible loans payable, net	6,555,804	5,861,794
Derivative liability	6,601,201	4,168,964
Total Non-Current Liabilities	21,484,301	18,334,718

Total Liabilities	27,944,949	23,305,818

Commitment and contingencies	-	-

Stockholders’ Deficit
Preferred stock , $0.001 par value, 10,000,000 authorized, 400,000 shares designated as Series A Preferred Stock and unissued, 3,000,000 shares designated as Series B Preferred stock and unissued, 1,142,856 designated as Series C Preferred stock and 5,457,144 undesignated and unissued	-	-
Series C Preferred Stock, $0.001 par value, 1,142,856 shares designated, 599,991 and 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively. (Liquidation preference $3,149,953)	600	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,720,107 shares issued and 6,393,107 outstanding as of June 30, 2018 and December 31, 2017.	6,392	6,392
Additional paid-in-capital	26,102,573	25,084,252
Treasury stock, at cost (327,000 shares of common stock as of June 30, 2018 and December 31, 2017.	(237)	(237)
Accumulated deficit	(41,050,288)	(33,757,671)
Total Stockholder’s Deficit	(14,940,960)	(8,667,264)
Total Liabilities and Stockholders’ Deficit	$13,003,989	$14,638,554

See notes to the unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017

Sales	$4,375,969	$5,774,547	$7,457,118	$11,594,497

Cost of sales	2,871,930	3,084,736	5,521,244	6,021,346

Gross profit	1,504,039	2,689,811	1,935,874	5,573,151

Operating expenses:
Selling, general and administrative expenses	2,648,323	3,814,546	5,640,644	6,912,820
Depreciation	368,274	458,174	825,730	842,905
Amortization	56,246	56,246	112,492	112,492
Total Operating expenses	3,072,843	4,328,966	6,578,866	7,868,217

Operating loss	(1,568,804)	(1,639,155)	(4,642,992)	(2,295,066)

Other income (expense)
Other income	-	500,000	6,384	500,226
Interest expense	(791,210)	(854,838)	(1,550,932)	(1,004,879)
Derivative liability movement	(1,140,623)	77,719	(1,045,537)	77,719
Total other expense	(1,923,833)	(277,119)	(2,590,085)	(426,934)

Net loss before income tax	(3,500,637)	(1,916,274)	(7,233,077)	(2,722,000)

Income tax	-	-	-	-

Net loss	(3,500,637)	(1,916,274)	(7,233,077)	(2,722,000)

Preferred stock dividend	(59,540)	-	(59,540)	-

Net loss available to common stock holders	$(3,560,177)	$(1,916,274)	$(7,292,617)	$(2,722,000)

Net Loss Per Share - Basic and Diluted	$(0.56)	$(0.30)	$(1.14)	$(0.43)

Weighted Average Number of Shares Outstanding - Basic and Diluted	6,393,107	6,393,107	6,393,107	6,393,107

See notes to the unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2018	Six months ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,233,077)	$(2,722,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	825,730	842,905
Amortization expense	112,492	112,492
Stock based compensation charge	305,620	315,192
Amortization of debt discount	694,010	535,282
Derivative liability movements	1,045,537	(77,719)
Deferred purchase consideration unearned by vendor	-	(500,000)
Imputed interest on acquisition of Icagen assets	149,538	292,517
Changes in operating assets and liabilities
Accounts receivable	(42,925)	(705,538)
Inventory	(5,285)	-
Prepaid expenses and other current assets	55,013	190,454
Accounts payable	1,145,630	(289,379)
Deferred subsidy	-	(4,800,000)
Deferred revenues	(1)	(417,591)
Other payables and accrued expenses	369,290	(579,612)
CASH USED IN OPERATING ACTIVITIES	(2,578,428)	(7,802,997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deferred purchase consideration	(100,000)	(50,000)
Purchase of plant and equipment	(407,727)	(555,125)
Purchase of intangibles	-	(153,164)
Proceeds on assets held for resale	-	20,381
NET CASH USED IN INVESTING ACTIVITIES	(507,727)	(737,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loan	-	9,600,000
Proceeds from bridge notes	-	1,500,000
Repayment of bridge notes	-	(1,500,000)
Repayment of Asset financing	(111,112)	(201,257)
Proceeds from the sale of Series C Convertible Preferred Stock	2,100,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,988,888	9,398,743

NET (DECREASE) INCREASE IN CASH	(1,097,267)	857,838
Cash at the beginning of the period	2,763,596	4,938,948
CAST AT END OF PERIOD	$1,666,329	$5,796,786

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$689,385	$172,253

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued concurrently with Series C Preferred Stock	$1,386,699	$-
Fair value of warrants issued concurrent with bridge notes	$-	$330,353
Discount on convertible debt and warrants issued concurrent with debt	$-	$4,518,278

See notes to the unaudited condensed consolidated financial statements

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

Icagen, Inc. (“the Company”, “we”, “us”, “our”) is a Delaware corporation. The principal office of the Company is in Durham, North Carolina. The Company was incorporated in November 2003.

2.	ACCOUNTING POLICIES AND ESTIMATES

General

The (a) unaudited condensed consolidated balance sheets as of June 30, 2018, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2017, which have been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated statements of operations and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 17, 2018.

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

Icagen Corp - Wholly owned subsidiary

Icagen-T Inc. - Wholly owned subsidiary

Caldera Discovery, Inc. - Wholly owned subsidiary

XRPro Sciences, Inc. - Wholly owned subsidiary

The preparation of these unaudited condensed consolidated financial statements in accordance with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company continually evaluates its estimates, including those related to bad debts and recovery of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to the Company’s reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment and intangible assets, the valuation of certain assets and intangibles acquired from a subsidiary of Pfizer, Inc., Icagen, and assumptions used in assessing impairment of long-term assets, the assumptions used in determining percentage of completion on its long-term contracts, and the assumptions used to calculate fair value of warrants and options granted, in addition to assumptions used to calculate the value of the derivative liability.

Concentrations of credit risk

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits of corporations, the current limit of coverage is $250,000. As a result of this coverage the Company has cash balances of $1,233,033 that are not covered by the FDIC as of June 30, 2018.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Concentration of major customers

The Company derives its revenues from commercial pharmaceutical and biotechnology companies from Government research contracts and Government grants.

The Company derived 71.0% of its services revenue from four major customers during the six months ended June 30, 2018. During the six months ended June 30, 2017, the Company derived 71.3% of its revenue from three major customers. The Company continues to expand its customer base of major customers and partners.

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Services revenue	$4,375,969	$3,179,958	$7,457,118	$6,473,753
Subsidy revenue	-	2,400,000	-	4,800,000
Government grants	-	194,589	-	320,744

	$4,375,969	$5,774,547	$7,457,118	$11,594,497

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

The balance of the receivables provision as at June 30, 2018 and December 31, 2017 was $0 and $0, respectively. The amount charged to bad debt provision for the three and six months ended June 30, 2018 and 2017 was $0 and $0, respectively.

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

The Company has analyzed its revenue transactions pursuant to ASC 606, Revenue, and it has no material impact as a result of the transition from ASC 605 to 606. The Company’s revenues are recognized when control of the promised services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company derives its revenues from the sale of its services, as defined below. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its revenue transactions:

i.	identify the contract with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to performance obligations in the contract; and

v.	recognize revenue as the performance obligation is satisfied.

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

In the prior year, the Company had received certain deferred subsidy revenue which was utilized to support its operations, maintain the facilities that it operates in and continue the employment of certain employees to provide, if needed, resources to certain of its customers. This deferred subsidy revenue was amortized over a straight-line basis to match the expected expenses to be incurred over the period July 15, 2016 to December 31, 2017.

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

The beneficial conversion feature of a convertible note is measured by first allocating a portion of the note’s proceeds to any warrants, if applicable, as a discount on the carrying amount of the convertible on a relative fair value basis. The discounted face value is then used to measure the effective conversion price of the note. The effective conversion price and the market price of the Company’s common stock are used to calculate the intrinsic value of the conversion feature. The intrinsic value is recorded in the financial statements as a debt discount from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to amortization of debt discount on the Company’s consolidated statement of operations. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the preferred shares transaction and the effective conversion price embedded in the preferred shares.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Derivative Liabilities

The Company has derivative financial instruments as of June 30, 2018 and December 31, 2017.

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

Conversion options related to debt instruments are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument using effective interest method.

Conversion options related to equity instruments are recorded as a deemed dividend at the grant date of the equity instrument.

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

The amount expensed for unrecovered research costs, included in Selling, general and administrative expenses during the three and six months ended June 30, 2018 was $676,583 and $1,535,778 and for the three and six months ended June 30, 2017 was $791,732 and $1,486,620, respectively.

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

Recent accounting pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting.

The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.

The impact of this ASU on the Company’s financial statements is not expected to be material.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements.

The amendments in this Update provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests.

The amendments in this Update provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met: 1. The timing and pattern of transfer of the non-lease component(s) and associated lease component are the same. 2. The lease component, if accounted for separately, would be classified as an operating lease.

The amendments in this Update related to separating components of a contract affect the amendments in Update 2016-02, which are not yet effective but can be early adopted.

The Company is currently considering the impact this ASU will have on its financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $(7,233,077) for the six months ended June 30, 2018 and $(6,110,434) for the year ended December 31, 2017, respectively. As of the six months ended June 30, 2018, and the year ended December 31, 2017 the Company had accumulated deficits of $41,050,288 and $33,757,671, respectively. The Company’s working capital deficit increased from $(180,357) to $(2,773,975). The Company’s working capital is insufficient to meet its short-term cash requirements and fund any future operating losses. These operating losses create an uncertainty about the Company’s ability to continue as a going concern. The Company’s plan, through the acquisition of the assets of Sanofi and Icagen and the continued promotion of its services to existing and potential customers is to generate sufficient revenues to cover its anticipated expenses. The Company closed its first and second tranche of a preferred stock equity raise on April 4, 2018 and May 30, 2018, raising an aggregate of $2,100,000, subsequent to June 30, 2018, the Company closed a third tranche of a preferred stock raise on July 11, 2018, raising an additional $400,000. Subsequent to June 30, on August 13, 2018, we closed the first tranche of fifty units of our note and warrant offering of a maximum of one hundred fifty units, each unit consisting of a $10,000 note and a warrant exercisable for 1,500 shares of common stock at an exercise price of $3.50 per share, raising an additional $500,000. Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, the management of the Company believes that the revenue to be generated from operations together with additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital or financing to fund ongoing operations.

4.	INVENTORY

Inventory represents the value of certain consumables utilized in the Company’s biological screening processes. These consumables are purchased in bulk and expensed as they are utilized.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2018	December 31, 2017

Prepaid insurance	$37,072	$75,774
Prepaid maintenance	119,511	129,260
Prepaid rent	-	2,500
Prepaid subscriptions	1,771	5,833
	$158,354	$213,367

6.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2018			December 31, 2017
	Cost	Amortization and Impairment	Net book value	Net book value

Cell lines	$5,153,664	$-	$5,153,664	$5,153,664
Discovery platform	1,450,500	(435,150)	1,015,350	1,087,875
Trade names and trademarks	637,500	-	637,500	637,500
Assembled workforce	282,500	(84,750)	197,750	211,875
Patents	972,000	(661,685)	310,315	336,157

	$8,496,164	$(1,181,585)	$7,314,579	$7,427,071

The aggregate amortization expense charged to operations was $56,246 for each of the three months ended June 30, 2018 and 2017, and $112,492 for each of the six months ended June 30, 2018 and 2017, respectively.

Amortization expense for future periods is summarized as follows:

Amount

2018	$112,492
2019	224,984
2020	224,984
2021	224,984
2022 and thereafter	735,971

Total	$1,523,415

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	June 30, 2018			December 31, 2017
	Cost	Amortization and Impairment	Net book value	Net book value

Laboratory equipment	$2,495,965	$(1,214,464)	$1,281,501	$1,396,617
Computer software	1,671,192	(1,246,969)	424,223	716,860
Computer equipment	94,276	(52,337)	41,939	43,816
Leasehold improvements	38,974	(22,887)	16,087	24,460

	$4,300,407	$(2,536,657)	$1,763,750	$2,181,753

Depreciation expense for the three months ended June 30, 2018 and 2017 was $368,274 and $458,174, respectively, and $825,730 and $842,905 for the six months ended June 30, 2018 and 2017, respectively.

8.	OTHER PAYABLE AND ACCRUED EXPENSES

Other payables and accrued expenses consist of the following:

	June 30, 2018	December 31, 2017

Bonus and vacation accrual	$2,373,987	$1,871,488
Payroll liabilities	61,628	44,858
Severance cost accrual	76,355	262,966
Interest accrual	118,768	108,333
Advances from shareholders	300,000	-
Other	368,784	152,797

	$3,299,522	$2,440,442

The Company accrues for vacation pay and bonus accruals in anticipation of making payments based on the achievement of predetermined goals.

The Company received $300,000 from certain shareholders, designated as Series C Preferred units, the Securities Purchase Agreements related to these proceeds have not been concluded yet, upon execution of the Securities Purchase Agreements, the Series C Preferred units will be issued to the shareholders.

9.	LEGAL SETTLEMENT LIABILITIES

The legal settlement liabilities consists of the following:

	June 30, 2018	December 31, 2017

Settlement liability accruals
Dentons dispute	$-	$400,000
Eisenschenk matter	-	83,333
Other	10,000	10,000
	10,000	493,333
Disclosed as follows:
Short-term portion	10,000	493,333
	$10,000	$493,333

The Company has settled all outstanding legal matters with the remaining $10,000 representing a contingency accrual.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	DEFERRED REVENUE

Deferred revenue represents payments received in advance from customers in terms of master service agreements entered into with them. Revenue is recognized as and when the work is performed.

11.	DEFERRED PURCHASE CONSIDERATION

In terms of the Icagen asset purchase agreement entered into on July 1, 2015, with a subsidiary of Pfizer, Inc, now known as Pfizer Research (NC), Inc., the Company has the following deferred purchase price obligations:

●	commencing May 30, 2017, the Company is obligated to pay additional purchase price consideration calculated (“Earn Out Payment”) at the greater of (i) 10% (ten percent) of gross revenues per quarter (exclusive of revenue paid by Sanofi to Icagen-T) and (ii) $250,000 per quarter up to an aggregate maximum of $10,000,000 (the “Maximum Earn Out Payment”), subject to the next paragraph. These earn out payments are payable quarterly, 60 days after the completion of each calendar quarter. There are no indications that the Company will not meet the maximum earn out payment.

The Company amended its agreement with Pfizer Research (NC), Inc. (the “Second Amendment”), whereby the Company, at its option, may defer payment of any amount exceeding $50,000 of the minimum additional purchase price consideration of $250,000 per quarter until March 31, 2019 such that the Company is only required to pay $50,000 per quarter for the quarters ending March 2017 to December 2018. Deferred purchase consideration bears interest at a rate of 12.5% per annum, which interest is payable quarterly. The deferred purchase consideration in terms of this agreement is payable, together with the deferred purchase consideration for the quarter ended March 31, 2019, as one lump sum. The Second Amendment also provides that if there is an Insolvency Event (as such term is defined in the Second Amendment) prior to the time that Pfizer Research (NC), Inc. has received the Maximum Earn Out Payment, then upon such Insolvency Event, the full amount of any Earn Out Shortfall (the difference between the Maximum Earn Out Payment and the amount of all Earn Out Payments paid to date) shall be due and payable without further notice, demand or presentment for payment.

●	The $500,000 deferred purchase consideration due on July 1, 2017, was not earned by Pfizer due to Pfizer not meeting its $4,000,000 revenue target. This liability of $500,000 was reversed as other income during the year ended December 31, 2017.

Deferred purchase consideration is disclosed as follows:

	June 30, 2018	December 31, 2017
Deferred purchase consideration
Opening balance	$9,856,458	$10,500,000
Reversal of unearned purchase consideration	-	(500,000)
Interest due on deferred purchase consideration	50,978	25,578
Repayment	(147,001)	(169,120)
Closing balance	9,760,435	9,856,458

Present value discount on future payments
Opening balance	(1,417,336)	(1,712,689)
Imputed interest expense	149,538	300,511
Fair value adjustments	-	(5,158)
Closing balance	(1,267,798)	(1,417,336)

Deferred purchase consideration, net	8,492,636	8,439,122

Disclosed as follows:
Short-term portion	200,000	206,458
Interest disclosed under other payables	10,434	-
Long-term portion	8,282,202	8,232,664
Deferred purchase consideration, net	$8,492,636	$8,439,122

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	LOANS PAYABLE

Loans payable consist of the following:

	June 30, 2018	December 31, 2017

Asset purchase arrangements	$99,578	$210,690
	99,578	210,690
Disclosed as follows:
Short-term portion	54,484	139,394
Long-term portion	45,094	71,296
	$99,578	$210,690

Future principal payments under loans payable are as follows:

Amount

Within 1 year	$54,484
Within 1 - 2 years	45,094
$99,578

Asset Purchase arrangements

The Company acquired laboratory equipment on August 11, 2017 for a purchase consideration of $59,320 in terms of a deferred purchase arrangement whereby a deposit of $5,932 was paid and twenty-four monthly installments of $2,472 will be paid commencing on September 11, 2017. The installments bear interest at an effective rate of 10.33% per annum. The Company owed $35,208 as of June 30, 2018.

The Company acquired laboratory software during September 2017 for a purchase consideration of $98,446 in terms of a deferred purchase arrangement whereby a deposit of $10,546 was paid and the balance payable in thirty five monthly installments of $2,750 each, which commenced on September 30, 2017. The installments bear interest at an effective rate of 6.15% per annum. The Company owed $64,370 as of June 30, 2018.

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

In addition, any time after issuance, so long as no Event of Default has occurred and/or is continuing, each of the Company and Icagen-T, has the right to redeem all or part of each Convertible Note then outstanding, with a minimum prepayment amount of $500,000, at any time upon five (5) business days’ notice to the Purchaser by paying an amount in cash equal to: a range between 101% and 103% of the Conversion Amount being redeemed if paid in full and if an Event of Default has occurred and is continuing the Purchaser has the right to require the Company to redeem the Conversion Amount for an amount of cash equal to a range between 116% and 118% of the Conversion Amount being redeemed. The “Conversion Amount” is defined as the sum of (a) the portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made, (b) all accrued and unpaid Interest with respect to such portion of such principal, (c) all accrued and unpaid late charges with respect to such portion of such principal and such Interest, if any, and (d) all other amounts due thereunder.

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

In addition, subject to limited exceptions, a holder of the Company Note and Icagen-T Note will not have the right to convert any portion of such note if such holder, together with its affiliates, would beneficially own in excess of the Beneficial Ownership Limitation. A holder of the Company Note and Icagen-T Note may adjust the Beneficial Ownership Limitation upon not less than 61 days’ prior notice to the Parent, provided that such Beneficial Ownership Limitation in no event shall exceed 4.99%.

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

If, at the time a holder exercises the Purchaser Warrant, there is no effective registration statement available for an issuance of the shares underlying the Purchaser Warrant to the holder, then in lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of the Company’s Common Stock determined according to a formula set forth in the Purchaser Warrant. If the Company fails to timely deliver the shares underlying the Purchaser Warrants, it will be subject to certain buy-in provisions.

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	CONVERTIBLE DEBT (continued)

The transactions contemplated by the Securities Purchase Agreement closed and funded on May 15, 2017.

The movement on convertible debt is as follows:

	June 30, 2018	December 31, 2017

Convertible debt
Opening balance	$10,000,000	$-
Convertible debt issued	-	10,000,000
Closing balance	10,000,000	10,000,000

Debt discount
Opening balance	(4,138,206)	-
Original issue discount	-	(400,000)
Fair value of warrants and beneficial conversion feature of notes	-	(4,518,277)
Amortization of debt discount	694,010	780,071
Closing balance	(3,444,196)	(4,138,206)

Convertible debt, net	6,555,804	5,861,794

Disclosed as follows:
Short-term portion	-	-
Long-term portion	6,555,804	5,861,794

Convertible debt, net	$6,555,804	$5,861,794

14.	DERIVATIVE LIABILITY

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

On April 2, 2018 and May 30, 2018, the Company closed on the first tranche and second tranche of the Series C Preferred units, discussed in note 15 below. Each Preferred Series C unit includes warrants exercisable over 28,571 shares of common stock at an initial exercise price of $3.50 per share subject to anti-dilution pricing adjustments. The anti-dilution pricing adjustments give rise to a derivative financial liability which was initially valued using a Black Scholes valuation model at $1,386,699.

The value of the derivative liability is re-assessed periodically and a mark-to-market adjustment, if applicable will be recorded in the statement of operations. The value of the derivative liability was re-assessed on June 30, 2018 and a mark-to-market loss of $1,045,537 was debited to the statement of operations for the six months ended June 30, 2018.

The following assumptions were used in the Black-Scholes valuation model.

Six months ended June 30, 2018

Calculated stock price	$3.50
Risk free interest rate	2.39 to 2.78%
Valuation period	1.88 to 7 years
expected volatility of underlying stock	44.6 to 68.0%
Expected dividend rate	0%

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	DERIVATIVE LIABILITY (continued)

The movements in the derivative financial liability is as follows:

	June 30, 2018	December 31, 2017

Opening balance	$4,168,965	$-
Derivative liability on beneficial conversion feature of convertible debt and warrants issued to note holders	-	4,518,278
Derivative liability on the fair value of series C Preferred stock warrants issued	1,386,699	-
Mark-to-market adjustment	1,045,537	(349,313)
Closing balance	$6,601,201	$4,168,965

15.	SERIES C PREFERRED STOCK

Series C Preferred Stock consists of 1,142,856 authorized shares of $0.001 each, of which 599,991 and 0 shares are issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

On April 3, 2018, the Company filed the Certificate of Designation with the Secretary of State of the State of Delaware establishing the Series C Convertible Preferred Stock which entitles each holder of Series C Preferred Stock to a cumulative dividend at the rate of 12.0% per annum, payable quarterly in arrears.

The Company has offered on a best efforts basis up to a maximum of forty (40) units and a minimum of ten (10) units, at a purchase price of $100,000 per unit, each unit consisting of 28,571 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and a seven year Warrant to acquire 28,571 shares of the Company’s common stock, par value, $0.001 per share, at an exercise price of $3.50 per share.

On April 4, 2018, the Company closed on its first tranche of 20 Series C Preferred units for gross proceeds of $2,000,000 with a member of its Board of Directors.

On May 30, 2018, the Company closed on its second tranche of 1 Series C Preferred unit for gross proceeds of $100,000 with a member of its Board of Directors.

The Series C Preferred Stock ranks senior to the shares of the Company’s common stock, and any other class or series of stock issued by us with respect to dividend rights, redemption rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of its affairs. Holders of Series C Preferred Stock are entitled to a cumulative dividend at the rate of 12.0% per annum, as set forth in the Certificate of Designation of Series C Convertible Preferred Stock. The Series C Preferred Stock is convertible at the option of the holders at any time into such number of shares of common stock as shall be equal to the $3.50 plus any accrued and unpaid dividends on such share of Series C Preferred Stock (the “Accreted Value”) divided by the conversion price, which initially is $3.50 per share, subject to certain customary anti-dilution adjustments. In addition, the Series C Preferred Stock automatically converts into shares of the Company’s common stock based upon the then effective conversion price upon the (i) closing of a sale of shares of common stock to the public in a Qualifying Public Offering (as defined below) or a reverse merger into a publicly reporting company that has its common stock listed or quoted and traded on a Trading Market (as such term is defined in the Certificate of Designation) or (ii) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least seventy-five percent (75%) of the outstanding shares of Series C Preferred Stock (the “Requisite Holders”) (the time of such closing or the date and time specified of the event specified in such vote or written consent is referred to herein as the “Mandatory Conversion Date”).  A “Qualifying Public Offering” is defined as the first firm commitment underwritten public offering by the Company on or following the initial issuance date of the Series C Preferred in which shares of common stock are sold for its account solely for cash to the public resulting in proceeds to it and/or its subsidiary, Icagen-T, Inc. of no less than $8,000,000 (after deduction only of underwriter discounts and commissions) and where the shares of common stock registered under the Securities Act of 1933, as amended, and sold in such public offering are simultaneously listed and commence trading on a Trading Market (as such term is defined in the Certificate of Designation)

In the event of any liquidation, dissolution or winding-up of the Company, holders of the Series C Preferred Stock shall be entitled to a preference on liquidation equal to $5.25 per share of Series C Preferred Stock plus all accrued and unpaid dividends.

Each holder of Series C Preferred Stock shall have the right to cast the number of votes equal to three times the number of shares into which the Series C Preferred Stock is convertible and the Series C holders as a group, shall have the right to elect one director on the Company’s Board of Directors. The Company cannot take the following actions without the approval of the Requisite Holders and the consent of its Board of Directors, including the Series C Preferred Stock director: (i) liquidate, dissolve or wind up its business, (ii) amend its Certificate of Incorporation or Bylaws, (iii) create any new class of stock unless it ranks junior to the Series C Preferred Stock with respect to dividends and liquidation, (iv) amend or alter any class of stock pari passu with the Series C Preferred Stock to make it senior with respect to dividends and liquidation, (v) purchase or redeem any other shares of its stock, or (vi) increase the size of its Board of Directors.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	SERIES C PREFERRED STOCK (continued)

Upon the occurrence of a Cash Liquidity Event, the holders of the Series C Preferred Stock can require the Company to redeem their shares for Series C Preferred Stock for a price per share equal to $5.25 subject to adjustments. In addition, the Company has the right to redeem the shares at any time for a price per share equal to $5.25 subject to adjustments. A “Cash Liquidity Event” is defined as the closing of any sale, lease or licensing transaction relating to a single asset or multiple assets other than in the ordinary course of the Company’s business, including, but not limited to a sale of a building, sale of biological assets or other upfront payments, resulting in aggregate gross proceeds received by us at closing or closings in a transaction or transactions during any twelve (12) month period in excess of $40,000,000.

During the three and six months ended June 30, 2018, the Company has accrued dividends of $59,540 on Series C Preferred Stock.

16.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 6,720,107 shares issued and 6,393,107 shares outstanding as of June 30, 2018 and December 31, 2017.

17.	WARRANTS

As part of the Series C Preferred Units, the Company issued Warrants to the Purchaser at an initial exercise price of $3.50 per share (subject to applicable adjustments) (the “Exercise Price”), each unit consisting of 28,571 shares of Series C Preferred Stock and warrants exercisable over 28,571 shares of common stock. The Warrant expires seven years after the issuance date.

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

On April 4, 2018, the Company closed on its first tranche of 20 Series C Preferred units for gross proceeds of $2,000,000 with a member of its Board of Directors, resulting in warrants exercisable over 571,420 shares of common stock at an initial exercise price of $3.50 per share.

On May 30, 2018, the Company closed on its second tranche of 1 Series C Preferred unit for gross proceeds of $100,000 with a member of its Board of Directors, resulting in warrants exercisable over 28,571 shares of common stock at an initial exercise price of $3.50 per share.

A summary of the Company’s warrant activity during the period January 1, 2017 to June 30, 2018 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2017	2,147,641	$3.50 to $11.40	$3.57
Granted	1,107,143	3.50	3.50
Forfeited/cancelled	(75,000)	4.20	4.20
Exercised	-	-	-
Outstanding December 31, 2017	3,179,784	$3.50 to $4.20	3.50
Granted	599,991	-	3.50
Forfeited/cancelled	(75,000)	4.20	4.20
Exercised	-	-	-
Outstanding June 30, 2018	3,704,775	$3.50 to $4.20	$3.51

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	WARRANTS (continued)

The following table summarizes warrants outstanding and exercisable as of June 30, 2018:

	Warrants outstanding			Warrants exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$3.50	3,561,374	3.27		3,561,374
$3.85	143,401	2.00		143,401
	3,704,775	3.22	$3.51	3,704,775	$3.51

18.	STOCK OPTIONS

A summary of all of the option activity during the period January 1, 2017 to June 30, 2018 is as follows:

	No. of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2017	1,333,291	$0.40 to $11.42	$3.59
Granted	120,000	3.50	3.50
Forfeited/cancelled	(33,332)	3.50	3.50
Exercised	-	-	-
Outstanding December 31, 2017	1,419,959	$0.40 to $11.42	3.59
Granted		-	-
Forfeited/cancelled	(37,014)	3.50	3.50
Exercised	-	-	-
Outstanding June 30 , 2018	1,382,945	$0.40 to $11.42	$3.59

The following tables summarize information about stock options outstanding as of June 30, 2018:

	Options outstanding			Options exercisable
Exercise price	No. of shares	Weighted average remaining years	Weighted average exercise price	No. of shares	Weighted average exercise price

$0.40	15,000	4.58		15,000
$3.00	312,500	5.45		312,500
$3.50	902,154	8.17		527,697
$4.00	8,791	2.28		8,791
$5.00	128,500	3.24		128,500
$11.42	16,000	3.92		16,000

	1,382,945	6.22	$3.59	1,008,488	$3.63

No options were granted during the six months ended June 30, 2018. As of June 30, 2018, there were unvested options to purchase 374,457 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $791,156 which is expected to be recognized over a period of 36 months.

Stock option based compensation expense totaled $151,712 and $165,282 for the three months ended June 30, 2018 and 2017, respectively, and $305,620 and $315,192 for the six months ended June 30, 2018 and 2017 respectively.

Stock options outstanding as of June 30, 2018 as disclosed in the above table, have an intrinsic value of $202,750.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	INTEREST EXPENSE

Interest expense consists of the following:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017

Imputed interest	$(74,769)	$(143,205)	$(149,538)	$(292,517)
Debt discount	(358,625)	(535,282)	(694,010)	(535,282)
Interest expense	(357,816)	(174,928)	(706,845)	(175,267)
Other	-	(1,423)	(539)	(1,813)
	$(791,210)	$(854,838)	$(1,550,932)	$(1,004,879)

20.	NET LOSS PER COMMON SHARE

For the three and six months ended June 30, 2018 and 2017, respectively, the following convertible securities, options and warrants were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	Three months and six months ended June 30, 2018	Three months and six months ended June 30, 2017

Stock options	1,382,945	1,453,291
Warrants	3,704,775	3,254,784
Convertible securities	3,457,134	-
	8,544,854	4,708,075

21.	RELATED PARTY TRANSACTION

Timothy Tyson

On April 4, 2018, the Company entered into a Securities Purchase Agreement whereby Mr. Tyson acquired twenty (20) Series C Preferred Stock units for $100,000 each, each unit consisting of 28,571 Series C Preferred shares and a seven year warrant exercisable over 28,571 shares of common stock, at an exercise price of $3.50 per share. Mr. Tyson acquired a total of 571,420 Series C Preferred shares and warrants exercisable over 571,420 shares of common stock.

Clive Kabatznik

On May 30, 2018, the Company entered into a Securities Purchase Agreement whereby Mr. Kabatznik acquired one (1) Series C Preferred Stock unit for $100,000 each, each unit consisting of 28,571 Series C Preferred shares and a seven year warrant exercisable over 28,571 shares of common stock, at an exercise price of $3.50 per share. Mr. Kabatznik acquired a total of 28,571 Series C Preferred shares and warrants exercisable over 28,571 shares of common stock.

Michael Taglich

On May 30, 2018, Mr. M. Taglich advanced the Company $150,000, to be designated as Series C Preferred units. No Securities Purchase Agreement has been entered into as yet, therefore the Company has reflected the advance as a payable, refer note 8 above.

Robert Taglich

On May 30, 2018, Mr. R. Taglich advanced the Company $150,000, to be designated as Series C Preferred units. No Securities Purchase Agreement has been entered into as yet, therefore the Company has reflected the advance as a payable, refer note 8 above.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22.	OPERATING LEASES

The Company entered into an asset purchase agreement with Icagen, Inc., a subsidiary of Pfizer, Inc., whereby certain assets were acquired from Icagen, Inc., the agreement included the sub-letting of premises located at Research Triangle Park, Durham, North Carolina. The lease terminates on April 30, 2019. The rental expense for the six months ended June 30, 2018 amounted to $98,915.

Future annual minimum payments required under operating lease obligations as of June 30, 2018, are as follows:

Amount

2018	$96,653
2019	66,649

Total	$163,601

23.	COMMITMENTS AND CONTINGENCIES

As a result of the agreements that the Company entered into with Pfizer and Sanofi, the Company is obligated; (i) to continue to retain certain employees at its Icagen-T facility until July 15, 2018, which it estimates will require additional compensation of $400,000 at its Icagen-T facility; (ii) make additional payments in terms of the Asset Purchase and Collaboration Agreement that it entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter is being deferred and paid as one lump sum with the payment being made the quarter ended March 31, 2019, bearing interest at 12.5% per annum, which interest is payable quarterly; (iii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period July l, 2015 to April 30, 2019 with annual escalations of 3.5%, estimated to be $163,601.

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

21

24.	SUBSEQUENT EVENTS

Private Placement

The Company has offered on a best efforts basis up to a maximum of forty (40) units and a minimum of ten (10) units, at a purchase price of $100,000 per unit, each unit consisting of 28,571 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) and a seven year Warrant to acquire 28,571 shares of the Company’s common stock, par value, $0.001 per share, at an exercise price of $3.50 per share. On July 13, 2018, the Company closed the third tranche of the Offering and entered into a securities purchase agreement with one accredited investor that is a trust of which a member of its Board of Directors is the trustee, pursuant to which the Company offered and sold an aggregate of four (4) Units. The sale of the four (4) Units resulted in gross offering proceeds of $400,000.

On August 13, 2018, the Company closed the first tranche of its note and warrant offering of a maximum of one hundred fifty (150) units and entered into a Securities Purchase Agreement (the “Purchase Agreement”) with four accredited investors, which included a trust of which one member of the Company’s Board of Directors is the trustee and two other members of the Board of Directors (the “Purchasers”), pursuant to which the Company issued to the Purchasers an aggregate of fifty (50) units, at a purchase price of $10,000 per unit, each unit consisting of: (i) the Company’s 10% Subordinated Promissory Note in the principal amount of $10,000 due on the earlier of: (x) the date that is twelve (12) months after its issue date or (y) the Company’s receipt of the proceeds of funding from its next collaboration/partnership (the “Note”) and (ii) a five year warrant to purchase 1,500 shares of common stock of the Company for each $10,000 Note investment of the Company at an exercise price of $3.50 per share (the “Warrant”). An aggregate of $500,000 in principal amount of Notes and Warrants to purchase an aggregate of 75,000 shares of common stock were sold at the closing. The gross cash proceeds to the Company from the sale of the fifty (50) units was $500,000.

The Notes and all obligations thereunder are subordinated in right of payment in all respects to that certain Senior Secured Convertible Note, dated May 10, 2017, in the principal amount of $2,000,000 issued by the Company to GPB Debt Holdings II, LLC (“GPB”) and the obligations of the Company as a guarantor of the amounts owed under that certain Senior Secured Convertible Note, dated May 10, 2017, in the principal amount of $8,000,000 issued by the Company’s subsidiary, Icagen-T, Inc. to of GPB.

As part of the Units, the Company issued the Warrants to the Purchasers to purchase shares of the Company’s common stock at an initial exercise price of $3.50 per share (subject to applicable adjustments) (the “Exercise Price”). The Warrants expire five (5) years after the issuance date.

The Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

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

Subsequent to our acquisition of certain assets from Pfizer and Sanofi, a substantial portion of our revenue has been derived from our operations as a partner research organization from two commercial customers. As anticipated and in accordance with the terms of our MSA with Sanofi, the revenue derived from Sanofi has decreased during the first half of 2018 and the revenue derived from Sanofi comprised a smaller percentage of our overall revenue during such quarter.

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

Recent Developments

In May 2018 we entered into our first collaboration with the Cystic Fibrosis Foundation to work on a project focused on the discovery of therapeutics to treat patients with cystic fibrosis (CF) caused by nonsense mutations. The CF Foundation brings extensive resources and expertise to the project and, additionally, has awarded us up to USD $11 million to support an integrated, multi-year drug discovery initiative. We expect to screen over 2 million compounds as well as leverage our state-of-the-art in silico drug discovery platform to interrogate an additional ten million virtual structures for molecules that suppress nonsense mutations. Through these efforts, we intend to discover and evolve families of molecules that are suitable for clinical development.

Since inception, we have financed our operations primarily through private sales of our securities and settlement of legal matters. During the second quarter of 2018, we closed our first and second tranche of our best efforts offering of preferred stock and warrants (the “Series C Offering”) and entered into a Securities Purchase Agreement with a trust of which one member of our Board of Directors is the trustee and another Board member, and on July 13, 2018 we closed the third tranche of the Series C Offering to the same trust pursuant to which we issued to the Purchasers an aggregate of twenty five (25) units, at a purchase price of $100,000 per unit. An aggregate of 714,275 shares of Series C Preferred Stock and a warrant to purchase an aggregate of 714,275 shares of common stock were sold. The gross cash proceeds to us from the sale of the twenty five (25) units was $2,500,000.

On August 13, 2018, we closed the first tranche of our note and warrant offering of a maximum of one hundred fifty (150) units and entered into a Securities Purchase Agreement (the “Purchase Agreement”) with four accredited investors, which included a trust of which one member of our Board of Directors is the trustee and two other members of the Board of Directors (the “Purchasers”), pursuant to which we issued to the Purchasers an aggregate of fifty (50) units, at a purchase price of $10,000 per unit, each unit consisting of: (i) our 10% Subordinated Promissory Note in the principal amount of $10,000 due on the earlier of: (x) the date that is twelve (12) months after its issue date or (y) the receipt of the proceeds of funding from our next collaboration/partnership (the “Note”) and (ii) a five year warrant to purchase 1,500 shares of our common stock for each $10,000 Note investment at an exercise price of $3.50 per share (the “Warrant”). An aggregate of $500,000 in principal amount of Notes and Warrants to purchase an aggregate of 75,000 shares of common stock were sold at the closing. The gross cash proceeds to us from the sale of the fifty (50) units was $500,000. We expect to continue to seek to obtain our required capital through the private sale of securities and revenue derived for the services we provide.

Discussions with respect to our operations included herein include the operations of our operating subsidiaries, Icagen Corp and Icagen-T, Inc. We have another two subsidiary companies, Caldera Discovery Inc. and XRpro Sciences Inc., which have always been dormant.

Results of Operations for the three months ended June 30, 2018 and the three months ended June 30, 2017.

Sales

We had sales totaling $4,375,969 and $5,774,547 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $1,398,578 or 24.2%. Included in the prior year sales was a subsidy of $2,400,000 (41.6% of sales) which was utilized to cover operating expenses of the Tucson site, in accordance with the terms of our MSA agreement with Sanofi, which subsidy expired in 2017. After eliminating the subsidy revenue in the prior period, the service revenue amounted to $3,374,547. Service revenue of $4,375,969 and $3,374,547 for the three months ended June 30, 2018 and 2017, increased by $1,001,422 or 29.7%. The increase in sales is primarily due to the additional Cystic Fibrosis Foundation (“CFF”) business which we gained in May 2018, which revenue represented a significant amount of work performed before closing the CFF agreement.

We continue to market our services to several pharmaceutical and biotechnology companies. We believe that we now have a comprehensive product offering and substantial credibility to offer a full range of products including our proprietary XRPro® technology. While we are optimistic about our prospects, there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for us to be profitable.

Cost of sales

Cost of sales totaled $2,871,930 and $3,084,736 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $212,806 or 6.9%. Cost of sales is primarily comprised of direct expenses related to providing our services to our customers. These direct expenses include salary expenses directly related to our statements of work and research contracts including those of our scientific personnel expenses, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used with respect to our contracts. Included in cost of sales is certain material costs and labor costs for work performed on the Cystic Fibrosis project for which we had no revenues due the prolonged contract negotiations, which has recently closed.

●	The salary expense included in cost of sales for the three months ended June 30, 2018 and 2017 respectively was $1,679,562 and $1,917,018, a decrease of $237,456 or 12.4%. The decrease is primarily due to the number of personnel located at our Tucson site working on internal research projects. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below.

●	The laboratory supplies and direct materials included in cost of sales for the three months ended June 30, 2018 and 2017, amounted to $980,262 and $799,697, an increase of $180,565 or 22.6%, the increase is primarily due to an increase in the utilization of certain expensive consumables based on the type of work we are performing.

●	Outside contractors’ cost included in cost of sales for the three months ended June 30, 2018 and 2017, respectively, amounted to $212,106 and $347,819 a decrease of $135,713 or 39.0%, the decrease is due to the non-renewal of third party laboratory maintenance contracts for the Tucson Facility and the employment of several contractors during October in the prior year, who were previously employed as outside laboratory contractors.

Gross profit

Gross profit was $1,504,039 and $2,689,811 for the three months ended June 30, 2018 and 2017, respectively, a decrease in gross profit of $1,185,772 or 44.1%. The decrease in gross profit is primarily due to the decrease in deferred subsidy revenue of $2,400,000, offset by the additional CFF business and a reduction in cost of sales, as discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $2,648,323 and $3,814,546 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $1,166,223 or 30.6%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended June 30,		Increase/	Percentage
	2018	2017	(decrease)	change
Marketing and selling expenses	$11,289	$85,690	$(74,401)	(86.8)%
Payroll expense	607,418	1,111,933	(504,515)	(45.4)%
Research and development salaries	676,583	791,732	(115,149)	(14.5)%
Directors fees	55,000	55,000	-	-%
Stock option compensation charge	151,713	165,282	(13,569)	(8.2)%
Legal fees	113,002	423,100	(310,098)	(73.3)%
Consulting fees	127,838	120,248	7,590	6.3%
Facilities expense	665,869	669,663	(3,794)	(0.6)%
Travel expenditure	23,993	80,413	(56,420)	(70.2)%
Capital raising fee	-	60,000	(60,000)	(100.0)%
Other expenses	215,618	251,485	(35,867)	(14.3)%
	$2,648,323	$3,814,546	$(1,166,223)	(30.6)%

The decrease in marketing expenditure over the prior period is primarily due a change in strategy with less reliance placed on developing a comprehensive CRO business model, therefore less marketing effort was required during the current period.

Total payroll expenses are allocated to the various expense categories detailed below:

	Three months ended June 30,		Increase/	Percentage
	2018	2017	(decrease)	change
Cost of sales	$1,679,562	$1,917,016	$(237,454)	(12.4)%
Selling, general and administrative expenses	607,418	1,111,933	(504,515)	(45.4)%
Research and development salaries	676,583	791,732	(115,149)	(14.5)%
	$2,963,563	$3,820,681	$(857,118)	(22.4)%

The decrease in total payroll expenditure is primarily due to the restructure of our operations with the release of our business development team due to the change in our market focus from CRO to early stage drug discovery and a reduction in the bonus accrual due to anticipated lower bonus payouts.

The total payroll expense included in cost of sales decreased by $237,454, primarily due to a reduction in the level of commercial revenue generating activity during the current period.

The payroll expense charged to selling, general and administrative expenses decreased by $504,515 primarily due to the restructure of the organization and the release of the business development team and lower bonus and vacation accruals during the current period.

The payroll expense charged to research and development decreased by $115,149. The decrease is due to lower utilization of scientific personnel on commercial and internal projects during the current period.

Directors’ fees remained the same as the prior period, there was no increase in fee or directors’ headcount.

The stock option compensation charge decreased by $13,569. The charge for each period is dependent upon the number of options issued, any new options issued, value of the options and the vesting schedule of these options. In March 2017, options were issued to our directors and certain members of management. These option grants all have vesting periods ranging from 36 to 48 months and are expensed over the vesting period.

Legal fees decreased by $310,870. The prior period included significant legal fees incurred in the GPB debt funding. The legal fees incurred in the current period consist of patent related activities and general legal counsel.

Consulting expenses increased by $7,590 the increase is in line with expectations as more financial resources have been employed.

Facilities expense decreased by $3,794 over the prior period, this is primarily due to a reduction in outside services due to a restructuring of the contract with our third party vendor at our Tucson site.

Travel expenditure decreased by $56,420 due to the release of our business development team and the travel associated with their sales efforts.

Capital raising fee represented a fee paid on Bridge Notes raised in the prior period.

Other expenses consist of various small expenses which are individually insignificant.

Depreciation and Amortization

We recognized depreciation expenses of $368,274 and $458,174 for the three months ended June 30, 2018 and 2017 respectively, a decrease of $89,900 or 19.6%, the decrease is primarily due to a reduction in the amount of software acquired to run our research sites, eliminating software licensing arrangements which were not necessary to our current operations.

Amortization expense was $56,246 and $56,246 for the three months ended June 30, 2018 and 2017, respectively.

Interest expense

Interest expense totaled $791,210 and $854,838 for the three months ended June 30, 2018 and 2017, respectively. The interest expense consists of the following:

●	Imputed interest on deferred purchase consideration on the acquisition of the North Carolina facility and equipment purchases of $74,769 and $143,205 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $68,436 or 47.8%, this is due to a revaluation exercise undertaken in the prior year whereby the expected payment schedule was revised to reflect current expectations, resulting in a longer repayment schedule and a reduction in imputed interest expense.

●	The amortization of debt discount of $358,625 and $535,282 for the three months ended June 30, 2018 and 2017, respectively. Debt discount arose due to the beneficial conversion feature and the Purchaser Warrants on the May 2017 debt funding during the prior year and bridge note warrants issued in the prior year. The prior year charge included $303,353 attributable to the bridge note warrants issued in April 2017.

●	Interest expense of $357,816 and $174,928 for the three months ended June 30, 2018 and 2017, an increase of $182,888 or 104.6%. The increase is due to the GPB debt funding being concluded in May 2017, resulting in one and a half months interest expense compared to three months of interest expense in the current period. Other of $0 and $1,423 for the three months ended June 30, 2018 and 2017, respectively.

●	Other interest was $0 and $1,423 for the three months ended June 30, 2018 and 2017, respectively. This is primarily foreign currency movements.

Derivative liability movement

Derivative liability movement was $(1,140,623) and $77,719 for the three months ended June 30, 2018 and 2017, respectively. The movement during the current period represents the mark to market of the derivative liability raised on the warrants issued, the beneficial conversion feature of the convertible debt, with variable pricing options and the Series C Preferred warrants issued therewith with variable pricing options.

Net loss

Net loss was $3,500,637 and $1,916,274 for the three months ended June 30, 2018 and 2017, respectively, an increase of $1,584,363 or 82.7%. The increase is primarily due to a reduction in subsidy revenue of $2,400,000 offset by an increase in revenue related to the CFF collaboration agreement, an increase in the mark to market adjustment of derivative liabilities, offset by a reduction in overall selling, general and administrative expenses. In addition, the prior period included a once off $500,000 gain on the reduction in deferred purchase price payments.

Preferred stock dividends

Preferred stock dividends was $59,540 and $0 for the three months ended June 30, 2018 and 2017, respectively. The Series C Preferred stock issued in the current period earns dividends at the rate of 12% per annum.

Net loss available to common stock holders

The net loss available to common stock holders was $3,560,177 and $1,916,274 for the three months ended June 30, 2018 and 2017, respectively, an increase of $1,643,903 or 85.8%. This is due to the reasons discussed above.

Results of Operations for the six months ended June 30, 2018 and the six months ended June 30, 2017.

Sales

We had sales totaling $7,457,118 and $11,594,497 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $4,137,379 or 35.7%. Sales includes services revenue of $7,457,118 (representing 100% of total sales) and $6,473,753 (representing 55.8% of total sales) for the six months ended June 30, 2018 and 2017, respectively, an increase of $983,365 or 15.2%. The increase in sales is primarily due to the CFF collaboration agreement signed in May 2018. Deferred subsidy revenue was $0 and $4,800,000 (representing 41.4% of total sales) for the six months ended June 30, 2018 and 2017, respectively. The subsidy provided to cover operating expenses expired in December 2017. Government revenue was $0 and $320,744 (representing 2.8% of total sales) for the six months ended June 30, 2018 and 2017, respectively. We do not have any government contracts at present.

We continue to market our services to several pharmaceutical and biotechnology companies. We believe that we now have a comprehensive product offering and substantial credibility to offer a full range of products including our proprietary XRPro® technology. While we are optimistic about our prospects, there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for us to be profitable.

Cost of sales

Cost of sales totaled $5,521,244 and $6,021,346 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $500,102 or 8.3%. Cost of sales is primarily comprised of direct expenses related to providing our services to our customers. These direct expenses include salary expenses directly related to our statements of work and research contracts including those of our scientific personnel expenses, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts.

●	The salary expense included in cost of sales for the six months ended June 30, 2018 and 2017 respectively was $3,302,752 and $3,877,101, a decrease of $574,349 or 14.8%. The decrease is primarily due to a reduction in overall personnel costs by reducing the bonus accrual on expected lower payments and the number of commercial contracts currently underway. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below.

●	The laboratory supplies and direct materials included in cost of sales for the six months ended June 30, 2018 and 2017, amounted to $1,795,110 and $1,442,997, an increase of $352,113 or 24.4%, the increase is primarily due to the usage of expensive consumables on current business, these consumables expenses are generally passed through to our customers at low margins.

●	Outside contractors’ cost included in cost of sales for six months ended June 30, 2018 and 2017, respectively, amounted to $423,382 and $647,190, a decrease of $223,808 or 34.6% is due primarily to the reduction in third party laboratory equipment maintenance contracts for the Tucson Facility and the prior period costs incurred on outside research laboratories conducting animal studies for us in terms of government contract work, which we no longer have.

Gross profit

Gross profit amounted to $1,935,874 and $5,573,151 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $3,637,277 or 65.3%. The decrease in gross profit is primarily due to the subsidy revenues of $4,800,000 included in the prior period, offset by the increased revenues from the CFF Collaboration agreement entered into in May 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses was $5,640,644 and $6,912,820 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $1,272,176 or 18.4%.

The major expenses making up selling, general and administrative expenses included the following:

	Six months ended June 30,		Increase/	Percentage
	2018	2017	(decrease)	change
Marketing and selling expenses	$46,551	$210,780	$(164,229)	(77.9)%
Payroll expense	1,373,646	2,059,890	(686,244)	(33.3)%
Research and development salaries	1,535,778	1,486,620	49,158	3.3%
Directors fees	110,000	110,000	-	-%
Stock option compensation charge	305,620	315,192	(9,572)	(3.0)%
Legal fees	231,199	533,344	(302,145)	(56.7)%
Consulting fees	264,308	281,939	(17,631)	(6.3)%
Facilities expense	1,266,988	1,249,208	17,780	1.4%
Travel expenditure	48,555	163,609	(115,054)	(70.3)%
Capital raising fee	-	76,000	(76,000)	(100.0)%
Other	457,999	426,238	31,761	7.5%
	$5,640,644	$6,912,820	$(1,272,176)	(18.4)%

The decrease in marketing expenditure over the prior period is primarily due a change in strategy with less reliance placed on developing a comprehensive CRO business model, therefore less marketing effort was required during the current period.

Total payroll expenses are allocated to the various expense categories detailed below:

	Six months ended June 30,		Increase/	Percentage
	2018	2017	(decrease)	change
Cost of sales	$3,302,752	$3,877,101	$(574,349)	(14.8)%
Selling, general and administrative expenses	1,373,646	2,059,890	(686,244)	(33.3)%
Research and development salaries	1,535,778	1,486,620	49,158	3.3%
	$6,212,176	$7,423,611	$(1,211,435)	(16.3)%

The decrease in total payroll expenditure is primarily due to the restructure of our operations with the release of our business development team due the change in our market focus from CRO to early stage drug discovery and the reduction in bonus accrual due to anticipated lower payouts.

The total payroll expense included in cost of sales decreased by $574,349 primarily due to a reduction in the level of activity on current projects during the current period.

The payroll expense charged to selling, general and administrative expenses decreased by $686,244 primarily due to the restructure of the organization and the release of the business development team and lower bonus and vacation accruals during the current period.

The payroll expense charged to research and development increased by $49,158. The increase is due to higher utilization of scientific personnel on internal projects during the current period.

Directors’ fees remained the same as the prior period, there was no increase in fee or directors’ headcount.

The stock option compensation charge decreased by $9,572. The charge for each period is dependent upon the number of options issued, any new options issued, the value of the options and the vesting schedule of these options. No options were issued during the period under review.

Legal fees decreased by $302,145. The prior period included significant legal fees incurred in the GPB debt funding. The legal fees incurred in the current period consist of patent related activities and general legal counsel.

Consulting expenses decreased by $17,631, the prior period included consulting expenses incurred to support our sales effort and certain technical consultants, these expenses were not incurred in the current period.

Facilities expenses increased by $17,780 over the prior period, we have implemented a cost restructuring exercise which should reduce this expenditure in future periods.

Travel expenditure decreased by $115,054 due to the release of our business development team and the travel associated with their sales efforts.

Other expenses consist of various small expenses which are individually insignificant, the increase is primarily due to the administrative expenses related to the acquisition of the Tucson facility and the increase in the activity of the sales activity over the prior period.

Depreciation and Amortization

We recognized depreciation expenses of $825,730 and $842,905 for the six months ended June 30, 2018 and 2017 respectively, a decrease of $17,175 or 2.0%, the decrease is due to non-renewal of certain non-essential licensing agreements for both of our research sites.

Amortization expense was $112,492 and $112,492 for the six months ended June 30, 2018 and 2017, respectively.

Other income

Other income in the prior period, is primarily made up of the reversal of deferred purchase consideration initially due on the acquisition of the North Carolina facility, due to our customer not meeting certain revenue milestones.

Interest expense

Interest expense totaled $1,550,932 and $1,004,879 for the six months ended June 30, 2018 and 2017, respectively.

The interest expense consists of the following:

●	Imputed interest on deferred purchase consideration on the acquisition of the North Carolina facility of $149,538 and $292,517 for the six months ended June 30, 2018 and 2017, a decrease of $142,979 or 48.9%, respectively. This is due to a revaluation exercise undertaken in the prior year whereby the expected payment schedule was revised to reflect current expectations, resulting in a longer repayment schedule and a reduction in imputed interest expense.

●	The amortization of debt discount of $694,010 and $535,282 for the six months ended June 30, 2018 and 2017, respectively, an increase of $158,728 or 29.7%. The increase is due to debt discount which arose on the beneficial conversion feature and the Purchaser Warrants on the May 2017 debt funding during the prior year being amortized for one and a half months in the prior period and six months in the current period.

●	Interest expense was $706,845 and $175,267 for the six months ended June 30, 2018 and 2017, respectively, an increase of $531,878 or 303.3%, primarily due to interest on the GPB debt which represented interest for one and a half months in the prior period and six months in the current period.

●	Other interest was $539 and $1,813 for the six months ended June 30, 2018 and 2017, respectively.

Derivative liability movement

Derivative liability movement was $(1,045,537) and $77,719 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $1,123,256. The debit during the current period represents the mark to market of the derivative liability raised on the warrants issued and the beneficial conversion feature of the Convertible Debt and the Series C Preferred stock warrants, with variable pricing options.

Net loss

Net loss was $7,233,077 and $2,722,000 for the six months ended June 30, 2018 and 2017, respectively, an increase of $4,511,077 or 165.70%. The increase is primarily due to a reduction in subsidy revenue of $4,800,000, offset by an increase in revenue related to the CFF collaboration agreement, an increase in mark-to-market derivative liabilities and an increase in interest expense of the GPB debt which was concluded and only incurred from May 15, 2017, offset by an overall reduction in selling, general and administrative expenses.

Preferred stock dividends

Preferred stock dividends was $59,540 and $0 for the six months ended June 30, 2018 and 2017, respectively. The Series C Preferred stock issued in the current period earns dividends at the rate of 12% per annum.

Net loss available to common stock holders

The net loss available to common stock holders was $7,292,617 and $2,722,000 for the six months ended June 30, 2018 and 2017, respectively, an increase of $4,570,617 or 167.9%. This is due to the reasons discussed above.

Liquidity and Capital Resources

We have a history of operating losses and net losses since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants, settlement of lawsuits and more recently from debt funding, commercial customers and subsidy income. Although, we are generating funds from commercial customers, we continue to experience losses and may need to raise additional funds in the future to meet our working capital requirements. To date, we have never generated sufficient cash from operations to pay our operating expenses. We have received $26,000,000 from Sanofi and despite the $6,000,000 we expect to derive from Icagen-T for services provided to and operating expense contributions to be paid by Sanofi over the next two and a half years, we expect our expenses to increase as our operations expand and our expenses may continue to exceed such revenue. During the second quarter and first part of the third quarter of 2018, we raised an additional $2,500,000 through the issuance of shares of our Series C Preferred stock and an additional $500,000 through the issuance of notes. As of June 30, 2018, we had not generated sufficient additional revenue from operations to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2017 with respect to this uncertainty. We anticipate that our current cash and cash equivalents, including cash derived from the Series C Preferred Stock issued will not be sufficient to meet our operating needs for at least the next six months. However, if we should require additional capital, we may consider multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

As of June 30, 2018, we had cash totaling $1,666,329, other current assets totaling $2,020,344 and total assets of $13,003,989. We had total current liabilities of $6,460,648 and a net working capital deficit of $2,773,975. Total liabilities were $27,944,949 including deferred purchase consideration of $8,282,202. The deferred purchase consideration includes a net present value discount of $1,267,798 (made up of a gross present value discount of $2,468,700 less imputed interest movements of $1,200,902), the gross amount still due in terms of the acquisition agreement with Pfizer, Inc., is $9,750,000 after the payment of $250,000 to date, based on a potential earn out charge of the greater of (i) 10% of gross revenues commencing in January 2017 per quarter and (ii) $250,000 per quarter, up to a maximum of $10,000,000 of which amounts in excess of $50,000 can be deferred and $200,000 was deferred for the quarters ended June 30, 2017, September 30, 2017 and December 31, 2017. The deferred amount bears interest at a rate of 12.5% per annum. Our stockholders’ deficit amounted to $14,940,960.

During the second quarter of 2018, we closed our first and second tranche of our best efforts offering of preferred stock and warrants (the “Series C Offering”) and entered into a Securities Purchase Agreement with a trust of which one member of our Board of Directors is the trustee and another Board member, and on July 13, 2018 we closed the third tranche of the Series C Offering to the same trust pursuant to which we issued to the Purchasers an aggregate of twenty five (25) units, at a purchase price of $100,000 per unit. An aggregate of 714,275 shares of Series C Preferred Stock and a warrant to purchase an aggregate of 714,275 shares of common stock were sold at the initial closing. The gross cash proceeds to us from the sale of the twenty five (25) units was $2,500,000. However, as stated above, the proceeds from the sale of the Series C Preferred Stock in addition to revenue generated is not sufficient to meet our operating needs for at least the next six months.

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

An analysis of our cash flows from operating, investing and financing activities for the six months ended June 30, 2018 and 2017 is provided below.

	Six months ended June 30,		Increase/	Percentage
	2018	2017	(decrease)	change
Net cash used in operating activities	$(2,578,428)	$(7,802,997)	$5,224,569	(67.0)%
Net cash used in investing activities	(507,727)	(737,908)	230,181	31.2%
Net cash provided by financing activities	1,988,888	9,398,743	(7,409,855)	(78.8)%
Net (decrease) increase in cash and cash equivalents	$(1,097,267)	$857,838	$(1,955,105)	(227.9)%

Net cash used in operating activities was $2,578,428 and $7,802,997 for the six months ended June 30, 2018 and 2017, respectively. The decrease in the cash used in operating activities was primarily due to the following:

	Six months ended June 30,		Increase/	Percentage
	2018	2017	(decrease)	change
Net loss	$(7,233,077)	$(2,722,000)	$(4,511,077)	(165.7)%
Adjustments for non cash items	3,132,927	1,520,669	1,612,258	106.0%
Changes in operating assets and liabilities	1,521,722	(6,601,666)	8,123,388	(123.1)%
Net cash used in operating activities	$(2,578,428)	$(7,802,997)	$5,224,569	(67.7)%

The increase in net loss is discussed under net loss in results of operations for the six months ended June 30, 2018 and 2017, respectively.

The change in adjustments for non-cash items of $1,612,258 is primarily due to; i) the movement on the derivative liability of $1,123,256; and ii) the movement in the vendor unearned purchase consideration of $500,000.

The changes in operating assets and liabilities of $8,123,388 is primarily due to; i) the increase in the movement of deferred subsidy of $4,800,000; ii) the increase in the movement of accounts payable of $1,435,010; iii) the increase in the movement of other payables and accrued expenses of $948,901; iv) the movement in deferred revenues of $417,590; and v) the reduction in the movement in accounts receivable of $662,613.

Net cash used in investing activities decreased by $230,181 due to lower investment in software licenses which are no longer necessary to our operations.

The movement in net cash provided by financing activities decreased by $7,409,855. In the prior period, we raised a net $9,600,000 from GPB to fund working capital purposes, during the current period we raised approximately $2,100,000 from investors for working capital purposes.

Capital Expenditures

Our current plan is to purchase equipment and software to ensure that the Tucson and North Carolina Facilities function efficiently and that we are able to support the commercialization efforts of the Company. We anticipate that we would need to spend an additional $1,200,000 on software licensing towards the end of the fiscal year.

As a result of the agreements that we entered into with Pfizer and Sanofi, we are obligated; (i) to continue to retain certain employees at our Icagen-T facility until July 15, 2018, which we estimate will require additional compensation of $400,000 at our Icagen-T facility; (ii) make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter is being deferred and paid as one lump sum with the payment being made the quarter ended March 31, 2019, bearing interest at 12.5% per annum, which interest is payable quarterly; (iii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period July l, 2015 to April 30, 2019 with annual escalations of 3.5%, estimated to be $163,601, for the remainder of the lease period.

In addition, we are required to make monthly interest payments of $108,333 under the terms of the notes issued in May 2017.

Future annual minimum payments required under operating lease obligations as of June 30, 2018, are as follows:

Amount

2018	$96,653
2019	66,649

Total	$163,601

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended June 30, 2018, we had a net loss of $(7,233,077) and for the year ended December 31, 2017 we had a net loss of $(6,110,434). The only year that we had net income was the year ended December 31, 2014 when we received proceeds from the settlement of the LANS matter. We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans and our services to biotechnical and pharmaceutical customers, marketability of our instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

A significant portion of our net revenue has been generated from services provided to a limited number of our customers.

The termination of our relationship with Sanofi would adversely affect our business. For the six months ended June 30, 2018 we derived 100% of our revenue from commercial contracts (of which 71.0% of our services revenue was for services provided to four large pharmaceutical customers and one Biotech company. For the year ended December 31, 2017, we derived 56.2% of our revenues from commercial contracts of which 78.8% of our revenue was for services provided to five large pharmaceutical customers; 42.4% of our revenue was from subsidy revenue and the remaining 1.4% was derived from Government contracts. Prior to the acquisition of certain of the assets of Icagen we derived substantially all of our revenue from services we performed for two governmental agencies. Our business model which now concentrates on commercial customers is relatively new and there can be no assurance that we will be able to increase the revenue derived from commercial customers to a significant amount. Our MSA with Sanofi guaranteed $32 million over a five-year period of which: (i) $26,000,000 has been received; ii) a further $3 million is expected to be paid in year 3; (iv) $2 million is expected to be paid in year 4; and (v) $1 million is expected to be paid in year 5, all subject to us meeting certain terms and conditions. There can be no assurance that we will attract a sufficient number of other pharmaceutical companies to provide our services to or that Pfizer will continue to use our services or that Sanofi will increase the scope of the services required. We do not have enough information regarding our new business model to assess its success.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

Although we have generated revenue, our operating losses, negative cash flows from operations and limited alternative sources of revenue raise substantial doubt about our ability to continue as a going concern. During the six months ended June 30, 2018 and the years ended December 31, 2017, and 2016 we did not generate enough revenue from operations to sustain our operations. We will be required to increase our revenue from customers and/or obtain additional financing in order to pay existing contractual obligations (which include the guaranteed payments to employees and amounts required to maintain the facility in Tucson and the amounts owed under the Convertible Notes) and to continue to cover operating losses and working capital needs. We cannot assure you that our revenue generated from operations or any future funds we raise will be sufficient to support our continued operations.

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

We incurred a net loss of $(7,233,077) for the six months ended June 30, 2018, a net loss of $(6,110,434) for the year ended December 31, 2017 and a net loss of $(5,504,412) for the year ended December 31, 2016. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. Pursuant to the terms of the Pfizer APA, as amended July 15, 2016, we are required to pay Pfizer, commencing May 2017, minimum quarterly payments of $50,000 each for the period May 2017 to March 31, 2019, including interest on the difference between the unpaid deferred purchase consideration and the $50,000, a lump sum of unpaid deferred purchase consideration due for the period January 1, 2017 to December 31, 2018, the deferred portion of the quarterly payments from March 2017 until December 31, 2018 on March 31, 2019 and thereafter a minimum payment of $250,000 each quarter up to a maximum of $10,000,000. Pursuant to the terms of the Sanofi APA, Icagen-T agreed to retain 46 employees at an estimated remaining cost to Icagen-T of $400,000 and to maintain and pay the maintenance costs of the Sanofi chemical libraries that remain at the Tucson Facility. We are also required to make significant payments under the terms of the Convertible Notes. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings will provide us with enough funds to continue our operations at our current level for the next six months. Unless we raise additional funds or increase revenues we will be forced to curtail our operations and limit our marketing expenditures. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities, such as senior secured notes, may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations significantly, it could result in the loss of all of your investment in our stock.

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

ICAGEN, INC.

Date: August 20, 2018	By:	/s/ Richard Cunningham
Richard Cunningham President and Chief Executive Officer (Principal Executive Officer)

Date: August 20, 2018	By:	/s/ Mark Korb
Chief Financial Officer (Principal Financial Officer)