Form 10-K
period 2018-12-31
Icagen, Inc.
filed 2019-04-12
CIK 1518520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2018, was approximately $14,539,347 based on $3.50, the estimated per share price at which the registrant’s securities were last issued and sold, which was August 27, 2018. The registrant has provided this information as of August 27, 2018 because its common stock was not publicly traded as of the last business day of its most recent completed second quarter.

As of April 12, 2019, the issuer had 6,393,107 shares of common stock outstanding.

Documents incorporated by reference: None

FORM 10-K

i

PART I

Special Note Regarding Forward-Looking Statements

Many of the matters discussed within this Annual Report on Form 10-K (“Annual Report”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under Part 1. “Business,” Part 1A “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Icagen,” refer to Icagen, Inc. and its subsidiaries.

You should refer to Item 1A. “Risk Factors” of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Item 1. Business

Company Overview

Icagen is a drug discovery company with a focus in Neuroscience and Rare Disease. The Icagen platform is unique as it integrates our current state of the art drug discovery engine along with an artificial intelligence (AI) computational platform that enables an accelerated path to drug discovery.

Our team is comprised of pharmaceutical and biotechnology leadership with extensive industry knowledge and experience with a successful track record of moving molecules through pre-clinical and clinical development. Our scientific team is derived from two key acquisitions of drug discovery experts in Neuroscience (the “Pfizer Acquisition”) and Rare Disease (the “Sanofi Acquisition”).

Our business model is focused on research collaborations and partnerships with large pharmaceutical and biotechnology companies and foundations who we partner with to support the discovery and development of innovative pharmaceuticals. These revenue-generating partnerships provide current funding while our pipeline of drug candidates provides the additional potential of significant long-term upside through milestone and royalty payments. The development and commercialization expense of our partnered assets are funded by our partners.

In May 2018, we announced our first such collaboration with the Cystic Fibrosis Foundation to discover therapies to treat cystic fibrosis and in December 2018, we announced our second such collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”) to discover therapies for certain neurological diseases.

Cystic Fibrosis Foundation Collaboration

In May 2018, we announced that we had received an award of up to $11 million from the Cystic Fibrosis Foundation for a project focused on the discovery of therapeutics to treat patients with cystic fibrosis (CF) caused by nonsense mutations. Nonsense mutations in the Cystic Fibrosis Transmembrane Conductance Regulator (“CFTR”) gene result in the premature termination of protein synthesis and the formation of truncated, non-functional CFTR. Patients with these mutations in both copies of their CFTR genes currently have no therapies that treat the underlying cause of their disease. The aim of this program is to provide these patients with a transformative therapeutic that will markedly improve their quality of life and lifespan. The award is to support an integrated, multi-year drug discovery initiative. Our initial proposal is to screen approximately 2 million compounds as well as leverage our state-of-the-art in silico drug discovery platform to interrogate an additional ten million virtual structures for molecules that suppress nonsense mutations. Through these efforts, we intend to discover and evolve families of molecules that are suitable for clinical development.

Roche Collaboration

On December 4, 2018, we entered into a license and collaboration agreement with Roche to develop and commercialize small molecule ion channel modulators for the treatment of neurological disorders. The program incorporates our platform for ion channel targets in the body and is directed at a specific novel ion channel target expressed in neurons. Under the terms of the license and collaboration agreement, Roche paid us an upfront payment for program exclusivity and research funding. In addition, we are eligible to potentially receive development and commercial milestone payments of up to $274 million and royalty payments if a drug is commercialized. We will be responsible for all preclinical activities up to lead optimization with both us and Roche applying resources to identify candidates for entry into late stage preclinical and Investigational New Drug (“IND”) enabling studies. Thereafter, Roche will be responsible for the further development and commercialization of the programs.

Operating Sites & Expertise

We currently operate out of two sites, one in Durham, North Carolina (“Icagen NC”) and the other in Tucson, Arizona (the “Tucson Facility”). The teams in North Carolina and Arizona have extensive experience over the last 20 plus years performing drug discovery within Pfizer, Inc. (“Pfizer”) and Sanofi US Inc. (“Sanofi”), respectively, advancing molecules through pre-clinical development with numerous molecules entering clinical development. At Icagen NC, which we began to operate in July 2015, we have a leading biology expertise focused on ion channels which are important targets in neuroscience. The North Carolina site also houses the XRpro® technology. The XRPro technology is an x-ray fluorescence technology that delivers transporter screening to detect and quantitatively analyze the x-ray signature of elements with an atomic number greater than 12. More specifically, our capabilities in North Carolina include a focus on ion channels and transporters, High Throughput Screening (“HTS”) and lead optimization, ion channels, assay development and x-ray fluorescence-based assays.

At the Tucson Facility, which we acquired in July 2016, we have leading biology expertise and platform capabilities in Rare Diseases, in silico & computational applications and integrated drug discovery. The Tucson Facility provides capacity in cell models, human biomarkers, and primary human cell and stem cell-based assays. In addition, the Tucson Facility provides compound management services, HTS and Hit identification, in vitro pharmacology, medicinal chemistry, computational chemistry and Absorption, Distribution, Metabolism and Excretion (“ADME”). The facility also features high volume biology with a flexible robotic infrastructure capable of performing high throughput screening in ultra-high 1536 format, enhancing our depth of expertise running programs in a highly specialized, efficient and cost-effective manner. This enables Icagen to offer a broad range of integrated drug discovery services in a growing market. The extensive integrated drug discovery platform and technologies at the Tucson Facility enable us to utilize our biology expertise in both the North Carolina and Arizona sites to accelerate drug discovery for challenging, but innovative programs and identify quality leads faster.

Pfizer Acquisition

On July 1, 2015, pursuant to the asset purchase agreement that we executed with Pfizer Research Inc (formerly Icagen, Inc.), an indirect subsidiary of Pfizer (“Icagen NC”) (the “Pfizer APA”), we acquired certain assets of Icagen NC (including certain cell lines, office equipment, servers, biology instruments, benchtops and the Icagen name), assumed certain liabilities of Icagen NC and agreed to continue the employment of several employees of Icagen NC for at least two years. We agreed to pay: (i) an upfront cash purchase price of $500,000, in four equal installments of which the final installment of $125,000 was paid on March 1, 2016; (ii) a cash payment of $500,000 on the second anniversary of the closing provided that prior to such date the Master Scientific Services Agreement with Pfizer (“MSSA”) has generated at least $4,000,000 in revenue; this milestone was never met and the payment to Pfizer was forfeited; and (iii) beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter up to a maximum aggregate payment of $10,000,000. On July 15, 2016, the Pfizer APA was amended to provide that we are required to pay Pfizer, commencing May 2017, minimum quarterly payments of $50,000 each for the period May 2017 to December 31, 2018 (with deferral allowed for the difference between $250,000 and the quarterly amount paid (the “Deferred Amount”), interest on the Deferred Amount and a lump sum payment of the cumulative Deferred Amount is due on March 31, 2019 and thereafter a minimum payment of $250,000 each quarter up to a maximum of $10,000,000. Pursuant to the terms of the amendment to the agreement, we also agreed that we will not and we will cause Icagen-T not to, (A) run assays or perform other contract research services, in each case, that we could reasonably provide by utilizing assets we acquired pursuant to the Pfizer APA, other than services performed or to be performed by Icagen-T for Sanofi or its affiliates under the MSSA; or (B) perform or engage in ion channel screening.

We also entered into a MSSA with Pfizer, the execution of which was a condition to closing under the Pfizer APA. In accordance with the terms of the MSSA, we agreed to perform ion channel screening and other contract research for Pfizer, including but not limited to, on demand assay development, modification and optimization, compound screening, ion channel screening, reagent and cell line generation, and biology platform development. The MSSA and Pfizer APA provided that Pfizer would guarantee revenue to us totaling at least $1,000,000 for each of the first two 12-month periods following the closing on a “take or pay” basis, all of which was paid with the last payment received in July 2017.

Sanofi Acquisition

On July 15, 2016, Icagen-T, our wholly owned subsidiary consummated the transactions with Sanofi contemplated by the Asset Purchase Agreement, dated June 27, 2016 (the “Sanofi Asset Purchase Agreement”), pursuant to which Icagen-T acquired certain assets of Sanofi that include the (i) the Tucson Facility, known as the Tucson Research Center, a two story laboratory and office building with approximately 113,950 square feet of space located in the Town of Oro Valley, Pima County, Arizona, and the land on which the Tucson Facility is built; and (ii) certain machinery and equipment located at the Tucson Facility. The cash purchase price under the Sanofi Asset Purchase Agreement was $1.00. Icagen-T assumed certain liabilities, was obligated to continue the employment of 46 employees at the Facility for at least two years from consummation of the acquisition and is obligated to maintain the Sanofi chemical libraries that remains at the Facility and continues to be owned by Sanofi.

Upon the closing of the Sanofi Asset Purchase Agreement, Icagen-T and Sanofi entered into a Master Services Agreement (the “MSA”). The MSA contains terms requiring that Icagen-T perform certain contract research for Sanofi, including, but not limited to, compound testing services. Pursuant to the terms of the MSA, Sanofi agreed to make payments (the “MSA Payments”) to Icagen-T in consideration of Icagen-T’s provision of services (including maintenance of the chemical libraries) in the aggregate amount of $32 million over a five year period of which $27,500,000 has been paid to date and a further $4.5 million is expected to be paid over the next 18 months. The MSA Payments are to be credited against all direct service costs for which Icagen-T performs services, and in the event the MSA Payments exceed the direct service costs, a maximum aggregate credit of $2 million will be carried forward to subsequent years during the term of the MSA.

Upon the closing of the Sanofi Asset Purchase Agreement, Icagen-T executed a Deed of Trust providing Sanofi with a five year, $5 million lien on the Tucson Facility, securing performance of Icagen-T’s obligations under the MSA and the Sanofi Asset Purchase Agreement. The lien is subject to termination on the five year anniversary of the closing or upon the payment by Icagen-T of $5 million to Sanofi. The parties have also agreed to a Special Warranty Deed with a Right of Reverter (“Deed of Sale”) that will revert in Sanofi all rights in the Tucson Facility in the event that Icagen-T sells the Tucson Facility at any time within the next five years and upon certain other events related to the leasing of space at the Tucson Facility. The reversion rights of Sanofi under the Deed of Sale will terminate after five years or upon a cash payment of $5 million to extinguish the lien created by the Deed of Trust.

The MSA contains certain affirmative and negative covenants that Icagen-T is required to meet as well as certain maintenance covenants. The affirmative covenants include: (i) maintenance of separate books and records from its affiliates; (ii) maintenance of a separate board of directors from its affiliates; (iii) maintenance of its own bank accounts, invoices and checks; (iv) that it conduct business in its own name; (v) that it pay liabilities from its own bank account; (vi) segregation of its assets and liabilities from other entities; (vii) an allocation of any overhead expenses that are shared with affiliated entities through intercompany agreements; and (viii) observing corporate formalities. The negative covenants include a prohibition on: (a) dividends other than up to a maximum of $3.5 million during the first two years of the term; (b) the guaranty of debts of its affiliates; (c) the pledge of any of its assets for the benefit of any affiliate; (d) liens or borrowings unless done in furtherance of the Facility; (e) acquisitions or sale of assets outside of the ordinary course of business; and (f) amendments to organizational documents. In accordance with the terms of the maintenance covenants Icagen-T will be required: (A) to maintain a daily average cash balance held in all of its accounts for the prior five days of at least $575,000; (B) to maintain minimum current ratio (as defined in the MSA) of 1.05; (C) to maintain a minimum net worth of $1.5 million and (D) not to run assays or perform other contract research services, in each case, that Icagen-T or its affiliates could reasonably provide at the Tucson Facility, at any site other than the Tucson Facility. Icagen-T is also obligated to fulfill certain reporting requirements specified in the MSA. At any time after the second anniversary of the effective date of the MSA that Icagen-T provides an independent third party valuation certified by the National Association of Certified Evaluators and Analysts that concludes that: (x) Icagen-T’s assets are greater than its liabilities at fair value (or fair market value); (y) Icagen-T has sufficient capital to operate its business; and (z) Icagen-T has the ability to pay its debts as they mature, then: (1) all affirmative covenants and negative covenants shall terminate; (2) all reporting obligations shall terminate; and (3) all future MSA Payments and the associated Payment credit mechanism will be converted into a take or pay arrangement.

XRPro Technology

Prior to our acquisition of the Icagen assets, substantially all of our revenue was derived from government grants related to the use of our XRPro technology. To date, we have received aggregate grant funding of $10,456,000 from twenty-one grants and contracts from United States governmental agencies; of which nine were granted from the Department of Defense and twelve were granted from the National Institutes of Health. Of such contracts, all have been completed and we received payment in full for all completed contracts.

Our XRpro® technology quantifies drug/protein interactions without the need to modify the drug, protein, or cell, or use expensive reagents. We apply this technology to assay a variety of cellular processes and enzymatic functions. Cellular processes include ion channel and transporter function, which we assay to determine whether a drug is safe and effective as modeled by certain cellular processes, which are typically specified by our customers.  Many technologies require that expensive reagents (substances that are added to a system in order to bring about a chemical reaction or is added to see if a reaction occurs) or “labels” be used to measure the properties of drug candidates during the drug discovery process. These reagents are expensive, toxic, subject to regulatory oversight and can introduce experimental errors. Label-free technologies are particularly sought by the pharmaceutical industry because it is believed that they provide superior data at lower cost. Our technology measures directly or indirectly multiple parameters for both drugs and proteins, including chemical and biochemical binding and functional effects. This allows, for example, the ability to measure multiple interactions between a single drug and multiple proteins in a single measurement.

Our high throughput XRpro® technology allows us to perform assays that were previously unavailable or unacceptably expensive when performed using other technologies in specific cases. Advantages of XRpro® include the ability to perform measurements in challenging matrices, such as serum, and the ability to conduct assays of non-electrogenic transporters.

Strategy

Our goal is to become a leader in the discovery of drugs in the early phase of drug discovery that address disease areas with significant unmet medical need and commercial potential. We intend to diversify our business and increase awareness about our company through the execution of our strategy, key elements of which are as follows:

●	Artificial Intelligence (“AI”) in drug discovery will indelibly impact the way drugs are discovered, designed, created, distributed, and used. AI will drive more combination products, higher quality, and more personalization across the industry. At its core, the power of AI for pharma lies in its ability to mine and analyze enormous sets of raw data, such as those generated through R&D – an area in life sciences with the most to gain in these nascent stages of AI adoption. AI stands to bring a stronger degree of certainty in the clinical stage by enabling a more thorough understanding of biological and disease complexities that would, in turn, allow a more targeted approach at the onset, thus increasing the likelihood of clinical success and decreasing the associated risks. As the volume of data collected increases, so too does the potential of AI to have a transformative impact on the industry.

●	Maximize and strengthen and expand our core drug discovery technologies and development capabilities. All of our research programs have resulted from our core drug discovery technologies. We have steadily built these technologies, which span the key disciplines of biology, chemistry, computational chemistry and pharmacology, over a number of years. We intend to continue to invest in these core technologies, as the key to our future research programs and drug candidate identification. We are focusing a significant portion of our business efforts on increasing our partnerships that utilize our scientific expertise and technologies to aid in their determination of which molecules to advance into late stage preclinical and clinical trials. This couples our depth of expertise with that of our partner which we believe increases our probability of success.

●	Grow our strategic alliances with leading pharmaceutical and biotechnology companies. We plan to selectively enter into new additional strategic alliances with leading pharmaceutical and biotechnology companies to assist us in advancing our drug discovery and development programs. We expect that these alliances will provide us with access to the therapeutic area expertise and research, development and commercialization resources of our collaborators as well as augment our financial resources. We expect that in some of these alliances we will seek to maintain rights in the development of drug candidates and the commercialization of drugs as part of our effort to build our internal clinical development and sales and marketing capabilities.

●	Build and advance our product candidate pipeline. Through our ion channel drug discovery and development programs, we have created a pipeline of drug candidates that address diseases with significant unmet medical need and commercial potential across a range of therapeutic areas. We plan to aggressively pursue the development and commercialization of these drug candidates. We believe that the breadth of our capabilities in ion channel drug discovery technology and rare diseases will enable us to continue to identify and develop additional drug candidates on an efficient and rapid basis. In addition to developing drug candidates internally, we continue to evaluate opportunities to in-license promising compounds and technologies.

●	Enter into licensing relationships for our XRPro Technology. We are pursuing opportunities for the licensing of our proprietary XRPro technology, our legacy technology, which has unique capabilities in the transporter target class. For any licensing transactions that we may engage in, we anticipate receiving an up-front license fee, as well as fees for reagents we provide and our services in aiding the licensee with the use of the technology.

Our Strengths

We have established ourselves as one of the leaders in the early stage drug discovery market. Below are our strengths that we believe will enable us to capture a significant portion of the early stage drug discovery market:

●	Ability to Offer A Wide Range of Integrated Capabilities. Our capabilities span the key stages of early drug discovery and development up to IND. We have a leading biology expertise focused on ion channels which are important targets in neuroscience. Our capabilities in Icagen NC include a focus on ion channels and transporters, HTS and Lead optimization, ion channel profiling, assay development and x-ray fluorescence-based assays. At the Tucson Facility, we have leading biology expertise and platform capabilities in rare diseases and integrated drug discovery. Our Tucson Facility is also home to our in silico drug discovery platform applying both deep learning and AI-based approaches to advance our programs.

●	Strong Alliances and Partnerships. Our partners include several of the top 20 pharmaceutical companies, biotechnology and mid-sized pharmaceutical companies along with academic institutions and foundations.

●	Industry Trend Towards Outsourcing Innovation. During the last decade, many of the large pharmaceutical companies have downsized their research and development, leading to an increased need and willingness to outsource early drug discovery activities. As an indicator of this trend, Grand View Research (June 2018 report) estimates that the global drug discovery outsourcing market size is expected to reach $4.44 billion by 2025, with half of the drug discovery processes anticipated to be outsourced, thereby increasing the number of collaborations among drug discovery partners and key pharmaceuticals players(1). The report further states that lead identification and candidate optimization is slated for impressive growth. The urgent need to identify potential drug candidates for various chronic diseases is anticipated to fuel growth for outsourcing of early drug discovery activities, such as those that we provide. Grand View Research in its November 2017 report estimates that the global preclinical outsource market is anticipated to reach $6.6 billion in revenues in 2025 and it attributes the growing demand for quality partners to the number of complex drugs entering preclinical trials and growing pressure to curb research and development expenses(2).

●	Highly Experienced Team. Our team is derived from two key acquisitions of drug discovery experts in neuroscience, the Pfizer Acquisition, and rare disease, the Sanofi Acquisition. The teams at Icagen NC and the Tucson Facility have extensive experience over the last 20 plus years performing early drug discovery within Pfizer and Sanofi respectively, delivering Leads from the pre-clinical stage to the clinical candidate. Our team has a deep internal knowledge base in neuroscience and rare diseases that enables us to more rapidly move drug discovery projects forward.

●	Novel Asset Portfolio That Can Be Used for Partnership/ Collaboration Opportunities. We have developed in house a portfolio of assets targeting different indications that we believe would be ideal candidates for partnership opportunities. In May 2018, we announced our first such collaboration with the Cystic Fibrosis Foundation to discover therapies to treat cystic fibrosis and in December 2018, we announced our second such collaboration with Roche to discover therapies for certain neurological diseases.

●	Large Markets for Our Focus Research Areas. We have ongoing alliances and partnerships with pharmaceutical and biotechnology companies, foundations and academic institutions in many areas of neurological and rare diseases. These disease areas present markets with huge unmet medical needs and opportunities of significant revenue. According to the World Health Organization approximately 14.0% of the global population is expected to suffer from some form of central nervous system disorder by 2020 and that number is expected to remain fairly constant through 2030(3). A rapidly increasing geriatric population base results in increased levels of incidence of central nervous system disorders. Central nervous system disorders are one of the three main therapeutic areas worldwide and are expected to reach $128.9 billion according to a Grand View Research July 2017 report(4). In addition, the rare disease market is also expanding and Grand View Research in its report published in June 2017 estimated that the global cystic fibrosis therapeutics market size was $3.56 billion in 2016(5). According to the data published by Cystic Fibrosis Foundation, the incidence of these hereditary disorders is constantly growing; in the U.S., in 2017, there were 29,887 patients as compared to the 27,607 patients in 2012(6).

(1)	Grand View Research, Drug Discovery Outsourcing Market worth $4.4 Billion by 2025, Report June 2018.
(2)	Grand View Research Pre-clinical CRO Market Size worth $6.6 Billion by 2025/CAGR 8.3% Report, November 2017.
(3)	World Health Organization, Neurological Disorders: public health challenges Report.
(4)	Grand View Research, CNS Therapeutics Market worth $128.9 Billion by 2025/CAGR 5.9%, July 2017.
(5)	Grand View research, Cystic Fibrosis (CF) Therapeutics Market Analysis by Drug class (Pancreatic Enzyme Supplements, Mucolytics, Bronchodilators, CTFR Modulators), By Route of Administration, By Region and Segment Forecasts, 2018-2025, June 2017.
(6)	Cystic Fibrosis Foundation, Annual Data Report 2017: Cystic Fibrosis Foundation Patient registry, August 2017.

Industry Overview

Pharmaceutical research and development organizations are under pressure to deliver differentiated products while holding spending flat. During the last decade, many of the large pharmaceutical companies have downsized their research and development, leading to an increased need and willingness to outsource early drug discovery activities. Thus, to invest their R&D budget more efficiently, the pharmaceutical industry has been increasing the segment of the budget dedicated for outsourcing and partnering. This leads to increased flexibility to address the changing landscape in the discovery world and to reduce significantly the fixed costs for headcounts. In addition, this allows rapid access to specific know-how instead of building up know-how internally which is time and resource intensive. For the foreseeable future, outsourcing is expected to increase even further as a proportion of R&D spending, including significant investment in the early part of the discovery phase. Meanwhile, big pharma’s well-known innovation gap, including the absence of promising preclinical leads in their pipelines, has been further increased. Therefore, we believe we are evolving at an opportune time as a leading drug discovery company, offering outsource services to support the growing need of the pharmaceutical industry while in parallel generating proprietary leads for innovative therapies for diseases with a high unmet medical need.

Source and Availability of Raw Materials

In general, most of the materials we use for our research operation are readily available from multiple suppliers including specialty chemicals for certain types of assays. We do, however, conduct high throughput electrophysiology experiments on specific pieces of equipment from multiple vendors. In these cases, the consumables (i.e. chips or plates) are manufactured and sold by the same vendors who manufacture the equipment. Should these vendors fail to deliver the consumables in a timely manner this could adversely affect our assay services operation.

Research and Development

For the years ended December 31, 2018 and 2017, we spent approximately $2,187,190 and $3,328,843, on research and development salaries. For more information regarding our research and development expenses, please see “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our patent estate as of April 11, 2019  is summarized below:

●	Method for Detecting Binding Events Using Micro X-Ray Fluorescence Spectrometry, which includes an issued U.S. patent that is expected to expire in about 2021;

●	Flow Method and Apparatus for Screening Chemicals Using Micro X-Ray Fluorescence, which includes issued patents in the U.S., Europe, Japan and Singapore, such patents are expected to expire in 2022;

●	Method and Apparatus for Detecting Chemical Binding, which includes about 10 issued patents in the U.S., Europe, Japan and Singapore; such patents are expected to expire in 2023;

●	Drug Development and Manufacturing, which includes an issued U.S. patent that is expected to expire in 2021;

●	Advanced Drug Development and Manufacturing, which includes about 20 issued foreign patents, in Europe, Japan, and Hong Kong, expected to expire in 2026, and a pending application in the U.S. which, if issued, is expected to expire between 2021-2026;

●	Well Plate/Apparatus for Preparing Samples for Measurement by X-Ray Fluorescence Spectrometry, which includes issued over 15 issued patents in the U.S. Europe, and Japan, which are expected to expire in 2028, and a pending application in the U.S., which, if issued, is also expected to expire in 2028;

●	Method and Apparatus for Measuring Protein Post Translational Modification, which includes a patent issued in Japan, which is expected to expire in 2028 and pending applications in U.S. and Japan, which, if issued, are also expected to expire in 2028;

●	Method and Apparatus for Measuring Analyte Transport Across Barriers, which includes 3 issued U.S. patents and issued patents in China and Hong Kong, which are expected to expire in 2030/2031, and pending applications in U.S., Europe, and China, which, if issued, are also expected to expire in 2030; and

●	Method for Analysis Using X-Ray Fluorescence, which includes 4 issued U.S. patents, which is expected to expire in 2031, and a pending U.S. patent application which, if issued, is expected to expire in 2031.

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

Company History

Our company, formerly known as XRpro Sciences and Caldera, was founded in 2003 at the request of the then director of Los Alamos National Laboratory (“LANL”) for the purpose of commercializing the use of x-ray fluorescence to measure the chemical composition of pharmaceuticals. In March 2015, we effected a 1-for -2 reverse stock split of our common stock. In July 2015, we expanded our services and capabilities and entered into an asset purchase agreement with Pfizer Research (NC), an indirect subsidiary of Pfizer (“Pfizer Research”), whereby certain assets were acquired from Pfizer Research, including the name Icagen. We moved our headquarters to Research Triangle Park, Durham, North Carolina, where the Pfizer subsidiary’s operations were conducted and on August 28, 2015 changed our name to Icagen, Inc.

Pfizer Research was founded in 1992 as a start-up biotech to discover, develop and commercialize small molecules targeting ion channels. Pfizer Research sent its first molecule into the clinic for sickle cell anemia in 1999. Over the years Pfizer Research also provided access to its innovative discovery platform. In 2007, Pfizer Research entered into a collaborative agreement with Pfizer to identify novel compounds targeting voltage-gated sodium channels for the treatment of pain. Due to the success of the programs, Pfizer Research was acquired in 2011 by Pfizer. Pfizer integrated Pfizer Research into Neusentis, which was a biotech-like unit within Pfizer combining research in pain, sensory disorders, and regenerative medicine for the next 4 years. In an effort to move to a more variable (outsourced) R&D model, Pfizer in July 2015 divested Pfizer Research to us and we re-launched the Pfizer Research team and capabilities under the Icagen name.

Since the Pfizer Research spinout from Pfizer, we have experienced accelerated growth and market acceptance as a leader in the area of ion channel and transporter targets with major large pharma clients and biotech companies. We then began to look for ways to leverage that success and did so in July 2016 with the newly acquired Icagen Tucson business from Sanofi which added a complete integrated drug discovery capability beyond ion channels and transporters covering most classes of drug discovery targets.

The Tucson Research Center, a two-story laboratory and office building with approximately 113,950 square feet of space located in the Town of Oro Valley, Pima County, Arizona (the “Tucson Facility”), which we acquired from Sanofi in July 2016, enhances our depth of expertise as a specialized pharmaceutical services company, enabling us to offer a broad range of integrated drug discovery services in a growing market. The Tucson Facility provides capacity in cell models, human biomarkers and stem cells-based assays. In addition, the site provides compound management services, HTS and Hit identification, in vitro pharmacology, medicinal chemistry, computational chemistry and ADME, as well as high volume biology with a flexible robotic infrastructure capable of performing high throughput screening in ultra-high 1536 format.

Corporate Information

We were incorporated in the State of Delaware on November 12, 2003 under the name Caldera Pharmaceuticals, Inc. On December 4, 2014 we changed our name to XRpro Sciences, Inc. and on August 28, 2015, after our acquisition of certain assets of Pfizer Research, we changed our name to Icagen, Inc. Our principal executive offices are located at 4222 Emperor Blvd., Suite 350, Durham, North Carolina 27703, our telephone number is (919) 941-5206.

Discussions with respect to our operations included herein include the operations of our operating subsidiary, Icagen Corp (formerly known as XRpro Corp), formed on July 10, 2010 and Icagen-T, Inc, formed on June 16, 2016, a subsidiary formed to acquire the assets of Sanofi’s ultra-high-throughput biology, screening and chemistry capabilities and research facility in Oro Valley, Arizona. We have two other subsidiaries, XRpro Sciences Inc., formed on December 10, 2015 and Caldera Discovery Inc., formed on March 26, 2015, which have always been dormant.

Additional information about our company is contained at our website, www.icagen.com. Information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The following Corporate Governance documents are also posted on our website: Code of Conduct, Code of Ethics for Financial Management and the Charters for the Audit Committee, Compensation Committee and Nominations Committee of the Board of Directors.

Employees

As of the date of this Annual Report on Form 10-K, we employed 68 employees, of which 66 are full time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the risks related to our business set forth in this Annual Report on Form 10-K and the other information included and incorporated by reference in this Annual Report on Form 10-K, you should carefully consider the risks described below before purchasing our common stock. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the years ended December 31, 2018 and 2017 we had a net loss of $(13,039,313) and ($6,110,434), respectively. The only year that we had net income was the year ended December 31, 2014 when we received proceeds from the settlement of the Los Alamos National Security, LLC matter. We cannot be certain that our business strategy will ever be successful. During the years ended December 31, 2017 and 2018, we did not generate sufficient cash from ongoing operations to pay our expenses and required additional debt and equity funding in addition to revenue generated from operations to pay our expenses. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans and our services to biotechnical and pharmaceutical customers, successful development and commercialization of product candidates, marketability of our technology, instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

A significant portion of our net revenue has been generated from services provided to a limited number of our customers.

For the year ended December 31, 2018, we derived 100% of our revenues from commercial revenues for services provided to pharmaceutical and biotech customers, of which 83.4% was derived from seven customers. For the year ended December 31, 2017 we derived 56.2% of our revenue from commercial revenues (of which 78.8% of our commercial revenues was for services provided to five large pharmaceutical customers and one biotech company); 42.4% of our revenue was from subsidy revenue and the remaining 1.4% was derived from government grants. Prior to the acquisition of certain of the assets of a subsidiary of Pfizer we derived substantially all of our revenue from services we performed for two governmental agencies. Our business model which now concentrates on commercial customers is relatively new and there can be no assurance that we will be able to increase the revenue derived from commercial customers to a significant amount. Our master services agreement with Sanofi guaranteed $32 million over a five-year period of which $27,500,000 has been received and a further $4,500,000 is expected to be paid in the next 18 months, subject to us meeting certain terms and conditions. There can be no assurance that we will attract a sufficient number of other pharmaceutical companies to provide our services to or that Pfizer, Sanofi and our other customers will continue to use our services or that Sanofi will increase the scope of the services required. We do not have enough information regarding our new business model to assess its success.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

Although we have generated revenue, our operating losses, negative cash flows from operations and limited alternative sources of revenue raise substantial doubt about our ability to continue as a going concern. During the years ended December 31, 2018, and 2017 we did not generate enough revenue from operations to sustain our operations. We will be required to increase our revenue from customers and/or obtain additional financing in order to pay existing contractual obligations (which include amounts required to maintain the Tucson Facility and the amounts owed under our loans) and to continue to cover operating losses and working capital needs. We cannot assure you that our revenue generated from operations or any future funds we raise will be sufficient to support our continued operations.

The audit report of RBSM LLP for the fiscal year ended December 31, 2018 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. If we cannot raise adequate capital on acceptable terms, we will need to revise our business plans.

We will need to generate significant revenue or raise additional capital to fully implement our business plan and meet our existing obligations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss of $(13,039,313) for the year ended December 31, 2018 and a net loss of $(6,110,434) for the year ended December 31, 2017. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. Pursuant to the terms of our asset purchase agreement with Pfizer, as amended July 15, 2016 (the Pfizer APA), we are required to pay Pfizer, commencing May 2017, minimum quarterly payments of $50,000 each for the period January 2017 to December 31, 2018, including interest on the difference between the unpaid deferred purchase consideration and the $50,000, a lump sum of unpaid deferred purchase consideration due for the period January 1, 2017 to December 31, 2018, the deferred portion of the quarterly payments from January 2017 until December 31, 2018 on March 31, 2019 and thereafter a minimum payment of $250,000 each quarter up to a maximum of $10,000,000. Pursuant to the terms of our asset purchase agreement with Sanofi (the Sanofi APA), our subsidiary, Icagen-T, agreed to maintain and pay the maintenance costs of the Sanofi chemical libraries that remain at the Tucson Facility. We are also required to make significant payments under the terms of our outstanding term loans. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings will provide us with enough funds to continue our operations at our current level for the next six months. Unless we raise additional funds or increase revenues, we will be forced to curtail our operations and limit our marketing expenditures. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities, such as senior secured notes, may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations significantly, it could result in the loss of all of your investment in our stock.

During the past three years, a significant portion of our net revenue at our Tucson Facility has been generated from services provided to Sanofi.

Our failure to increase our customer base and the services we provide at the Tucson Facility will adversely affect our business. Our Sanofi Master Services Agreement (Sanofi MSA) required Sanofi to make significant payments to us during the next two and a half years in consideration of Icagen-T providing services to Sanofi, so long as Icagen-T complies with the covenants set forth in the Sanofi MSA. The Sanofi MSA requires that Sanofi make payments to us of an aggregate $4,500,000 over the next two and a half years. Inasmuch as prior to the acquisition of the Tucson Facility, the Tucson Facility was used solely to service Sanofi and had no third-party customers, Sanofi continues to be a significant customer of Icagen-T. We cannot guarantee when, or if ever, our dependence upon Sanofi as a major customer at the Tucson Facility will end. There can be no assurance that we will attract a sufficient number of other pharmaceutical companies to provide our services to or that Sanofi will increase the scope of the services required. We do not have enough information regarding our new business model to assess its success.

Our business is dependent upon our ability to attract new commercial customers.

Our future success is dependent upon us attracting new commercial customers and increasing the services that we provide to existing customers, including Sanofi and Pfizer. The $1,000,000 annual guaranteed payment that we received from Pfizer under the Pfizer MSA terminated on June 30, 2017. The payments that we are to receive from Sanofi under the terms of the Sanofi MSA are subject to termination in the event that we do not comply with certain covenants contained in the Sanofi MSA that are unrelated to our performance of services under the Sanofi MSA. In addition, the guaranteed payments from Sanofi over the next two and a half years are significantly less than those paid in the first two and a half years and will not be sufficient to cover the costs of the operations at the Tucson Facility. We do not have enough information regarding our new business model which concentrates on collaborations/partnerships and commercial customers to assess our success. Our future success is dependent upon us attracting new customers and increasing the services that we provide to existing customers, including Sanofi and Pfizer. There can be no assurance that we will be able to attract new commercial customers or increase the services that we provide to existing customers, including Pfizer and Sanofi.

We depend significantly on our relationship with our third party collaborators.

A termination or expiration of our current collaboration with Sanofi and the Cystic Fibrosis Foundation and Roche or any potential future collaborations would adversely affect us financially and could harm our business reputation. The Sanofi MSA provides that Icagen-T will perform services for Sanofi at our Tucson Facility for the next two and half years for payments from Sanofi to Icagen-T of $4.5 million, so long as Icagen-T complies with the covenants set forth in the Sanofi MSA. Our collaboration with Sanofi and the Cystic Fibrosis Foundation and Roche or future collaborations we may enter into may not be scientifically or commercially successful.

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. A termination or expiration of our current collaboration with Sanofi and the Cystic Fibrosis Foundation, Roche or any potential future collaborations would adversely affect us financially and could harm our business reputation.

If we do not comply with certain of the covenants under the Sanofi MSA, Sanofi has the right to terminate the Sanofi MSA and foreclose on its lien on the Tucson Facility.

The Sanofi MSA has several affirmative and negative covenants as well as certain maintenance covenants with which Icagen-T must comply. Under the Sanofi MSA, the failure to comply with the maintenance covenants and certain responsibilities with respect to maintenance of the chemical libraries results in the automatic termination of the Sanofi MSA which would result in termination of the MSA Payments to us as well as the right of Sanofi to exercise its rights under the Deed of Trust and foreclose on its $5,000,000 lien on the Tucson Facility.

Our business is difficult to evaluate because we have recently changed our business model to offering a full complement of screening services to the broader pharmaceutical sector. There can be no guarantee that we will be able to effectively integrate the Icagen and Sanofi business.

Since our acquisition of the Pfizer Research assets, we have shifted our business model from offering only our XRpro screening services to governmental agencies as we did in the past offering a full complement of screening services to the broader pharmaceutical sector. With the addition of the assets acquired from Sanofi, we now offer ultra-high-throughput biology, screening and chemical capabilities. We have also entered into partnerships/collaborations that require estimates of capital and personnel required to perform under the partnerships/collaborations. There is a risk that we will be unable to successfully conduct our business under our new model. Our estimates of capital, personnel and equipment required for our expanded business model are based on the experience of management and businesses they are familiar with. We are subject to the risks such as our ability to implement our business plan, market acceptance of our services, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of our ability to generate revenues. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. Even if we generate revenue, there can be no assurance that we will be profitable. In addition, no assurance can be given that we will be able to consummate our business strategy and plans, as described herein, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends or even to make quarter to quarter comparisons of our operating results. You should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

To date we have established only two partnerships/collaborations and there is no assurance that we will receive development and commercial milestone payments or royalty payments from such partnerships/collaborations.

Although we expect to generate significant future revenue from partnerships and collaborations as well as license revenue for the use of our technology, to date, we have not derived significant revenue from such sources and have only entered into two such partnership/ collaborations. To date, our sole source of revenue has been our provision of services and the upfront payments received from our partnerships/collaborations. To date we have entered into two partnerships/ collaborations for which we have an opportunity to receive development and commercial milestone payments and/or royalty payments; however, any such payments, if received, will not be received for many years and are dependent upon the successful commercialization of a drug candidate for which there can be no assurance. Therefore, there can be no assurance that we will ever receive the milestone payments or royalty payments from such partnerships/collaborations.

Our Chairman of the Board and other members of our Board beneficially owns a substantial portion of our outstanding common stock and Series C Preferred Stock resulting in ownership by him of a significant percentage of our voting power, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our company.

The concentration of ownership of our stock could discourage or prevent a potential takeover of our company that might otherwise result in an investor receiving a premium over the market price for his shares. Our Chairman of the Board owns 164,284 shares of our common stock, 685,704 shares of the Series C Preferred Stock, which shares have the right to 2,057,112 votes and exercisable options, representing beneficial ownership of 16.9% of our outstanding shares of common stock and 25.3% of our voting power. In addition, the holders of the Series C Preferred Stock have the right to elect one director to our Board of Directors and have certain consent rights. In addition, the directors as a group beneficially own 2,671,662 shares of our common stock, 757,132 shares of the Series C Preferred Stock, which shares have the right to 2,271,396 votes and exercisable warrants and options, representing beneficial ownership of 32.0% of our outstanding shares of common stock and 34.0% of our voting power. Accordingly, our Chairman of the Board alone and our Board members together would have significant influence over the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our securities, you may have no effective voice in the management of our company. Such significant influence over control of our company may adversely affect the price of our common stock. Our Chairman of the Board as well as our board of directors may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, as well as mergers or other business combinations which require the vote of a majority of our outstanding shares. Such significant influence may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

 We may not be able to utilize our tax net operating loss carry-forwards to offset future taxable income.

At December 31, 2018 we had approximately $28,041,000 in tax net operating loss carry-forwards available to offset future taxable income, thereby potentially reducing our future tax expense/liabilities. However, these tax net operating loss carry-forwards may be limited in accordance with IRC Section 382 following a more than 50 percentage point change in ownership, in aggregate during any three-year look-back period. This potential limitation on our ability to use our tax net operating loss carry-forwards to offset future taxable income could result in increased tax expense/liabilities and decreased net earnings. These loss carry-forwards expire through 2034 if unused.

We must expend a significant amount of time and resources to develop new products, and if these products do not achieve commercial acceptance, our operating results may suffer.

We expect to spend a significant amount of time and resources to develop new products, the molecules we own, new products and refine existing products and have spent significant time and money developing our XRpro® instruments. We commenced development of our XRpro® instruments in the year 2006 and since then have developed four enhanced versions of our original instrument; each enhancement was developed over an approximate two-year period of time. We may also be required to make modifications or enhancements at the request of our customers. Our expense for research and development salaries for the year ended December 31, 2018 was $2,187,190 and for the year ended December 31, 2017 was $3,328,843, most of which was used to develop assays for commercial applications. In light of the long product development cycles inherent in our industry, any developmental expenditure will typically be made well in advance of the prospect of deriving revenues from the sale of new services. In addition, since our potential customers are not expected to be obligated by long-term contracts to purchase our services, our anticipated services orders may not materialize, or orders that do materialize may be canceled. As a result, if we do not achieve market acceptance of services we provide, our operating results will suffer. Our services may also be priced higher than our competitors, which may impair commercial acceptance. We cannot predict whether new services that we expect to introduce will achieve commercial acceptance.

If we deliver services with defects, our credibility will be harmed and the sales and market acceptance of our services will decrease.

Our services are complex and may at times contain errors, defects and bugs when introduced. If in the future, we deliver services with errors, defects or bugs, our credibility and the market acceptance and sales of our services would be harmed. Further, if our services contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We may agree to indemnify our customers in some circumstances against liability arising from defects in our services. In the event of a successful product liability claim, we could be obligated to pay significant damages.

Most of our potential customers are from the pharmaceutical and biotechnology sector and are subject to risks faced by those industries.

We expect to derive a significant portion of our future revenues from sales to customers in the pharmaceutical and biotechnology sector, which includes governments and private companies. We expect a substantial part of our future revenue to be derived from pharmaceutical companies. As a result, we will be subject to risks and uncertainties that affect the pharmaceutical and biotechnology industries, such as availability of capital and reduction and delays in research and development expenditures by companies in these industries, pricing pressures as third-party payers continue challenging the pricing of medical products and services, government regulation, and the uncertainty resulting from technological change.

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

Many of our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our services.

We operate in a highly competitive industry and face competition from companies that design, manufacture and market instruments for use in the life sciences research industry, from genomic, pharmaceutical, biotechnology and diagnostic companies and from academic and research institutions and government or other publicly-funded agencies, both in the United States and elsewhere. We may not be able to compete effectively with all of these competitors. Many of these companies and institutions have greater financial, engineering, manufacturing, marketing and customer support resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of services, which could impair sales of our services. Moreover, there has been significant merger and acquisition activity among our competitors and potential competitors. These transactions by our competitors and potential competitors may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs. Many of our potential customers are large companies that require global support and service, which may be easier for our larger competitors to provide. Many of the large pharmaceuticals companies have the financial resources to conduct the services we provide internally.

We believe that competition within the markets we serve is primarily driven by the need for innovative products that address the needs of customers. We attempt to counter competition by seeking to develop new services and provide quality, cost-effective services that meet customers’ needs. We cannot assure you, however, that we will be able to successfully develop new services or that our existing or new services will adequately meet our potential customers’ needs.

Rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and frequent new product and service introductions characterize the markets for our services. To remain competitive, we may be required to develop new services and periodically enhance our existing services in a timely manner. We may face increased competition as new companies enter the market with new technologies that compete with our services and future services. We cannot assure you that one or more of our competitors will not succeed in developing or marketing technologies products or services that are more effective or commercially attractive than our services or future services, or that would render our technologies obsolete or uneconomical. Our future success will depend in large part on our ability to maintain a competitive position with respect to our current and future technologies, which we may not be able to do. In addition, delays in the provision of our services may result in loss of market share due to our customers’ purchases of competitors’ services during any delay.

We are dependent upon equipment manufacturers for consumables.

The consumables (i.e., chips or plates) used in our equipment upon which we conduct high throughput electrophysiology experiments are manufactured and sold by the same vendor who manufactures the equipment. Although we believe other vendors could provide these consumables, we have no assurance as to timing or price. Should this vendor fail to deliver the consumables in a timely manner this could adversely affect our assay services operations.

We depend on our key personnel, the loss of whom would impair our ability to compete.

We are highly dependent on the employment services of key management, engineering and scientific staff. The loss of the service of any of these persons could seriously harm our service offerings and commercialization efforts. In addition, research, scientific and biological development and commercialization will require additional skilled personnel in areas such as chemistry and biology, and software and electronic engineering and recruitment and retention of personnel, particularly for employees with technical expertise, is uncertain. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced. Since our facilities are located in two specific cities, it may be difficult for us to attract employees in the cities in which our facilities are located. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business and may result in us relocating some or all of our operations.

We may in the future need to initiate lawsuits to protect or enforce our patents and other proprietary rights, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market.

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

There can be no assurance that any of our patent applications or licensed patent applications will issue or that any patents that may issue will be valid and enforceable. We may not be successful in securing or maintaining proprietary patent protection for our products and technologies that we develop or license. In addition, our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property protection, which could reduce our anticipated sales. While some of our technologies have proprietary patent protection, a challenge to these patents can subject us to expensive litigation. Litigation concerning patents, other forms of intellectual property, and proprietary technology is becoming more widespread and can be protracted and expensive and distract management and other personnel from performing their duties.

We also rely upon trade secrets, unpatented proprietary know-how, and continuing technological innovation to develop a competitive position. If these measures do not protect our rights, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our technologies may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries and our trade secrets may become known through other means not currently foreseen by us. We cannot assure you that others will not independently develop substantially equivalent proprietary technology and techniques or otherwise gain access to our trade secrets and technology, or that we can adequately protect our trade secrets and technology.

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

We currently offer our services to companies located outside of the United States, and therefore our business is subject to risks associated with doing business internationally, including:

●	trade restrictions and changes in tariffs;

●	the impact of business cycles and downturns in economies outside of the United States;

●	unexpected changes in regulatory requirements that may limit our ability to export our services or sell into particular jurisdictions;

●	import and export license requirements and restrictions;

●	difficulties in maintaining effective communications with customers due to distance, language and cultural barriers;

●	disruptions in international transport or delivery;

●	difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;

●	difficulties in enforcing agreements through non-U.S. legal systems;

●	longer payment cycles and difficulties in collecting receivables; and

●	potentially adverse tax consequences.

If any of these risks materialize, our international sales could decrease and our foreign operations could suffer.

We may acquire other businesses or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of businesses and assets. To date we have made two acquisitions, the acquisition of certain of the assets of Pfizer Research and the acquisition of the Tucson Facility from Sanofi. We also may pursue strategic alliances and joint ventures that leverage our technology and industry experience to expand our offerings or other capabilities. Though certain company personnel have business development and corporate transaction experience, including with licensing, and acquisitions, and strategic partnering, as a company we have limited experience with forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume known liabilities as well as unknown or contingent liabilities. Any future acquisitions also could result in us incurring significant debt or contingent liabilities as we did in the past, significant write-offs or the incurrence of debt, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

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

In our August 2018 debt financing, we received advances in the aggregate principal amount of $7,250,000 (the “Icagen Term Loan”) pursuant to a Credit Agreement that we entered into with the banks and other financial institutions from time to time party thereto, as lenders (collectively, the “Icagen Lenders”) and Perceptive Credit Holdings II, LP, a Delaware limited partnership (“Perceptive”), as administrative agent for the Icagen Lenders (the “Icagen Credit Agreement) and issued a warrant to purchase 723,550 shares of our common stock (the “Purchaser Warrants”), and Icagen-T received advances in the aggregate principal amount of $8,000,000 (the “Icagen-T Term Loan, collectively with the Icagen Term Loan, the “Term Loans”) pursuant to a Credit Agreement with the Lenders and Perceptive as administrative agent (the “Icagen-T Credit Agreement, together with the Icagen Credit Agreement, the “Credit Agreements”), which Term Loans are secured by a security interest in all of our existing and future assets, subject to existing security interests and exceptions. The Term Loans require us and Icagen-T, respectively, among other things, to maintain the security interest, make monthly installment payments, and meet various negative and affirmative covenants. In addition, on August 13, 2018, we issued our 10% Subordinated Promissory Note in the aggregate principal amount of $500,000 due on the earlier of: (x) the date that is twelve (12) months after its issue date or (y) our receipt of the proceeds of funding from our next collaboration/partnership (the “10% Subordinated Promissory Notes”), of which notes in the principal amount of $300,000 remain outstanding and are subordinated in certain respects to the Term Loans. If we or Icagen-T fails to comply with the terms of the Term Loans and/or the related agreements, the senior note holder could declare a note default and if the default were to remain uncured, the secured creditor would have the right to proceed against any or all of the collateral securing their Term Loans, subject to the first priority of our secured creditors. Any action by our secured or unsecured creditors to proceed against our assets would likely have a serious disruptive effect on our business operations. If we fail to comply with the terms of the Subordinated Notes, the note holder could declare a note default and if the default were to remain uncured, the creditor would have the right to proceed against us, subject to the first priority of our secured creditors.

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

We have a substantial amount of indebtedness. As of December 31, 2018, principal debt owed under the Term Loans and 10% Subordinated Promissory Notes was $15.55 million (disclosed as $12.96 million net of debt discount of $2.59 million). Our substantial leverage could have important consequences to investors, including:

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

In addition, the Credit Agreements also contain covenants requiring us and our subsidiaries to maintain cash and cash equivalents held in one or more accounts subject to the first priority perfected security interests of the lenders under the Credit Agreements of not less than (a) $1,000,000 following the closing date until March 31, 2019, and (b) $1,500,000 at all times thereafter. The Credit Agreements also provide for specified quarterly minimum consolidated net revenue covenants of us and our subsidiaries for the trailing twelve month period ended on each such calculation date during the term of the Credit Agreements. In addition, the Credit Agreement also provides that it is an event of default if certain key persons (Richie Cunningham and Timothy Tyson) do not remain in certain positions with our company. A breach of any of these covenants would result in a default under our Term Loans. If an event of default under our Credit Agreements occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we were unable to pay such amounts, the lenders could proceed against the collateral pledged to them. We have pledged our inventory, accounts receivable, cash, securities, other general intangibles and the capital stock of certain subsidiaries to the lenders. In addition, Icagen-T has pledged all of its assets, including the facility located in Tucson, subject to the Sanofi lien. In such an event, we cannot assure you that we would have sufficient assets to pay amounts due on the Term Loans.

It may be difficult to realize the value of the collateral securing the Term Loans.

The collateral securing the Term Loans is subject to any and all exceptions, defects, encumbrances, liens and other imperfections as may be accepted by the collateral agent for the notes and any other creditors that also have the benefit of liens on the collateral securing the Term Loans from time to time, whether on or after the date the Term Loans are issued. The existence of any such exceptions, defects, encumbrances, liens or other imperfections could adversely affect the value of the collateral securing the notes as well as the ability of the collateral agent to realize or foreclose on such collateral.

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

Pursuant to the terms of the registration rights agreement that we entered into in connection with the Term Loans as well as our prior convertible note financing, we are required to file a registration statement with respect to securities issued to the Lenders upon their request within a certain time period and maintain the effectiveness of such registration statement. The failure to do so could result in the payment of damages by us. There can be no assurance as to when this registration statement will be declared effective or that we will be able to maintain the effectiveness of any registration statement, and therefore there can be no assurance that we will not incur damages with respect to such agreements.

RISKS ASSOCIATED WITH INVESTING IN OUR COMMON STOCK

The issuance of shares of common stock upon conversion of the Series C Preferred Stock and existing warrants would dilute the ownership of such holders and may adversely affect the market price of our common stock.

The conversion of the Series C Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series C Preferred Stock could adversely affect prevailing market prices of our common stock. Currently, we have 799,989 shares of Series C Preferred Stock outstanding that convert to 799,989 shares of common stock. Sales by such holders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The holders of shares of the Series C Preferred Stock may exercise significant influence over us.

The holders of the Series C Preferred Stock will own approximately 11% of our shares of common stock on a fully diluted as-converted basis based on the number of shares of common stock outstanding as of the date hereof and have the right to votes equal to 27% of our outstanding voting securities.

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

Upon our liquidation, dissolution or winding up, the holders of the Series C Preferred Stock will be entitled to receive out of our assets, in preference to the holders of the common stock and any junior preferred stock, an amount per share equal to the greater of (i) the sum of the Accreted Value (as defined in the Certificate of Designation) plus an amount equal to all accrued or declared and unpaid dividends on the Series C Preferred Stock that have not previously been added to the Accreted Value, or (ii) the amount that such shares would have been entitled to receive if they had converted into common stock immediately prior to such liquidation, dissolution or winding up. In addition, upon consummation of a specified change of control transaction, each holder of Series C Preferred Stock will be entitled to have us redeem the Series C Preferred Stock at a price specified in the Certificate of Designation. These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us. Provisions that have the effect of discouraging, delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock. If there are insufficient assets to pay in full such amounts, then the available assets will be ratably distributed to the holders of the Series C Preferred Stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. The holders of Series C Preferred Stock also have a preferential right to receive cumulative dividends on the Accreted Value of each share of Series C Preferred Stock at an initial rate of 12% per annum, compounded quarterly.

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

It is difficult for us to determine the number of shares of common stock that we will be required to issue upon conversion of the Series C Preferred Stock and exercise of our outstanding warrants issued with the Series C Preferred Stock.

Since the conversion price of our Series C Preferred Stock and the exercise price of many of our outstanding warrants issued are subject to reduction if we issue certain future securities at prices that are lower than the conversion price of the Series C Preferred Stock or exercise price of the warrants, we cannot at this time determine the number of shares of common stock that we will be required to issue upon conversion of the Series C Preferred Stock or exercise of the warrants.

Our failure to fulfill all of our registration requirements may cause us to suffer damages, which may be very costly.

Pursuant to the terms of the registration rights agreement that we entered into with investors in our recent private placement offerings, we are required to file a registration statement with respect to securities issued to them within a certain time period and maintain the effectiveness of such registration statement. The failure to do so could result in the payment of damages by us. There can be no assurance as to when this registration statement will be declared effective or that we will be able to maintain the effectiveness of any registration statement, and therefore there can be no assurance that we will not incur damages with respect to such agreements.

As a result of our being a public company, we are subject to additional reporting and corporate governance requirements that require additional management time, resources and expense.

We are obligated to file with the Securities and Exchange Commission annual and quarterly information and other reports that are specified in the Exchange Act. We are also subject to other reporting and corporate governance requirements under the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated thereunder, all of which impose significant compliance and reporting obligations upon us. The costs of preparing and filing annual and quarterly reports and other information with the Securities and Exchange Commission has and will continue to cause our expenses to be higher than they would be if we were a privately-held company.

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

We currently have 6,393,107 shares of our common stock outstanding and 799,989 shares of the Series C Preferred Stock outstanding that are currently convertible into 799,989 shares of our common stock. All of the common shares are eligible for resale under Rule 144 and the shares issuable upon conversion of the Series C Preferred Stock are eligible for resale under Rule 144; however, 792,762 shares of common stock and 799,989 shares currently issuable upon conversion of the Series C Preferred Stock are held by affiliates and are subject to certain volume limitations and secondly, Rule 144 requires that the shares be sold in “broker’s transactions” which is not possible before a public market for the common stock is established. If our shareholders were to sell substantial amounts of our common stock in the public market at the same time, the market price of the common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the stock, the perception in the public market that our shareholders might sell significant shares of the common stock could also depress the market price of the common stock.

A decline in the future publicly traded price of the shares of common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities and may cause you to lose part or all of your investment in our shares of common stock.

We do not expect to pay dividends on our common stock in the foreseeable future.

We do not expect to pay dividends on our common stock for the foreseeable future, and we may never pay dividends. In addition, the covenants contained in the Term Loans prohibit the payment of any dividends. Consequently, the only opportunity for common stockholders to achieve a return on their investment may be if a trading market develops and common stockholders are able to sell their shares for a profit or if our business is sold at a price that enables common stockholders to recognize a profit. We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends for the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time, there is no trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party will offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

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

Our common stock is not currently traded on any market and there can be no assurance that an active trading market for the common stock will ever be established

The common stock is not currently traded on any market and therefore no public market for our common stock exists. In addition, no assurance can be given that an active trading market for the common stock will ever be established. Even if a public market for our common stock is established on a securities exchange, we cannot predict the extent to which investors’ interests will lead to an active trading market for our common stock or whether the market price of our common stock will be volatile or exceed the price paid by investors for the common stock or the exercise price of our warrants outstanding. If an active trading market does not develop, investors will continue to have difficulty selling any of our common stock. There may be limited market activity in our stock and we are likely to be too small to attract the interest of many brokerage firms and analysts. If we trade on Over-The-Counter (“OTC”) markets, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds as well as individual investors, follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile, thinly traded and the market price of the common stock may not accurately reflect the underlying value of our company. The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us or competitors, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

We may seek to raise additional funds in the future, which may be dilutive to stockholders or impose operational restrictions.

If our revenue from operations together with the proceeds of our recent debt financing are not sufficient to cover our operating expenses, we will need to raise additional capital. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. Our stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price, as therein defined, of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange that makes certain reports available, the equity security may also constitute a “penny stock.” If our common stock becomes traded on a securities market or exchange, as long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker- dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

We may not be able to attract the attention of major brokerage firms, which could have a material adverse impact on the market value of our common stock.

If a trading market develops for our common stock, we will rely in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. However, security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock, which may adversely affect the market price of our common stock. If equity research analysts do provide research coverage of our common stock, the price of our common stock could decline if one or more of these analysts downgrade our common stock or if they issue other unfavorable commentary about us or our business. If one or more of these analysts’ ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

We have adopted certain measures that may have anti-takeover effects which may make an acquisition of our Company by another company more difficult.

We have adopted, and may in the future adopt, certain measures that may have the effect of delaying, deferring or preventing a takeover or other change in control of our Company that a holder of our common stock might not consider in its best interest. Our certificate of incorporation and bylaws contain provisions which may have anti-takeover effects. These include the authority to issue blank check preferred stock, and providing that vacancies on the board of directors may be filled by the existing directors then in office, although less than a quorum.

In addition, we are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a Delaware corporation from engaging in any business combination, including mergers and asset sales, with an interested stockholder (generally, a 15% or greater stockholder) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The operation of Section 203 may have anti-takeover effects, which could delay, defer or prevent a takeover attempt that a holder of our common stock might consider in its best interest.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Durham, North Carolina

We entered into an asset purchase agreement with Pfizer Research, an indirect subsidiary of Pfizer, Inc., whereby certain assets were acquired from Pfizer Research. The agreement included the sub-letting of premises located at Research Triangle Park, Durham, North Carolina with annual calendar year escalations of 3.5%. The lease terminates on April 30, 2019. The rental expense for the years ended December 31, 2018 and 2017 amounted to $200,404 and $198,820, respectively. We believe that we have adequate space for our anticipated needs.

Tucson, Arizona

We entered into an Asset Purchase Agreement with Sanofi US Services, Inc., pursuant to which Icagen-T, our wholly owned subsidiary, acquired certain assets of Sanofi that include the Tucson Research Center, a two-story laboratory and office building with approximately 113,950 square feet of space located in the Town of Oro Valley, Pima County, Arizona and the land on which the Facility is built. We believe that we have adequate space for our anticipated needs.

Upon the closing of the Sanofi Asset Purchase Agreement, Icagen-T executed a Deed of Trust providing Sanofi with a five year, $5 million lien on the Tucson Facility, securing performance of Icagen-T’s obligations under the MSA and the Sanofi Asset Purchase Agreement. The lien is subject to termination on the five year anniversary of the closing or upon the payment by Icagen-T of $5 million to Sanofi. The parties have also agreed to a Special Warranty Deed with a Right of Reverter (“Deed of Sale”) that will revert to Sanofi all rights in the Tucson Facility in the event that Icagen-T sells the Tucson Facility at any time within the next five years and upon certain other events related to the leasing of space at the Tucson Facility. The reversion rights of Sanofi under the Deed of Sale will terminate after five years or upon payment of $5 million to extinguish the lien created by the Deed of Trust.

Item 3. Legal Proceedings

Dentons Dispute

On May 11, 2017, we entered into a Settlement and Release Agreement (the “2017 Settlement Agreement”) with Dentons US LLP (“Dentons”) relating to disputes arising between them under a Settlement and Release Agreement, dated July 5, 2013 (the “2013 Settlement Agreement”), a judgment thereafter obtained by Dentons on May 7, 2014 in the Circuit Court of Cook County, Illinois Lawsuit based upon the 2013 Settlement in the amount of $3,050,000, and a lawsuit filed by the Company in San Francisco Superior Court in or about April 2014 against Dentons. In connection with the 2017 Settlement Agreement, we agreed to pay Dentons the sum of $1,400,000 over a fourteen month period, which was paid in full. In addition, to secure our obligations under the Agreement, we executed and delivered to Dentons a Confession of Judgment Affidavit in Support of Confession of Judgment in the amount of $3,891,549, representing the amount of the Judgment Dentons had obtained plus the costs of suit and interest accrued through May 15, 2017. The Confession of Judgment was returned to us unfiled upon our payment in full or the $1,400,000. The Agreement included mutual releases of claims each party had against the other and the parties also agreed to dismiss the litigation between them with prejudice;

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is not currently trading on any established market.

As of April 11, 2019, there were 260 holders of our common stock and 4 holders of our Preferred Stock.

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, LLC.

Equity Compensation Plan Information

See Item 11—Executive Compensation for equity compensation plan information.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2018 in transactions that were not registered under the Securities Act, other than as previously disclosed in our filings with the Securities and Exchange Commission.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2018.

Performance Graph and Purchases of Equity Securities

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 6. Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

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

Overview and Financial Condition

Icagen is a drug discovery company with a focus in Neuroscience and Rare Disease. The Icagen platform is unique as it integrates our current state of the art drug discovery engine along with an artificial intelligence (AI) computational platform that enables an accelerated path to drug discovery.

Our business model is focused on research collaborations and partnerships with large pharmaceutical and biotechnology companies and foundations who we partner with to support the discovery and development of innovative pharmaceuticals. These revenue-generating partnerships provide current funding while our co-owned pipeline of drug candidates provides the potential of additional significant long-term upside through milestone and royalty payments in new partnerships. The development and commercialization expense of these assets is being partially funded by our partners.

For the past three years, a significant portion of our revenue has been derived from our operations as a partner research organization providing integrated drug discovery services with unique expertise in the field of ion channel, transporter, neuroscience and rare disease targets while also covering many other classes of drug discovery targets and therapeutic areas. Our customers are pharmaceutical and biotechnology companies to whom we offer our industry-leading scientific expertise and technologies to aid in their determination of which molecules to advance into late stage preclinical studies and ultimately clinical trials. The core of our offering is the discovery of pre-clinical drug candidates (PDC’s), which are lead molecules (Leads) that are selected to enter into in-vivo studies during the pre-clinical phase of drug discovery. We offer a full complement of pre-clinical drug discovery services which include; assay development technologies (including high throughput fluorescence, manual and automated electrophysiology and radiotracer flux assays), cell line generation, high-throughput and ultra-high-throughput screening, medicinal chemistry, computational chemistry and custom assay services to our customers. Our capabilities also include molecular biology and the use of complex functional assays, electrophysiology, bioanalytics and pharmacology. We believe that this integrated set of capabilities enhances our ability to help our customers identify drug candidates.

More recently, we have begun to focus on partnership and collaboration opportunities with third parties, and we have entered into two such collaborations that provide us with an opportunity to derive revenue not only from our standard fees for integrated early discovery services but also from future milestone and royalty revenue from product candidates that may be developed and commercialized with our aid. We have developed in house a portfolio of assets targeting different indications that we believe would be ideal candidates for partnership opportunities.

Since inception, we have financed our operations primarily through private sales of our securities, settlement of legal matters and revenue we generate from the services we provide and upfront payments received from collaborations. We expect to continue to seek to obtain our required capital through the private sale of securities and revenue derived from the services we provide.

Subsequent to our acquisition of certain assets from Pfizer and Sanofi, a substantial portion of our revenue has been derived from our operations as a partner research organization from two commercial customers. We have also entered into Master Services Agreements (“MSA”) with other various pharmaceutical companies where we have agreed to perform certain services for them.

For the year ended December 31, 2018, 100% of our revenue was derived from commercial revenues. For the year ended December 31, 2017, 56.2% of our revenue was derived from commercial revenues, 42.4% was derived from deferred subsidy revenue and 1.4% was generated from Government revenue. Despite generating funds from commercial customers and collaborations/partnerships, we continue to experience losses and during 2018 raised money from the issuance of our Series C Preferred Stock, our Term Loans and our Subordinated Notes in order to fund our operations. We believe that our existing cash and cash equivalents, including the $5,000,000 up front fee that we received from Roche and the $2,800,000 that we raised from our recent sale of shares of Series C Preferred Stock, the $500,000 that we raised from the sale of our Subordinated Notes and the $15,250,000 that we raised from the sale of the Term Loans, of which $10,200,000 was used to repay our convertible debt, will not be sufficient to meet our anticipated cash needs for the next four months. We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

Prior to our acquisition of the Icagen assets, substantially all of our revenue was derived from government grants related to the use of our XRpro technology. To date, we had been granted twenty-one grants and contracts from United States governmental agencies; of which nine were granted from the Department of Defense and twelve were granted from the National Institutes of Health. All grants and contracts have been completed and paid for in full.

As a result of the agreements that we entered into with Pfizer Research we have incurred significant obligations including the obligation: (i) make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter is being deferred and paid as one lump sum with the payment being made for the quarter ended March 31, 2019, bearing interest at 12.5% per annum, which interest is payable quarterly; (iii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period July l, 2015 to April 30, 2019 with annual escalations of 3.5%, estimated to be $66,950.

Discussions with respect to our operations included herein include the operations of our operating subsidiaries, Icagen Corp and Icagen-T, Inc. We have another two subsidiary companies, Caldera Discovery Inc. and XRpro Sciences Inc., which have always been dormant.

Results of Operations for the year ended December 31, 2018 and the year ended December 31, 2017

Revenues

For the year ended December 31, 2018, we had revenues totaling $13,583,218, all of which was from commercial revenues and for the year ended December 31, 2017, we had revenues totaling $22,656,610 ($12,735,867 of which was from commercial revenue, $9,600,000 was from subsidy revenue and $320,743 was from government grants), a decrease of $9,073,392 or 40.0%. The decrease in revenue is due to a decrease in deferred subsidy of $9,600,000, there was no deferred subsidy revenue during the year ended December 31, 2018, a decrease in government grants of $320,743, there was no government grant revenue during the year ended December 31, 2018, offset by an increase in commercial revenues of $847,351 or 6.7%. The decrease in revenue over the prior year is primarily attributable to the following; i) cessation of the subsidy revenue received from Sanofi initially to support the Tucson Facility, in the prior year; ii) the completion of the remaining National Institutes of Health government grant work during 2017; offset by iii) an increase in revenue at both our Tucson and North Carolina sites, including revenues received from our CFF collaboration agreement which offset the declining revenues from Sanofi. The upfront payment received from Roche will be recognized as revenue over a period of time commencing in January 2019.

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

Cost of goods sold

Cost of goods sold totaled $9,910,569 and $11,175,692 for the years ended December 31, 2018 and 2017, respectively, a decrease of $1,265,123 or 11.3%. Cost of goods sold is primarily comprised of direct expenses related to providing our services to our customers. These direct expenses include salary expenses directly related to our statements of work and research contracts including those of our scientific personnel expenses, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts.

●	The salary expense included in cost of sales for the year ended December 31, 2018 and 2017, respectively was $5,791,963 and $6,880,513, a decrease of $1,088,550 or 15.8%. This is primarily due to a reduction in the number of personnel at our Tucson facility, a reduction in bonus accruals and the number of personnel working on Sanofi projects, partially offset by new business, including the Cystic Fibrosis collaboration agreement. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below.

●	The laboratory supplies and direct materials included in cost of sales for the year ended December 31, 2018 and 2017, respectively was $3,334,984 and $3,303,311, an increase of $31,673 or 1.0%, the slight increase is due to the nature of the work performed requiring more expensive seal chips partially offset by more effective cost control over general consumables.

●	Outside contractors’ cost included in cost of sales for the year ended December 31, 2018 and 2017, respectively, amounted to $783,622 and $991,868, a decrease of $208,246 or 21.0% is due to the reduction in the cost of outside laboratory maintenance contracts, primarily at our Tucson Facility.

Gross profit

Gross profit was $3,672,649 and $11,480,918 for the years ended December 31, 2018 and 2017, respectively, a decrease of $7,808,269, or 68.0%. The decrease in gross profit is primarily due to the cessation of the Sanofi subsidy which amounted to $9,600,000 in the prior year, after factoring in the reduction of the subsidy revenue, the gross profit increased by $1,791,731, primarily due to reduced labor costs and a reduction in outside contractors costs, as discussed above and slightly more profitable business conducted during the current year.

Selling, general and administrative expenses

Selling, general and administrative expenses totaled $10,309,471 and $13,936,542 for the years ended December 31, 2018 and 2017, respectively, a decrease of $3,627,071 or 26.0%.

The major expenses making up selling, general and administrative expenses included the following:

	Year ended December 31,		Increase/	Percentage
	2018	2017	(decrease)	change

Marketing and selling expenses	$69,865	$412,122	$(342,257)	(83.0)%

Payroll expense	1,906,406	4,228,651	(2,322,245)	(54.9)%

Research and development salaries	2,187,190	3,328,843	(1,141,653)	(34.3)%

Directors fees	220,000	220,000	-	-%

Stock option compensation charge	1,515,824	645,756	870,068	134.7%

Legal fees	349,372	787,685	(438,313)	(55.6)%

Consulting fees	514,446	551,138	(36,692)	(6.7)%

Professional fees	122,008	109,707	12,301	11.2%

Facilities expense	2,409,687	2,662,019	(252,332)	(9.5)%

Travel expenditure	172,230	310,464	(138,234)	(44.5)%

Capital raising fee	-	76,000	(76,000)	(100.0)%

Other expenses	842,443	604,157	238,286	39.4%

	$10,309,471	$13,936,542	$(3,627,071)	(26.0)%

The decrease in marketing expenditure over the prior period is primarily due a change in strategy with less reliance placed on developing a comprehensive Contract Research Organization (“CRO”) business model, therefore less marketing effort was required during the current year. In the prior year, we had employed an outside marketing company to assist in messaging to our potential customers and developing a marketing strategy.

Total salary expenses are allocated to the various expense categories detailed below depending on the level of activity of our employees on our commercial projects, internal research and development expenses and administrative activities. An increase in activity on projects will result in an increase in salary expense charged to cost of goods sold with a corresponding decrease in salary expense charged to selling, general and administrative expenses. A comparison of salary expenses is presented below.

Total salary expenditure for the year ended December 31, 2018 and 2017, respectively is included in the following expense categories:

	Year ended December 31,		Increase/	Percentage
	2018	2017	(decrease)	change

Cost of goods sold	$5,791,963	$6,880,513	$(1,088,550)	(15.8)%

Selling, general and administrative expenses	1,906,406	4,228,651	(2,322,245)	(54.9)%

Research and development salaries	2,187,190	3,328,843	(1,141,653)	(34.3)%

	$9,885,559	$14,438,007	$(4,552,448)	(31.5)%

The decrease in total salary expenditure for the year ended December 31, 2018 of $4,552,448 or 31.5% is primarily due to the restructure of our operations with the termination of our business development team due to the change on our market focus from CRO to early stage drug discovery in the prior year, a restructure of our management team and the streamlining of operations at our Tucson site. We also reduced our bonus accrual related to the 2017 and 2018 fiscal years to reflect the actual bonus liability.

The payroll expense charged to Selling, general and administrative expenses for the year ended December 31, 2018 decreased by $2,322,245. This decrease is primarily due to the termination of the business development team in the prior year and the restructure of our management team at our Tucson site, together with a reduction in the overall bonus accrual for management.

The research and development salaries decreased by $1,141,653 primarily due to the streamlining of operations at our Tucson facility by the reduction in staff numbers and the level of scientific activity at both our Tucson Facility and our Icagen NC sites with new customers and the Cystic Fibrosis Foundation.

Directors’ cash fees remained the same as the prior year, with no increase in directors’ headcount and with approved fees retained at prior year levels.

The stock option compensation charge increased by $870,068. The charge for each period is dependent upon the number of options granted, any new options issued, the value of the options and the vesting schedule of these options. During the current year, 1,005,000 options to purchase shares of common stock were issued to our directors, executive officers and consultants. These options resulted in an increased expense in the current year as approximately 287,500 of these options vested immediately with the balance vesting over a period of twelve to thirty six months.

Legal fees decreased by $438,313 over the prior year. The decrease is primarily due to legal expenditure incurred on the 2017 GPB convertible debt funding due to the complexity of the legal documentation and a current year reversal of legal fees recorded as due to Dentons on the settlement of all liabilities owing to them.

The decrease in consulting fees of $36,692 is primarily due to the reduction in technical consulting expenses incurred at our Tucson Facility where an outside consultant assisted us with the Cystic Fibrosis collaboration agreement, offset by an increase in administrative consulting expenses at corporate financial controller level.

Professional fees increased by $12,301, primarily due to an increase in payroll related fees based on the outsourcing of several payroll functions in order to improve the quality of service delivered to our employees.

Facilities expense decreased by $252,332 over the prior year, primarily due to the following movements; (i) a decrease in cleaning and janitorial expenses of $131,664 due to a restructure in our agreement with our building maintenance contractor at the Tucson Facility; (ii) a decrease in utility expense by $54,944, primarily due to reductions at our Tucson Facility due to better negotiated tariffs ; (iii) a decrease in Security services expenditure of $46,594 due to a restructure of our security costs at our Tucson Facility and; (iv) a reduction in site repairs and maintenance expenditure at our Tucson Facility of $19,130 due to the cancellation and streamlining of certain maintenance contacts.

Travel expenditure decreased by $138,234 due to the termination of our business development team during the prior year.

Capital raising fees of $76,000 related to the GBP debt were expensed in the prior year.

Other expenses represent various insignificant individually insignificant expenses.

Depreciation and Amortization

We recognized depreciation expenses of $1,486,919 and $1,736,628 for the years ended December 31, 2018 and 2017, respectively, a decrease of $249,709 or 14.4%, which is primarily due to a reduction in the amount of laboratory software licensed during the current year. Software licenses are generally for a one year period and are amortized over the term of the license agreement. The balance of the depreciation expense is primarily made up of depreciation of our laboratory equipment and software licensing, which makes up the majority of our capital assets.

Amortization expense was $378,148 and $224,984 for the year ended December 31, 2018 and 2017, an increase of $153,164 or 68.1%. The increase is due to the amortization of cell lines purchased at our Tucson Facility in the prior year. The remaining amortization charge relates primarily to the intangibles acquired at our Icagen NC site.

Other income

Other income was $15,779 and $502,494 for the year ended December 31, 2018 and 2017, respectively, a decrease of $486,715 or 96.9%, primarily made up of the prior year reversal of deferred purchase consideration initially due on the acquisition of Icagen NC, due to our customer not meeting certain revenue milestones.

Gain on extinguishment of debt

Gain on debt extinguishment was $495,783 and $0 for the year ended December 31, 2018 and 2017, respectively. The gain arose on the extinguishment of the GPB convertible debt on August 31, 2018 and represents the unamortized debt discount, the derivative liability related to the convertible debt conversion feature and expenses directly related to the debt extinguishment.

Other Expense

Other expense was $562,524 and $262,966 for the year ended December 31, 2018 and 2017, respectively, an increase of $299,558 or 113.9%. Other expense in the current period represents severance costs of $572,524 incurred in the restructure of our management and the streamlining of operations at our Tucson Facility and the release of a $10,000 legal settlement accrual no longer required. In the prior year, other expense represented severance costs on the reduction of our business development team by four heads.

Interest expense

Interest expense totaled $3,190,730 and $2,282,046 for the year ended December 31, 2018 and 2017, respectively. The interest expense is primarily made up of the following; (i) Imputed interest cost of $299,075 and $308,252 for the years ended December 31, 2018 and 2017, respectively, a decrease of $9,177 or 3.0%, the imputed interest was adjusted in the prior year due to the reassessment of the length of time to repay the Pfizer deferred purchase consideration based on our future revenue projections and minimum payments we are required to make; (ii) amortization of debt discount of $1,229,994 and $1,110,424 for the years ended December 31, 2018 and 2017, respectively, an increase of $119,570 or 10.8%, The debt discount represents the amortization of the valuation of the current year warrants issued in connection with our term loans, the debt issue costs associated with the current year term loans, the valuation of the conversion feature of the prior year Convertible Notes and the prior year warrants issued in connection with the Convertible Notes which is amortized over the term of the term loan and Convertible Notes. The valuation of the discount on the term loan amounted to $2,753,009 on a principal balance of $15,250,000 and the discount on the convertible note in the prior year amounted to $4,918,277 on a principal balance of $10,000,000; (iii) interest expense of $1,660,722 and $859,760 for the years ended December 31, 2018 and 2017, respectively, an increase of $800,962, this increase is primarily due to us borrowing $10,000,000 in May 2017 and replacing that borrowing with a $15,250,000 facility on August 31, 2018, the interest expense was incurred for four and a half months longer in the current year and the quantum of the borrowing increased by $5,250,000. The coupon of the borrowing decreased slightly from 13% per annum to 9.75% plus one month Libor, which average is approximately 0.8% lower than the 13% on the convertible debt; and (iv) other of $939 and $3,610 for the years ended December 31, 2018 and 2017, respectively, this consists primarily on foreign exchange movements on purchases and sales to foreign suppliers and customers.

Derivative liability movement

Derivative liability movement was $(1,295,732) and $349,313 for the year ended December 31, 2018 and 2017, respectively, an increase of $1,645,045. The debit during the current year represents the mark to market of the derivative liability raised on the warrants issued to the term loan holders, the GBP warrants and the Series C Preferred stock warrants, all with variable pricing options and the beneficial conversion feature of the convertible debt whilst it was still outstanding.

Net loss

Net loss was $13,039,313 and $6,110,434 for the year ended December 31, 2018 and 2017, respectively. The increase in the net loss is primarily due to the reduction in subsidy revenue and government contract revenue, an increase in interest expense and derivative liability movements, offset by a reduction in overall selling, general and administrative expenses, all discussed in detail above.

Liquidity and Capital Resources

We have a history of operating losses and net losses since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants, settlement of lawsuits and more recently from debt funding, commercial customers and subsidy income. Although, we are generating revenue from commercial customers, we continue to experience losses and may need to raise additional funds in the future to meet our working capital requirements. To date, we have never generated sufficient cash from operations to pay our operating expenses. We have received $27,500,000 from Sanofi and despite the $4,500,000 we expect to derive from Icagen-T for services provided to Sanofi over the next eighteen months, we expect our expenses to increase as our operations expand and our expenses may continue to exceed such revenue. During the year ended December 31, 2018, we raised an additional $2,800,000 through the issuance of shares of our Series C Preferred stock, an additional $500,000 through the issuance of Bridge Notes and a further $15,250,000 in Term Loans of which $10,200,000 was utilized to settle convertible debt outstanding. As of December 31, 2018, despite out fund raising efforts mentioned in the preceding sentence, we had not generated sufficient additional revenue from operations to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. We anticipate that our current cash and cash equivalents, including cash derived from the Series C Preferred Stock issued, the term loans and the bridge notes will not be sufficient to meet our operating needs for at least the next four months without additional revenue derived from operations or collaborations. If we should require additional capital, we may consider multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

As of December 31, 2018, we had cash totaling $4,119,058, other current assets totaling $2,224,774 and total assets of $15,615,587. We had total current liabilities of $10,938,402 and a net working capital deficit of $4,594,570. Total liabilities were $34,973,296 including net deferred purchase consideration of $8,581,739. The deferred purchase consideration includes a net present value discount of $1,118,261 (made up of a gross present value discount of $2,468,700 less imputed interest movements of $1,350,439), the gross amount still due in terms of the acquisition agreement with Pfizer, Inc., is $9,700,000 after the payment of $300,000 to date, based on a potential earn out charge of the greater of (i) 10% of gross revenues commencing in January 2017 per quarter and (ii) $250,000 per quarter, up to a maximum of $10,000,000 of which amounts in excess of $50,000 can be deferred and $200,000 was deferred for the quarters ended March 31, 2017 through to, December 31, 2018. The deferred amount bears interest at a rate of 12.5% per annum. Our stockholders’ deficit amounted to $19,357,709.

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

2018 and 2017 Financings

Series C Preferred Stock Financings

From April 4, 2018 through August 27, 2018, we closed four tranches of our  best efforts offering of preferred stock and warrants pursuant to which we issued to investors an aggregate of 28 units (the “Series C Units”), at a purchase price of $100,000 per unit, each unit consisting of approximately 28,571 shares of our Series C Convertible Preferred Stock, and a seven year warrant (the “Series C Warrant”) to acquire approximately 28,571 shares of our common stock, at an exercise price of $3.50 per share. An aggregate of 799,989 shares of Series C Preferred Stock and Series C Warrants to purchase an aggregate of 799,989 shares of common stock were sold at the four closings. The gross cash proceeds to us from the sale of the Series C Units was approximately $2,800,000.

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

Each holder of Series C Preferred Stock has the right to cast the number of votes equal to three times the number of shares into which the Series C Preferred Stock is convertible and the holders of Series C Preferred Stock as a group, have the right to elect one director on our Board of Directors. We cannot take the following actions without the approval of the Requisite Holders and the consent of our Board of Directors, including the Series C Preferred Stock director: (i) liquidate, dissolve or wind up our business, (ii) amend our Certificate of Incorporation or Bylaws, (iii) create any new class of stock unless it ranks junior to the Series C Preferred Stock with respect to dividends and liquidation, (iv) amend or alter any class of stock pari passu with the Series C Preferred Stock to make it senior with respect to dividends and liquidation, (v) purchase or redeem any other shares of our stock, or (vi) increase the size of our Board of Directors.

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

The Series C Warrants have an initial exercise price of $3.50 per share (subject to applicable adjustments). The Series C Warrants expire seven (7) years after the issuance date.

In addition, subject to limited exceptions, a holder of the Series C Warrants will not have the right to exercise any portion of the Series C Warrant if such holder, together with its affiliates, would beneficially own in excess of the Beneficial Ownership Limitation (as defined in the Series C Warrant).  A holder of the Series C Warrant may adjust the Beneficial Ownership Limitation upon not less than sixty one (61) days’ prior notice to us, provided that such Beneficial Ownership Limitation in no event shall exceed 9.99%.

The Series C Warrants also contain certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization and issuances of securities at prices below the conversion price or similar transactions.

If, at the time a holder exercises its Series C Warrant, there is no effective registration statement registering for an issuance of the shares underlying the Series C Warrant to the holder, then in lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the Series C Warrant. If we fail to timely deliver the shares underlying the Series C Warrant, it will be subject to certain buy-in provisions.

The Series C Warrant also provides that we will not enter into or be party to a Fundamental Transaction unless (i) the Successor Entity (as defined in the Series C Warrant) assumes in writing all of our obligations under the Series C Warrant and the other Transaction Documents (as defined in the Securities Purchase Agreement pursuant to which the Series C Units were sold) pursuant to written agreements in form and substance satisfactory to the holders, including agreements to deliver to the in exchange for the Series C Warrants a security of the Successor Entity evidenced by a written instrument substantially similar in form and substance to the Series C Warrant; (ii) we or the Successor Entity (as the case may be) agrees at our election or the Successor Entity (as the case may be) to purchase the Series C Warrant from the holders by paying to the holders cash in an amount equal to the Black Scholes Value (as defined in the Series C Warrant); or (iii) a holder, at its election, requires us or the Successor Entity (as the case may be) to purchase the Series C Warrant from the holder by paying to the holder cash in an amount equal to the Black Scholes Value.

Pursuant to the terms of the Purchase Agreement pursuant to which the Series C Units were sold, we granted to the holders of the Series C Preferred Stock certain demand registration and piggyback registration rights, subject to certain rights of our lender.

Subordinated Note Financings

In addition, on August 13, 2018, we issued our 10% Subordinated Promissory Notes in the aggregate principal amount of $500,000 due on the earlier of: (x) the date that is twelve (12) months after its issue date or (y) our receipt of the proceeds of funding from our next collaboration/partnership. We also issued to the holders of the 10% Subordinated Promissory Notes five year warrants to purchase 1,500 shares of our common stock for each $10,000 principal amount invested at an exercise price of $3.50 per share (the “Subordinated Note Warrants”). The 10% Subordinated Note Warrants also contains certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transaction. An aggregate of $500,000 in principal amount of 10% Subordinate Promissory Notes and Subordinated Note Warrants to purchase an aggregate of 75,000 shares of common stock were sold at the closing. The gross cash proceeds to us from the sale of the fifty (50) units was $500,000. 10% Subordinated Promissory Notes in the principal amount of $200,000 were repaid when we received the upfront payment from the Roche collaboration and 10% Subordinated Promissory Notes in the principal amount of $300,000 currently remain outstanding and are subordinated in certain respects to the Term Loans

Term Loans

In our August 2018 debt financing with Perceptive, we received advances in the aggregate principal amount of $7,250,000 from the Icagen Term Loan and issued a warrant to purchase 723,550 shares of our common stock (the “Purchaser Warrants”), and Icagen-T received advances in the aggregate principal amount of $8,000,000 from the Icagen-T Term Loan. The Term Loans are secured by a security interest in all of our existing and future assets, subject to existing security interests and exceptions. The Term Loans require us and Icagen-T, respectively, among other things, to maintain the security interest, make monthly interest payments of approximately $160,000, make monthly installment payments of $152,500 after August 31, 2020 and meet various negative and affirmative covenants. If we or Icagen-T fails to comply with the terms of the Term Loans and/or the related agreements, the senior note holder could declare a note default and if the default were to remain uncured, the secured creditor would have the right to proceed against any or all of the collateral securing their Term Loans, subject to the first priority of our secured creditors. Any action by our secured or unsecured creditors to proceed against our assets would likely have a serious disruptive effect on our business operations.

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

In addition, the Credit Agreements also contain covenants requiring us and our subsidiaries to maintain cash and cash equivalents held in one or more accounts subject to the first priority perfected security interests of the lenders under the Credit Agreements of not less than (a) $1,000,000 following the closing date until March 31, 2019, and (b) $1,500,000 at all times thereafter. The Credit Agreements also provide for specified quarterly minimum consolidated net revenue covenants of us and our subsidiaries for the trailing twelve month period ended on each such calculation date during the term of the Credit Agreements. In addition, the Credit Agreement also provides that it is an event of default if certain key persons (Richie Cunningham and Timothy Tyson) do not remain in certain positions with our company. A breach of any of these covenants would result in a default under our Term Loans. If an event of default under our Credit Agreements occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we were unable to pay such amounts, the lenders could proceed against the collateral pledged to them.

In connection with the entry into the Credit Agreements, on August 31, 2018, we issued to Perceptive a warrant (the “Perceptive Warrant”) to purchase 723,550 shares of our common stock exercisable for a period of seven years at a per-share exercise price of $3.50, subject to certain adjustments as specified in the Perceptive Warrant for customary anti-dilution adjustments and price protection. Upon any exercise of the Perceptive Warrant, the exercise price is payable in cash or, at Perceptive’s option, by withholding a number of shares of common stock then issuable upon exercise of the Perceptive Warrant with an aggregate fair market value equal to the aggregate exercise price.

We also granted Perceptive and GPB customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Perceptive Warrant and the GPB Warrant. At any time commencing nine months following the closing of a Qualifying PO (as defined in the Perceptive Warrant) if we are not qualified to register securities under the Securities Act, pursuant to a registration statement on Form S-3 (or any successor form), then upon the request of the holder(s) of at least 51% of the Perceptive Warrants and/or shares of common stock issuable thereunder (the “Majority Holders”), we are obligated, among other things, to (i) file a registration statement on Form S-1 with the SEC within 90 days following the date on which the request is given for purposes of registering the shares of common stock issuable upon exercise of the Perceptive Warrants, (ii) use our commercially reasonable efforts to have the registration statement declared effective by the SEC as soon as practicable after filing, subject to any cut backs requested by the SEC, and (iii) maintain the registration until all registrable securities may be sold pursuant to Rule 144 under the Securities Act, without restriction as to volume.

GPB Securities Purchase Agreement, Notes and Warrant

On May 15, 2017, we and Icagen-T entered into a Securities Purchase Agreement (the “GPB Securities Purchase Agreement”) with GPB Debt Holdings II, LLC (“GPB”), pursuant to which (i) we issued to GPB for an aggregate purchase price payable in cash to us of $1,920,000, before reimbursement of expenses: (a) a Senior Secured Convertible Note in the aggregate principal amount of $2,000,000 (the “Parent Note”), which Parent Note was convertible into shares of our common stock at a conversion price of $3.50 per share and secured by a lien on all of our assets and the assets of our subsidiaries other than Icagen-T, and (b) a warrant to purchase initially up to 857,143 shares of our common stock (the “GPB Warrant”) in accordance with the terms of the GPB Warrant; and (ii) Icagen-T issued to GPB for an aggregate purchase price payable in cash to Icagen-T of $7,680,000, before reimbursement of expenses, a Senior Secured Convertible Note of Icagen-T (the “Icagen-T Note” and together with the Parent Note, the “Notes”), in the aggregate principal amount of $8,000,000, which Icagen-T Note was convertible into shares of our common stock at a conversion price of $3.50 per share and secured by a lien on all of our assets, the assets of Icagen-T and the assets of our other subsidiaries. Each Note was issued with a four (4%) percent original issue discount. The Notes had a maturity date of May 15, 2020 and bore interest at a rate equal to 13% per annum. The Notes provided for prepayment upon payment of a specified prepayment penalty. During the years ended December 31, 2018 and 2017, we paid $1,494,997 and $812,500 in interest payment under the Notes. In August 2018 we used $10,308,333 from the proceeds of the Term Loans to repay in full all amounts outstanding under the Convertible Notes, including interest thereon of $108,333.

We also issued the GPB Warrant to GPB at an initial exercise price of $3.50 per share (subject to applicable adjustments). The GPB Warrant expires on May 15, 2022. The GPB Warrant contains certain beneficial ownership limitations on exercise and also contains certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization and issuances of securities at prices below the conversion price or similar transactions. If, at the time a holder exercises its GPB Warrant, there is no effective registration statement registering available for an issuance of the shares underlying the GPB Warrant to the holder, then in lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of common stock determined according to a formula set forth in the GPB Warrant. If we fail to timely deliver the shares underlying the GPB Warrant, we will be subject to certain buy-in provisions. The GPB Warrant also provides that we will not enter into or be party to a Fundamental Transaction (as defined in the GPB Warrant) unless certain conditions specified therein are met. In addition, on August 31, 2018, the GPB Warrant was amended to provide to GPB piggyback registration rights upon the same terms as the Perceptive Warrant.

Cash Flows

An analysis of our cash flows from operating, investing and financing activities for the year ended December 31, 2018 and 2017 is provided below.

	Year Ended December 31,		Increase/	Percentage
	2018	2017	(decrease)	change

Net cash used in operating activities	$(4,199,706)	$(9,998,561)	$5,798,855	(58.0)%

Net cash used in investing activities	(1,439,011)	(1,523,429)	84,418	(5.5)%

Net cash provided by financing activities	6,994,179	9,346,638	(2,352,459)	(25.2)%

Net increase (decrease) in cash and cash equivalents	$1,355,462	$(2,175,352)	$3,530,814	(162.3)%

Net cash used in operating activities was $(4,199,706) and $(9,998,561) for the year ended December 31, 2018 and 2017, respectively. The decrease in cash provided by operating activities was primarily due to the following:

	Year Ended December 31,		Increase/	Percentage
	2018	2017	(decrease)	change

Net loss	$(13,039,313)	$(6,110,434)	$(6,929,879)	113.4%

Adjustments for non-cash items	5,709,909	3,183,350	2,526,559	79.4%

Changes in operating assets and liabilities	3,129,698	(7,071,477)	10,201,175	(144.3)%

Net cash used in operating activities	$(4,199,706)	$(9,998,561)	$5,798,855	(58.0)%

The increase in net loss is discussed under net loss in the results of operations for the year ended December 31, 2018 and 2017, respectively and includes a decrease in subsidy revenues received of $9,600,000.

The change in adjustments for non-cash items of $2,526,559 is primarily due to; i) an increase in derivative liability movements of $1,645,045 due to the mark-to market adjustments made in each period; ii) the increase in stock based compensation charge of $870,068 primarily due to the number of options issued during the current year; iii) the increase in the amortization of debt discount of $437,023; and (iv) reversal of $500,000 of deferred purchase consideration in the prior year; offset by (v) the gain realized on debt extinguishment of $495,783 in the current year.

The change in operating assets and liabilities of $10,201,175 included i) the net movement in the deferred subsidy of $5,600,000, due to the amortization of the remaining subsidy received in the prior year; ii) an advanced payment on collaboration of $5,000,000 ; iii) an increase in accounts payable movements of $490,703; offset by (iv) a decrease in other payables and accruals of $1,198,698, primarily due to the reduction in bonus accruals during the current year.

Net cash used in investing activities decreased by $84,418 primarily due to a slight increase in capital expenditure offset by the reduction in cell lines purchased during the prior year.

Net cash provided by financing activities decreased by $2,352,459, primarily due to; i) the net decrease of $4,350,000 in funds raised from term loans in the current year and the repayment of convertible loans in the current year and raising of net cash proceeds on convertible loans in the prior year; ii) the $207,000 payment of penalties and legal fees incurred on the early settlement of the convertible loans; iii) the payment of capital raising fees on the term loans of $1,006,944; iv) the proceeds received from Series C Preferred Stock of $2,800,000; v) the net proceeds received of $500,000 on bridge loans and the repayment of $200,000 during the current year; and vi) the reduction in asset financing repayments of $269,251 over the prior year due to the full repayment of the Nanion Syncropatch asset financing liability during March 2018.

Capital Expenditures

Our current plan is to purchase equipment and software to ensure that the Tucson Facility and the Icagen NC Facility function efficiently and that we are able to support the commercialization efforts of the Company. We anticipate that we would need to spend an additional $1,200,000 on necessary software and approximately $800,000 on equipment over the next twelve months.

Other Commitments

As a result of the agreements that we entered into with Pfizer we are obligated; (i) make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter is being deferred and paid as one lump sum with the payment being made the quarter ended March 31, 2019, bearing interest at 12.5% per annum, which interest is payable quarterly; (ii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period July l, 2015 to April 30, 2019 with annual escalations of 3.5%, estimated to be $66,750, for the remainder of the lease period.

Future annual minimum payments required under operating lease obligations as of December 31, 2018, are as follows:

Amount

2019	$81,250
2020	-
Total	$81,250

Critical Accounting Policies

Estimates

The preparation of these consolidated financial statements in accordance with United States Generally Accepted Accounting Practices (“US GAAP”) requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts and recovery of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment and intangible assets, the valuation of certain assets and intangibles acquired from Pfizer, Inc. and assumptions used in assessing impairment of long-term assets.

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

Revenue recognition

Our revenue recognition policy is consistent with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue.

We have analyzed our revenue transactions pursuant to ASC 606, Revenue, and it has no material impact as a result of the transition from ASC 605 to 606. Our revenues are recognized when control of the promised services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those services. We derive our revenues from the sale of our services, as defined below. We apply the following five steps in order to determine the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our revenue transactions:

i.	identify the contract with a customer;
ii.	identify the performance obligations in the contract;
iii.	determine the transaction price;
iv.	allocate the transaction price to performance obligations in the contract; and
v.	recognize revenue as the performance obligation is satisfied.

Revenue sources consist of commercial revenues, deferred subsidy revenue, deferred revenue, multi-element collaboration agreements and government grants and contracts.

1)	Commercial revenues

We enter into fixed fee commercial development contracts that are associated with the delivery of feasible research on drug candidates and the development of drug candidates. Revenue under such contracts is generally recognized upon delivery or as the development is performed.

2)	Deferred subsidy revenue

In the prior year, we had received certain deferred subsidy revenue which was utilized to support our operations, maintain the facilities that we operate in and continue the employment of certain employees to provide, if needed, resources to certain of our customers. This deferred subsidy revenue was amortized over a straight-line basis to match the expected expenses to be incurred over the period July 15, 2016 to December 31, 2017.

3)	Deferred revenue

We received and will receive certain revenue in advance of services delivered. This revenue is deferred and only recognized when services have been performed in terms of master services agreements entered into with customers, together with their associated Statements of Work.

4)	Multi-element collaboration agreements

We have entered into multiple-element collaboration contracts with customers and have determined that the different revenue generating elements embodied in these contracts are separable and there is sufficient evidence of the fair value of each element to account for these contract elements separately. These contracts elements include:

i.	Upfront payments

We receive upfront revenue payments, generally upon closing a collaboration agreement, these revenues are recognized over the expected initial contact timeline as outlined in the collaboration agreement.

ii.	Full Time Equivalent (“FTE”) based research payments

We receive ongoing revenue for FTE based time spent on the collaboration projects, this revenue is recognized as the services are rendered.

iii.	Development event payments

Revenue contingent upon the achievement of certain agreed upon development events is recognized in the period that the development event is achieved. The achievement of a development event is when our collaboration partner agrees that the requirements stipulated in the agreement have been met.

iv.	Sales based events

Revenue based on the achievement of certain calendar year net sales is recognized in the period that the sales achieved by our collaboration partner reach the thresholds as laid out in the agreement.

v.	Royalties earned

Royalties are earned at varying percentages of net product sales for certain periods as defined in our collaboration agreements, these royalties are recognized as revenue in the period in which a royalty report is received from our collaboration partners.

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

Share-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have minimal awards with performance conditions and no awards dependent on market conditions.

We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with nonemployees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

1)	Cell lines

Cell lines acquired by us are reported at acquisition value less any impairment. The useful life of cell lines is estimated to be indefinite.

2)	Discovery platform

The discovery platform acquired by us is reported at acquisition value less accumulated amortization and any impairment. The estimated useful life of the discovery platforms acquired is estimated to be ten years.

3)	Trademarks and trade names

The Trademarks and trade names acquired by us is reported at acquisition value less any impairments. The estimated useful life of trademarks and trade names is estimated to be indefinite.

4)	Patents

Patents acquired by us are reported at acquisition value less accumulated amortization and impairments. The estimated useful life of patents is twenty years, the general useful life of patents.

5)	Assembled workforce

Assembled workforce acquired by us is reported at acquisition value less amortization and impairments. The estimated useful life of the assembled workforce is ten years.

6)	Amortization

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

Derivative liabilities

We have derivative financial instruments.

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

The accounting treatment of derivative financial instruments requires that we record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. We reassess the classification of our derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

Recently Issued Accounting Pronouncements

The recent Accounting Pronouncements are fully disclosed in note 2 to our audited consolidated financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8. Financial Statements and Supplemental Data

805 Third Avenue New York, NY 10022 212.838-5100 212.838.2676/ Fax www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders

Icagen, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Icagen, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the consolidated financial statements, the Company has incurred recurring operating losses which has resulted in an accumulated deficit of approximately $47 million at December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

April 12, 2019

New York, NY

ICAGEN INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
Assets

Current Assets
Cash	$4,119,058	$2,763,596
Accounts receivable, net	2,051,329	1,739,895
Inventory	62,792	73,885
Prepaid expenses and other current assets	110,653	213,367
Total Current Assets	6,343,832	4,790,743

Non-Current Assets
Intangibles, net	7,048,923	7,427,071
Plant and equipment, net	1,982,845	2,181,753
Deposits	239,987	238,987
Total Non-Current Assets	9,271,755	9,847,811
Total Assets	$15,615,587	$14,638,554

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$1,721,812	$1,471,645
Other payables and accrued expenses	922,457	2,332,109
Legal settlement accrual	-	493,333
Deferred revenue	5,090,210	219,828
Deferred purchase consideration	2,450,000	206,458
Bridge notes payable	254,641	-
Loans payable	49,952	139,394
Accrued interest	224,475	108,333
Dividends payable	224,855	-
Total Current Liabilities	10,938,402	4,971,100

Non-Current Liabilities
Deferred purchase consideration, net	6,131,739	8,232,664
Loans payable	18,861	71,296
Term loan payable, net	12,705,696	-
Convertible loan payable, net	-	5,861,794
Derivative liability	5,178,598	4,168,964
Total Non-Current Liabilities	24,034,894	18,334,718

Total Liabilities	34,973,296	23,305,818

Commitment and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 400,000 shares designated as Series A Preferred Stock and unissued, 3,000,000 shares designated as Series B Preferred stock and unissued, 1,142,856 shares designated as Series C Preferred Stock and 5,457,144 undesignated and unissued	-	-
Series C Preferred Stock, $0.001 par value, 1,142,856 shares authorized, 799,989 and 0 shares issued and outstanding as of December 31, 2018 and 2017, respectively (Liquidation preference $4,199,942)	800	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,720,107 shares issued and 6,393,107 outstanding as of December 31, 2018 and 2017.	6,392	6,392
Additional paid-in-capital	27,657,098	25,084,252
Treasury stock, at cost (327,000 shares of common stock as of December 31, 2018 and 2017)	(237)	(237)
Accumulated deficit	(47,021,762)	(33,757,671)
Total Stockholder’s Deficit	(19,357,709)	(8,667,264)
Total Liabilities and Stockholders’ Deficit	$15,615,587	$14,638,554

The accompanying notes are an integral part of these consolidated financial statements

ICAGEN INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2018	2017

Revenues	$13,583,218	$22,656,610

Cost of goods sold	9,910,569	11,175,692

Gross profit	3,672,649	11,480,918

Operating expenses:
Selling, general and administrative expenses	10,309,471	13,936,542
Depreciation	1,486,919	1,736,628
Amortization	378,148	224,984
Total Operating expenses	12,174,538	15,898,154

Operating loss	(8,501,889)	(4,417,236)

Other income (expense)
Other income	15,779	502,494
Gain on extinguishment of debt	495,783	-
Other expense	(562,524)	(262,966)
Interest income	-	7
Interest expense	(3,190,730)	(2,282,046)
Derivative liability movement	(1,295,732)	349,313
Total other expense	(4,537,424)	(1,693,198)

Net loss before income tax	(13,039,313)	(6,110,434)

Income tax	-	-

Net loss	(13,039,313)	(6,110,434)

Preferred stock dividend	(224,778)	-

Net loss available to common stock holders	$(13,264,091)	$(6,110,434)

Net Loss Per Share - Basic and Diluted	$(2.07)	$(0.96)

Weighted Average Number of Shares Outstanding -Basic and Diluted	6,393,107	6,393,107

The accompanying notes are an integral part of these consolidated financial statements

ICAGEN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD JANUARY 1, 2017 TO DECEMBER 31, 2018

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Deficit

Balance as of January 1, 2017	-	$-	6,393,107	$6,392	$(237)	$24,108,143	$(27,647,237)	$(3,532,939)

Stock option based compensation	-	-	-	-	-	645,756	-	645,756

Fair value of bridge note warrants issued	-	-	-	-	-	330,353	-	330,353

Net loss	-	-	-	-	-	-	(6,110,434)	(6,110,434)

Balance as of December 31, 2017	-	-	6,393,107	6,392	(237)	25,084,252	(33,757,671)	(8,667,264)

Stock option based compensation	-	-	-	-	-	1,515,824	-	1,515,824

Series C Preferred stock issued	799,989	800	-	-	-	2,799,200	-	2,800,000

Fair value of bridge note warrants issued	-	-	-	-	-	116,485	-	116,485

Fair value of Series C Preferred warrants issued	-	-	-	-	-	(1,858,663)	-	(1,858,663)

Net loss	-	-	-	-	-	-	(13,039,313)	(13,039,313)

Series C Preferred Stock dividends	-	-	-	-	-	-	(224,778)	(224,778)

Balance as of December 31, 2018	799,989	$800	6,393,107	$6,392	$(237)	$27,657,098	$(47,021,762)	$(19,357,709)

The accompanying notes are an integral part of these consolidated financial statements

ICAGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,039,313)	$(6,110,434)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,486,919	1,736,628
Amortization expense	378,148	224,984
Stock based compensation charge	1,515,824	645,756
Amortization of debt discount	1,229,994	1,110,424
Gain on extinguishment of debt	(495,783)	-
Derivative liability movements	1,295,732	(349,313)
Deferred purchase consideration unearned by vendor	-	(500,000)
Imputed interest on acquisition of Icagen assets	299,075	308,252
Loss on disposal of assets held for resale	-	6,619
Changes in operating assets and liabilities
Accounts receivable	(311,434)	(422,326)
Inventory	11,093	(73,885)
Prepaid expenses and other current assets	102,714	254,439
Accounts payable	250,167	(240,536)
Deferred subsidy	-	(5,600,000)
Deferred revenues	(129,618)	(394,643)
Advanced payment on collaborations	5,000,000	-
Other payables and accrued expenses	(1,793,224)	(594,526)
CASH USED IN OPERATING ACTIVITIES	(4,199,706)	(9,998,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deferred purchase consideration	(150,000)	(150,000)
Purchase of plant and equipment	(1,288,011)	(1,240,646)
Purchase of intangibles	-	(153,164)
Proceeds on assets held for resale	-	20,381
Deposits paid	(1,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,439,011)	(1,523,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan payable	15,250,000	-
Proceeds from convertible loan payable	-	9,600,000
Repayment of convertible loan payable	(10,000,000)	-
Proceeds from bridge notes payable	500,000	1,500,000
Repayment of bridge notes payable	(200,000)	(1,500,000)
Capital raising fee	(1,006,944)	-
Fees paid on extinguishment of debt	(207,000)	-
Proceeds from Series C Preferred Stock	2,800,000	-
Proceeds from loans payable	-	157,766
Repayment of loans payable	(141,877)	(411,128)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,994,179	9,346,638

NET INCREASE (DECREASE) IN CASH	1,355,462	(2,175,352)

CASH AT BEGINNING OF YEAR	2,763,596	4,938,948

CASH AT END OF YEAR	$4,119,058	$2,763,596

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,554,580	$742,254

NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of warrants issued concurrent with Series C Preferred Stock	$1,858,663	$-
Value of warrants issued concurrent with bridge notes payable	$116,485	$330,353
Value of warrants issued on term loans payable	$1,746,065	$-
Discount on convertible loan payable and warrants issued concurrent with convertible loan payable	$-	$4,518,278
Extinguishment of derivative liability and unamortized debt discount on convertible note	$3,890,826	$-

The accompanying notes are an integral part of these consolidated financial statements

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

Icagen, Inc. (“the Company”, “we”, “us”, “our”) is a Delaware corporation. The principal office is located in Durham, North Carolina. The Company was incorporated in November 2003.

Icagen is a drug discovery company with a focus in Neuroscience and Rare Disease. The Icagen platform is unique as it integrates our current state of the art drug discovery engine along with an artificial intelligence (AI) computational platform that enables an accelerated path to drug discovery.

The Company’s team is comprised of pharmaceutical and biotechnology leadership with extensive industry knowledge and experience with a successful track record of moving molecules through pre-clinical and clinical development. The company’s scientific team is derived from two key acquisitions of drug discovery experts in Neuroscience (the “Pfizer Acquisition”) and Rare Disease (the “Sanofi Acquisition”).

The company’s business model is focused on research collaborations and partnerships with large pharmaceutical and biotechnology companies and foundations who it partners with to support the discovery and development of innovative pharmaceuticals. These revenue-generating partnerships provide current funding while our co-owned pipeline of drug candidates provides the potential of additional significant long-term upside through milestone and royalty payments in new partnerships. The development and commercialization expense of these assets is being partially funded by the Company’s partners.

In May 2018, the Company announced our first such collaboration with the Cystic Fibrosis Foundation to discover therapies to treat cystic fibrosis and in December 2018, it announced its second such collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”) to discover therapies for certain neurological diseases.

The Company currently operates out of two sites, one in Durham, North Carolina (“Icagen NC”) and the other in Tucson, Arizona (the “Tucson Facility”). The teams in North Carolina and Arizona have extensive experience over the last 20 plus years performing drug discovery within Pfizer, Inc. (“Pfizer”) and Sanofi US Inc. (“Sanofi”), respectively, advancing molecules through pre-clinical development with numerous molecules entering clinical development. At Icagen NC, which the Company began to operate in July 2015, it has a leading biology expertise focused on ion channels which are important targets in neuroscience. Icagen NC also houses the XRpro® technology. The XRPro technology is an x-ray fluorescence technology that delivers transporter screening to detect and quantitatively analyze the x-ray signature of elements with an atomic number greater than 12. More specifically, our capabilities in Icagen NC include a focus on ion channels and transporters, HTS and lead optimization, ion channels, assay development and x-ray fluorescence-based assays.

At the Tucson Facility, which the Company acquired in July 2016, it has leading biology expertise and platform capabilities in Rare Diseases, in silico and computational applications and integrated drug discovery. The Tucson Facility provides capacity in cell models, human biomarkers, and primary human cell and stem cell-based assays. In addition, the Tucson Facility provides compound management services, HTS and Hit identification, in vitro pharmacology, medicinal chemistry, computational chemistry and ADME. The Tucson Facility also features high volume biology with a flexible robotic infrastructure capable of performing high throughput screening in ultra-high 1536 format, enhancing our depth of expertise running programs in a highly specialized, efficient and cost-effective manner. This enables the Company to offer a broad range of integrated drug discovery services in a growing market. The extensive integrated drug discovery platform and technologies at the Tucson Facility enable the company to utilize its biology expertise at both Icagen NC and the Tucson Facility to accelerate drug discovery for challenging, but innovative programs and identify quality leads faster.

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

Icagen Corp - Wholly owned subsidiary

Icagen-T, Inc. – wholly owned subsidiary

Caldera Discovery, Inc. - Wholly owned subsidiary

XRpro Sciences, Inc. – Wholly owned subsidiary

Estimates

The preparation of these consolidated financial statements in accordance with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company continually evaluate its estimates, including those related to bad debts and recovery of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to the Company’s reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment and intangible assets, the valuation of certain assets and intangibles acquired from Pfizer, Inc. and assumptions used in assessing impairment of long-term assets.

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

Fair value of financial instruments

The Company adopted the guidance of ASC 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for its convertible notes and warrants which contain variable conversion prices. The derivative liability measured at fair value using unobservable inputs (Level 3) amounted to $5,178,598 as of December 31, 2018.

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

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits of corporations, the current limit of coverage is $250,000. As a result of this coverage the Company cash balances of $3,650,565 are not covered by the FDIC as of December 31, 2018.

Concentration of major customers

The Company derives its revenues from commercial pharmaceutical and biotechnology companies as well as from Government research contracts and Government grants.

The commercial revenues are currently from several major pharmaceutical companies and smaller biotechnology and pharmaceutical companies.

The Company derived 83.4% of its commercial revenues from seven customers during the year ended December 31, 2018. During the year ended December 31, 2017, the Company derived 89.4% of its commercial revenues from ten major customers. The Company continues its attempts to diversify its customer base.

The outstanding Government research contracts in the prior year were from one government agency; the National Institutes of Health. The granting of research contracts from Government agencies is a competitive process and there is no certainty that the Company will be awarded future contracts, which may cause its revenue to fluctuate from year to year. Furthermore, Government grants are subject to audits by the granting agency. If such audits were to determine that expenditures of the grant funds did not meet the applicable criteria, these amounts could be subject to retroactive adjustment and refunded to the granting agency.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Total revenues by customer type are as follows:

	Year ended December 31, 2018	Year ended December 31, 2017

Government grants	$-	$320,743
Subsidy revenue	-	9,600,000
Commercial revenues	13,583,218	12,735,867
	$13,583,218	$22,656,610

Intangible assets

Certain of the Company’s intangible assets are subject to amortization. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. Where intangibles are deemed to be impaired the Company recognizes an impairment loss measured as the difference between the estimated fair value of the intangible and its book value.

1)	Cell lines

Cell lines acquired by the Company are reported at acquisition value less any impairment. The useful life of cell lines is estimated to be indefinite.

2)	Discovery platform

The discovery platform acquired by the Company is reported at acquisition value less accumulated amortization and any impairment. The estimated useful life of the discovery platforms acquired is estimated to be ten years.

3)	Trademarks and trade names

The Trademarks and trade names acquired by the Company is reported at acquisition value less any impairments. The estimated useful life of trademarks and trade names is estimated to be indefinite.

4)	Patents

Patents acquired by the Company are reported at acquisition value less accumulated amortization and impairments. The estimated useful life of patents is twenty years, the general useful life of patents.

5)	Assembled workforce

Assembled workforce acquired by the Company is reported at acquisition value less amortization and impairments. The estimated useful life of the assembled workforce is ten years.

6)	Amortization

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

Plant and equipment

Plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Leasehold improvements	5 Years
Laboratory equipment	7 Years
Furniture and fixtures	10 Years
Computer equipment	3 Years
Computer software	License period, generally 1 to 3 years

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. There was no impairment as of December 31, 2018.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Accounts receivable and other receivables

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. As a basis for accurately estimating the likelihood of collection of the Company’s accounts receivable, it considers a number of factors when determining reserves for uncollectable accounts. The Company believes that it uses a reasonably reliable methodology to estimate the collectability of its accounts receivable. The Company reviews its allowances for doubtful accounts on a regular basis. The Company also considers whether the historical economic conditions are comparable to current economic conditions. If the financial condition of its customers or other parties that it has business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The balance of the receivables provision as at December 31, 2018 and 2017 was $0. The amount charged to bad debt provision for the year ended December 31, 2018 and 2017 was $0.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with one financial institution in the USA.

Revenue recognition

The Company’s revenue recognition policy is consistent with the requirements of FASB ASC 606, Revenue.

The Company has analyzed its revenue transactions pursuant to ASC 606, Revenue, and it has no material impact as a result of the transition from ASC 605 to ASC 606. The Company’s revenues are recognized when control of the promised services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company derives its revenues from the sale of its services, as defined below. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its revenue transactions:

i.	identify the contract with a customer;
ii.	identify the performance obligations in the contract;
iii.	determine the transaction price;
iv.	allocate the transaction price to performance obligations in the contract; and
v.	recognize revenue as the performance obligation is satisfied.

Revenue sources consist of commercial revenues, deferred subsidy revenue, deferred revenue, multi-element collaboration agreements and government grants and contracts.

1)	Commercial revenues

The Company enters into fixed fee commercial development contracts that are associated with the delivery of feasible research on drug candidates and the development of drug candidates. Revenue under these contracts is generally recognized upon delivery or as the development is performed.

2)	Deferred subsidy revenue

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

3)	Deferred revenue

The Company received and will receive certain revenue in advance of services delivered. This revenue is deferred and only recognized when services have been performed in terms of master services agreements entered into with customers, together with their associated Statements of Work.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Revenue recognition (continued)

4)	Multi-element collaboration agreements

The Company has entered into multiple-element collaboration contracts with customers and has determined that the different revenue generating elements embodied in these contracts are separable and there is sufficient evidence of the fair value of each element to account for these contract elements separately. These contracts elements include:

i.	Upfront payments

The Company receives upfront revenue payments, generally upon closing a collaboration agreement, these revenues are recognized over the expected initial contract timeline as outlined in the collaboration agreement.

ii.	FTE based research payments

The Company receives ongoing revenue for FTE based time spent on the collaboration projects, this revenue is recognized as the services are rendered.

iii.	Development event payments

Revenue contingent upon the achievement of certain agreed upon development events is recognized in the period that the development event is achieved. The achievement of a development event is when the Company’s collaboration partner agrees that the requirements stipulated in the agreement have been met.

iv.	Sales based events

Revenue based on the achievement of certain calendar year net sales is recognized in the period that the sales achieved by our collaboration partner reach the thresholds as laid out in the agreement.

v.	Royalties earned

Royalties are earned at varying percentages of net product sales for certain periods as defined in our collaboration agreements, these royalties are recognized as revenue in the period in which a royalty report is received from our collaboration partners.

5)	Government grants and contracts

The Company generally uses the cost-to-cost measure of progress for all its government contracts, unless it believes another measure will produce a more reliable result. The Company believes that the cost-to-cost measure is the best and most reliable performance indicator of progress on its government contracts as all its contract estimates are based on costs that it expects to incur in performing its government contracts and it has not experienced any significant variations on estimated to actual costs to date. Under the cost-to-cost measure of progress, the extent of progress towards completion is based on the ratio of costs incurred-to-date to the total estimated costs at the completion of the government contract. Revenues, including estimated fees or profits are recorded as costs are incurred.

When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Sales and marketing

Sales and marketing expenses are expensed as incurred and is included in selling, general and administrative expenses. The Company expects to incur expenditure on relevant conferences and seminars and publications in scientific media, minimal sales and marketing expenses were incurred and are expected to be incurred in future periods.

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

The amount expensed for unrecovered research costs, included in selling, general and administrative expenses during the year ended December 31, 2018 and 2017 was $2,187,190 and $3,328,843, respectively.

Patents

Legal costs in connection with approved patents and patent applications are expensed as incurred and classified as selling, general and administrative expense in the Company’s consolidated statements of operations.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Share-based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all stock-based payment transactions in which employee services are acquired. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period or vesting period on a straight-line basis. Stock-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2018 and 2017 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. This estimate will be revised in subsequent periods if actual forfeitures differ from those estimates. We have no awards with performance conditions and no awards dependent on market conditions.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of stock-based payment transactions with nonemployees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the stock-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

Derivative liabilities

The Company has derivative financial instruments as of December 31, 2018.

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

Recent accounting pronouncements

In February 2016, FASB issued Accounting Standards Update (“ASU”), No. 2016-02, Leases (Topic 842) (ASC 842)

The amendments in this update establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, an update which provides another transition method, the prospective transition method, which allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the new standard on January 1, 2019 using the prospective transition method. In preparation for adoption of the standard.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Recent accounting pronouncements (continued)

The Company has identified all leases and reviewed the leases to determine the impact of ASC 842 on its consolidated financial statements. The Company has elected to apply the practical expedient to certain classes of leases, whereby the separation of components of leases into lease and non-lease components is not required and all of the practical expedients to all leases, which include not reassessing (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. Based on the Company’s assessment, the Company has concluded that the adoption of the new standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet on January 1, 2019. While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of ASC 842 on its financial statements and disclosures. The Company does not expect the adoption of ASU 2016-02, as amended, to have a material impact on its consolidated statements of operations or consolidated statements of cash flows.

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

The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

This ASU was applied retrospectively to the consolidated financial statements and resulted in a reduction in the tax effect of net operating losses carried forward.

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

The amendments in this update are not expected to have a material impact on the consolidated financial statements.

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

The impact of this ASU on the consolidated financial statements is not expected to be material.

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

The Company is currently considering the impact this ASU will have on its consolidated financial statements.

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

Additions

The following disclosure requirements were added to Topic 820:

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

In addition, the amendments clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements.

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

The impact of this ASU on the consolidated financial statements is not expected to be material.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606.

A collaborative arrangement, as defined by the guidance in Topic 808, is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements, and the accounting for those arrangements is often based on an analogy to other accounting literature or an accounting policy election.

The amendments in this Update provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. The amendments in this Update make targeted improvements to generally accepted accounting principles for collaborative arrangements as follows:

1.	Clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements.
2.	Add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606
3.	Require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. An entity may not adopt the amendments earlier than its adoption date of Topic 606. The amendments in this Update should be applied retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. An entity may elect to apply the amendments in this Update retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606. An entity should disclose its election.

The impact of this ASU on the consolidated financial statements is not expected to be material.

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $(13,039,313) and $(6,110,434) during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, and 2017 the Company had accumulated deficits of $47,021,762 and $33,757,671, respectively. The Company’s working capital position has changed from a deficit of $(180,357), including deferred revenue of $219,828 for the year ended December 31, 2017, to a deficit of $4,594,570, including deferred revenue of $5,090,210 for the year ended December 31, 2018. The deferred revenue includes an upfront payment on a collaboration agreement of $5,000,000. The Company’s working capital is insufficient to meet its short-term cash requirements and fund any future operating losses. These operating losses create an uncertainty about the Company’s ability to continue as a going concern. The Company’s plan, through the acquisition of the assets of Sanofi and Pfizer Research and the continued promotion of its services to existing and potential customers is to generate sufficient revenues to cover its anticipated expenses. The factors mentioned above raise substantial doubt about our ability to continue as a going concern for the next twelve month period from April 12, 2019, although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, the management of the Company believes that the revenue to be generated from operations together with additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital or financing to fund ongoing operations.

4.	INVENTORY

Inventory represents the value of certain consumables utilized in the Company’s biological screening processes. These consumables are purchased in bulk and expensed as they are utilized.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31, 2018	December 31, 2017

Prepaid insurance	$35,723	$75,774
Prepaid maintenance	73,992	129,260
Prepaid rent	-	2,500
Prepaid subscriptions	938	5,833
	$110,653	$213,367

6.	INTANGIBLE ASSETS

a.	Cell lines and discovery platform

The Company has established a core set of technologies for the discovery of drugs that act upon ion channel targets. All of the assets acquired were developed internally and are based upon its ion channel platform and include the following acquired components:

●	Extensive cell line and plasmid repositories

●	Technologies including HTS, electrophysiology, informatics, in vitro and in vivo ADME, animal efficacy and safety models.

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

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	INTANGIBLE ASSETS (continued)

b.	Trade name and trademarks

In terms of the purchase agreement entered into between the Company and Pfizer Research, the name and all rights to the name of Icagen were assigned to the Company. The use of this name, which was the original name of the publicly traded company acquired by Pfizer Research in 2011, has significant value and is a well-known industry name. The value placed on the trade name and trademarks acquired is $637,500. The useful life of the trade name and trademarks is indefinite and will be tested for impairment on a regular basis.

c.	Assembled workforce

In terms of the purchase agreement entered into between the Company and Pfizer Research, the Company agreed to retain the services of the scientific personnel who have extensive knowledge and experience in ion channel research and services. This workforce was originally acquired by Pfizer Research and prior to that had worked for the original Icagen company. The value placed in the assembled workforce acquired is $282,500, the useful life is expected to be ten years based on our estimate of the useful life of current knowledge and the rate of evolution within the industry.

d.	Patents

The patents the Company holds and pending patent applications consist of the following:

●	Method for Detecting Binding Events Using Micro X-Ray Fluorescence Spectrometry, which includes an issued U.S. patent that is expected to expire in about 2021;

●	Flow Method and Apparatus for Screening Chemicals Using Micro X-Ray Fluorescence, which includes issued patents in the U.S., Europe, Japan and Singapore, such patents are expected to expire in 2022;

●	Method and Apparatus for Detecting Chemical Binding, which includes about 10 issued patents in the U.S., Europe, Japan and Singapore; such patents are expected to expire in 2023;

●	Drug Development and Manufacturing, which includes an issued U.S. patent that is expected to expire in about 2021;

●	Advanced Drug Development and Manufacturing, which includes about 20 issued foreign patents, in Europe, Japan, and Hong Kong, expected to expire in about 2026, and a pending application in the U.S. which, if issued, is expected to expire between 2021-2026;

●	Well Plate/Apparatus for Preparing Samples for Measurement by X-Ray Fluorescence Spectrometry, which includes issued over 15 issued patents in the U.S. Europe, and Japan, which are expected to expire in about 2028, and a pending application in the U.S. which, if issued, is also expected to expire in 2028;

●	Method and Apparatus for Measuring Protein Post Translational Modification, which includes a patent issued in Japan, which is expected to expire in about 2028 and pending applications in U.S. and Japan, which, if issued, are also expected to expire in about 2028;

●	Method and Apparatus for Measuring Analyte Transport Across Barriers, which includes 3 issued U.S. patents and issued patents in China and Hong Kong, which are expected to expire in about 2030/2031, and pending applications in U.S., Europe, and China, which, if issued, are also expected to expire in about 2030; and

●	Method for Analysis Using X-Ray Fluorescence, which includes 4 issued U.S. patents, which is expected to expire in 2031, and a pending U.S. patent application which, if issued, is expected to expire in 2031.

Intangible assets consist of the following:

	December 31, 2018			December 31, 2017
	Cost	Amortization and Impairment	Net book value	Net book value
Cell lines	$5,153,664	$(153,164)	$5,000,500	$5,153,664
Discovery platform	1,450,500	(507,675)	942,825	1,087,875
Trade names and trademarks	637,500	-	637,500	637,500
Assembled workforce	282,500	(98,875)	183,625	211,875
Patents	972,000	(687,527)	284,473	336,157
	$8,496,164	$(1,447,241)	$7,048,923	$7,427,071

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	INTANGIBLE ASSETS (continued)

The aggregate amortization expense charged to operations was $378,148 and $224,984 for the year ended December 31, 2018 and 2017, respectively. The amortization policies followed by the Company are described in Note 2.

Amortization expense for future periods is summarized as follows:

Amount

2019	$224,984
2020	224,984
2021	224,984
2022	224,984
2023 and thereafter	510,987
Total	$1,410,923

7.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	December 31, 2018			December 31, 2017
	Cost	Depreciation and Impairment	Net book value	Net book value

Laboratory equipment	$2,630,539	$(1,382,271)	$1,248,268	$1,396,617
Computer software	997,637	(349,059)	648,578	716,860
Computer equipment	109,385	(65,151)	44,234	43,816
Leasehold improvements	75,511	(33,746)	41,765	24,460
	$3,813,072	$(1,830,227)	$1,982,845	$2,181,753

The aggregate depreciation charge to operations was $1,486,919 and $1,736,628 for the years ended December 31, 2018 and 2017, respectively. The depreciation policies followed by the Company are described in Note 2.

8.	OTHER PAYABLES AND ACCRUED EXPENSES

	December 31, 2018	December 31, 2017

Bonus and vacation accrual	$508,550	$1,871,488
Payroll liabilities	275,001	44,858
Severance cost accrual	30,541	262,966
Other	108,365	152,797
	$922,457	$2,332,109

The Company accrues for bonus accruals in anticipation of making payments based on the achievement of pre-determined goals. Vacation pay unused at the end of the fiscal year is forfeited with no carry over or payments made to employees.

On September 7, 2018, the Company restructured its management team and streamlined operations at its Tucson Facility, thereby reducing head count by a total of nine people. The Company provided severance packages to these employees based on written agreements entered into. The severance costs are amortized over the severance payment period which expired on January 31, 2019.

 ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.	LEGAL SETTLEMENT ACCRUAL

The legal settlement liability is disclosed as follows:

	December 31, 2018	December 31, 2017

Settlement liability accruals
Dentons dispute	$-	$400,000
Eisenschenk matter	-	83,333
Other	-	10,000
	-	493,333
Judgement liability	-	-
	$-	$493,333
Disclosed as follows:
Short-term portion	$-	$493,333
	$-	$493,333

In terms of a Mutual Release and Assignment Agreement entered into between American Milling LP and the Company, American Milling is a claimant in the Estate of Sigmund Eisenschenk matter. American Milling agreed to assign all its claims, both past and future against the Estate of Sigmund Eisenschenk to the Company for $800,000, to be paid by the Company in instalments. The remaining balance of $83,333 was paid on March 30, 2018.

The Company agreed to settle the Dentons dispute by the payment of $1,400,000 over a 14 month period. As of December 31, 2018, the Company had paid $1,000,000, a further $200,000 was paid on March 15, 2018 and the remaining $200,000 on June 30, 2018.

10.	DEFERRED REVENUE

Deferred revenue consists of the following:

Revenue received in advance from customers

Payments received in advance from customers in terms of the MSA agreements entered into with customers, including the MSA agreement entered into with Sanofi on July 15, 2016. Revenue is recognized on a monthly basis upon agreed rates for the number of employees assigned to certain Sanofi projects and is offset against the payments received from Sanofi in terms of the agreed upon payment schedule, the remaining excess payments received is deferred revenue and is expected to be realized within an 18 month period.

Upfront payments from license agreement

The Company entered into a license agreement with F.Hoffmann-La Roche Ltd. (“Roche”), on December 4, 2018, whereby, in terms of the agreement Roche paid the Company an upfront payment of $5,000,000. This upfront payment will be recognized as revenue over the initial contact timeline as outlined in the license agreement.

The license agreement entered into with Roche is a multiple-element license agreement that has different revenue generating elements embodied in the agreement. These revenue generating elements include:

i.	Upfront payments

The Company received an upfront payment of $5,000,000 that will be recognized as revenue over the initial contact timeline as outlined in the license agreement.

ii.	FTE based research payments

The Company receives ongoing revenue for FTE based time spent on the collaboration projects, this revenue is recognized as the services are rendered.

iii.	Development event payments

Revenue contingent upon the achievement of certain agreed upon development events is recognized in the period that the development event is achieved. The achievement of a development event is when the Company’s collaboration partner agrees that the requirements stipulated in the agreement have been met.

iv.	Sales based events

Revenue based on the achievement of certain calendar year net sales is recognized in the period that the sales achieved by our collaboration partner reach the thresholds as laid out in the agreement.

v.	Royalties earned

Royalties are earned at varying percentages of net product sales for certain periods as defined in our collaboration agreements, these royalties are recognized as revenue in the period in which a royalty report is received from our collaboration partners.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	DEFERRED PURCHASE CONSIDERATION

In terms of the Icagen asset purchase agreement entered into with Pfizer Research (NC) on July 1, 2015, the Company has the following deferred purchase price obligations:

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

The Company amended its agreement with Pfizer Research (NC), Inc. (“the Second Amendment”), whereby the Company, at its option, may defer payment of any amount exceeding $50,000 of the minimum additional purchase price consideration of $250,000 per quarter until December 31, 2018 such that the Company is only required to pay $50,000 per quarter for the quarters ended March 2017 to December 2018. Deferred purchase consideration bears interest at a rate of 12.5% per annum, which interest is payable quarterly. The deferred purchase consideration in terms of this agreement is payable, together with the deferred purchase consideration for the quarter ended March 31, 2019, as one lump sum. The Second Amendment also provides that if there is an Insolvency Event (as such term is defined in the Second Amendment) prior to the time that Pfizer Research (NC), Inc. has received the Maximum Earn Out Payment, then upon such Insolvency Event, the full amount of any Earn Out Shortfall (the difference between the Maximum Earn Out Payment and the amount of all Earn Out Payments paid to date) shall be due and payable without further notice, demand or presentment for payment. The minimum deferred purchase consideration of $50,000 for the quarters ended March 31, 2017 through December 31, 2018 were paid.

The $500,000 deferred purchase consideration due on July 1, 2017, was not earned by Pfizer due to Pfizer not meeting its $4,000,000 revenue target. This liability of $500,000 was reversed to other income during the Year ended December 31, 2017.

Deferred purchase consideration is disclosed as follows:

	December 31, 2018	December 31, 2017
Deferred purchase consideration
Opening balance	$9,856,458	$10,500,000
Reversal of unearned purchase consideration	-	(500,000)
Interest due on deferred purchase consideration	126,576	25,578
Repayment	(228,963)	(169,120)
Closing balance	9,754,071	9,856,458

Present value discount on future payments
Opening balance	(1,417,336)	(1,712,689)
Imputed interest expense	299,075	300,511
Fair value adjustments	-	(5,158)
Closing balance	(1,118,261)	(1,417,336)

Deferred purchase consideration, net	$8,635,810	$8,439,122

Disclosed as follows:
Short-term portion	$2,450,000	$206,458
Accrued interest	54,071	-
Long-term portion	6,131,739	8,232,664
Deferred purchase consideration, net	$8,635,810	$8,439,122

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES

The income tax provision/ (benefit) is different from that which would be obtained by applying the statutory Federal income tax rate of 21% to income before income tax expense. The items causing this difference for the years ended December 31, 2018 and 2017 are as follows:

	Year ended December 31, 2018	Year ended December 31, 2017

Income tax benefit at federal rate	$(2,738,000)	$(2,139,000)
State tax, net of federal benefit	(652,000)	(305,000)
Prior year under provision	22,000	(548,000)
Discount on notes	1,148,000	444,000
Derivative liability movement	(675,000)	-
Income tax rate change	-	3,672,000
Other	82,000	51,000
	(2,813,000)	1,175,000
Utilization of net operating loss carry-forwards		-
Valuation allowance	2,813,000	(1,175,000)
	$-	$-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	December 31,	December 31,
	2018	2017
Deferred tax assets
Accrual to cash adjustments	$117,000	$611,000
options based compensation	1,279,000	884,000
Deferred revenue	1,323,000	-
Capital loss	32,500	32,500
Plant and equipment	43,000	173,000
Net operating loss	7,291,000	5,492,000
	10,085,500	7,192,500
Valuation allowance	(9,631,500)	(6,818,500)
	454,000	374,000
Deferred tax liabilities
Amortization of intangibles	(454,000)	(374,000)
	$-	$-

We have established a valuation allowance against our gross deferred tax assets sufficient to bring our net deferred tax assets to zero due to the uncertainty surrounding the realization of such assets. Management has determined it is more likely than not that the deferred tax assets are not realizable beyond our deferred tax liabilities due to our historical loss position. The valuation allowance for the year ended December 31, 2018 also increased by $2,813,000 due to the additional operating losses incurred for the year ended December 31, 2018.

As of December 31, 2018, the prior three years remain open for examination by the federal or state regulatory agencies for purposes of an audit for tax purposes.

At December 31, 2018, we had tax loss carry forwards of approximately $28,041,000. These net operating loss carry forwards expire in 2037, if unused. The Company files its tax returns on a cash basis.

Pursuant to the Internal Revenue Code of 1986, as amended (“IRC”), §382, our ability to use net operating loss carry forwards to offset future taxable income is limited if we experience a cumulative change in ownership of more than 50% within a three-year period.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES (continued)

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

The Company will evaluate the impact of the Global Intangible Low-Taxed Income (“GILTI”) provision of the Act, beginning with the year ending December 31, 2018, the year for which it will first apply. The FASB has issued guidance stating that a company may elect to treat the additional taxes due in the United States as a result of GILTI inclusions as current period expenses when incurred or to include such amounts in the company’s determination of deferred taxes. The Company does not have any GILTI tax liability as of December 31, 2018, therefore no election is applicable.

13.	BRIDGE NOTES PAYABLE

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

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	BRIDGE NOTES PAYABLE (continued)

On December 28, 2018, the Company repaid the principal sum of $200,000 of Bridge notes together with interest thereon of $7,616 to three Bridge note holders on the proceeds raised on the Roche License agreement entered into on December 4, 2018. The remaining Bridge note holder elected not to be repaid in order to preserve the Company’s cash balances.

The movement on bridge notes is as follows:

	December 31, 2018	December 31, 2017
Bridge note liability
Bridge notes raised	$500,000	$1,500,000
Interest accrued	19,123	9,753
Repayment	(207,616)	(1,509,753)
Closing balance	311,507	-

Discount on bridge notes
Fair value of warrants issued	(116,485)	(330,353)
Amortization of bridge note discount	71,126	330,353
Closing balance	(45,359)	-

Bridge notes, net	$266,148	$-

Disclosed as follows:
Short-term portion	$254,641	$-
Accrued interest	11,507	-
	$266,148	$-

14.	LOANS PAYABLE

Loans payable consists of the following:

	December 31, 2018	December 31, 2017

Asset purchase arrangements	$68,813	$210,690
Disclosed as follows:
Short-term portion	49,952	139,394
Long-term portion	18,861	71,296
	$68,813	$210,690

Amount

Within 1 year	$49,952
Within 1 - 2 years	18,861
$68,813

Asset purchase arrangements

The Company acquired laboratory equipment on August 11, 2017 for a purchase consideration of $59,320 in terms of a deferred purchase arrangement whereby a deposit of $5,932 was paid and twenty-four monthly installments of $2,472 were due and payments commenced on September 11, 2017. The installments bear interest at an effective rate of 10.33% per annum. The Company owed $19,150 as of December 31, 2018.

The Company acquired laboratory software during September 2017 for a purchase consideration of $98,446 in terms of a deferred purchase arrangement whereby a deposit of $10,546 was paid and the balance payable in thirty-five monthly installments of $2,750 each, which commenced on September 30, 2017. The installments bear interest at an effective rate of 6.15% per annum. The Company owed $49,663 as of December 31, 2018.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	TERM LOAN PAYABLE

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

The Company and Icagen-T used the proceeds from the respective Term Loans (i) for general working capital purposes, including, without limitation, business development and licensing purposes, (ii) and repaid the convertible debt disclosed in note 16 below; and (iii) to pay fees, costs and expenses incurred in connection with the transactions contemplated by the Credit Agreements.

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

Pursuant to the terms and conditions of the Security Agreement, dated August 31, 2018, among the Company, the Subsidiaries (excluding Icagen-T with respect to the Icagen Credit Agreement) and Perceptive (the “Icagen Security Agreement”), the Company’s and the Subsidiaries’ obligations under the Icagen Credit Agreement are secured by (i) a first priority lien on all of the existing and after acquired tangible and intangible assets, including intellectual property, of the Company and the Subsidiaries, and (ii) a pledge of 100% of the Company’s equity interests in the Subsidiaries (excluding Icagen-T with respect to the Icagen Credit Agreement). In addition, pursuant to the terms and conditions of the Security Agreement, dated August 31, 2018, among Icagen-T, the Company, the Subsidiaries and Perceptive (the “Icagen-T Security Agreement”), Icagen-T’s, the Company’s and the Subsidiaries’ obligations under the Icagen-T Credit Agreement are secured by (i) a first priority lien on all of the existing and after acquired tangible and intangible assets, including intellectual property, of the Company and the Subsidiaries other than real estate for which they have a second priority lien, and (ii) a pledge of 100% of the Company’s equity interests in the Subsidiaries.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	TERM LOAN PAYABLE (continued)

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

In connection with the entry of the Credit Agreements, on August 31, 2018, the Company issued to Perceptive, or its registered assigns, a warrant (the “Warrant”) to purchase 723,550 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Warrant is exercisable for a period of seven years from the Closing Date and the per-share exercise price of $3.50, subject to certain adjustments as specified in the Warrant (the “Exercise Price”). Upon any exercise of the Warrant, the Exercise Price is payable in cash or, at Perspective’s option, by withholding a number of shares of Common Stock then issuable upon exercise of the Warrant with an aggregate fair market value equal to the aggregate Exercise Price. The Warrant also contains customary anti-dilution adjustments and price protection.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	TERM LOAN PAYABLE (continued)

The Company also granted Perceptive customary demand and piggy-back registration rights with respect to the shares of Common Stock issuable upon exercise of the Warrant. At any time commencing nine months following the closing of a Qualifying PO (as defined in the Warrant) if the Company is not qualified to register securities under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registration statement on Form S-3 (or any successor form), then upon the request of the holder(s) of at least 51% of the Warrants and/or shares of Common Stock issuable thereunder (the “Majority Holders”), the Company is obligated, among other things, to (i) file a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”) within 90 days following the date on which the request is given for purposes of registering the shares of Common Stock issuable upon exercise of the Warrants, (ii) use its commercially reasonable efforts to have the registration statement declared effective by the SEC as soon as practicable after filing, subject to any cut backs requested by the SEC, and (iii) maintain the registration until all registerable securities may be sold pursuant to Rule 144 under the Securities Act, without restriction as to volume. In addition, at all times after a Qualifying PO, the Company shall use its commercially reasonable efforts to qualify and remain qualified to register securities under the Securities Act pursuant to a registration statement on Form S-3 or any successor form thereto. At any time commencing nine (9) months after such time as the Company shall have qualified for the use of a registration statement on Form S-3, the Majority Holder(s) shall have the right to request registration on Form S-3 or any similar short-form registration. Further, whenever the Company proposes to register any shares of its Common Stock under the Securities Act (with certain exceptions), the Company shall also include in such registration statement, Perceptive’s shares of Common Stock issuable upon exercise of the Warrant, provided that cut backs may apply in certain situations.

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

The movement on the term loans is as follows:

December 31, 2018

Term Loan
Term loan issued	$15,250,000
Interest accrued	627,330
Repayments	(468,433)
Closing balance	15,408,897

Debt discount
Debt issuance costs	(1,006,944)
Fair value of warrants	(1,746,065)
Amortization of debt discount	208,705
Closing balance	(2,544,304)

Term Loan, net	$12,864,593

Disclosed as follows:
Accrued interest	$158,897
Long-term portion	12,705,696
$12,864,593

Subsequent to December 31, 2018, the Company paid the accrued interest of $158,897.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	CONVERTIBLE LOAN PAYABLE

On May 15, 2017, the Company, and its wholly owned subsidiary, Icagen-T, Inc. (“Icagen-T”), entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which (i) the Company issued to the Purchaser a three year Senior Secured Convertible Note (“Company Note”), which was to mature on May 15, 2020, and bore interest at the rate of 13% per annum (which interest rate could increase to 18% per annum upon the occurrence of an event of default, as defined in the Company Note), in the aggregate principal amount of $2,000,000 for cash proceeds of $1,920,000 after an original issue discount of 4% or $80,000, before deal related expenses; and (ii) Icagen-T issued to the Purchaser a three year Senior Secured Convertible Note (“Icagen-T Note”), which was to mature on May 15, 2020, and bore interest at the rate of 13% per annum, in the aggregate principal amount of $8,000,000 for cash proceeds of $7,680,000 after an original issue discount of 4% or $320,000, before transaction related expenses. The Company Note and the Icagen-T Note (collectively, the “Convertible Notes”) were each convertible into shares of common stock at a conversion price of $3.50 per share.

The Purchaser could elect to have the Company and/or Icagen-T redeem the Convertible Notes upon the occurrence of certain events, including upon a certain Events of Default (as defined in the Notes). The Convertible Notes contained customary Events of Default.

In addition, any time after issuance, so long as no Event of Default has occurred and/or is continuing, each of the Company and Icagen-T, had the right to redeem all or part of each Convertible Note then outstanding, with a minimum prepayment amount of $500,000, at any time upon five (5) business days’ notice to the Purchaser by paying an amount in cash equal to: a range between 101% and 103% of the Conversion Amount being redeemed if paid in full and if an Event of Default had occurred and is continuing the Purchaser had the right to require the Company to redeem the Conversion Amount for an amount of cash equal to a range between 116% and 118% of the Conversion Amount being redeemed. The “Conversion Amount” was defined as the sum of (a) the portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made, (b) all accrued and unpaid Interest with respect to such portion of such principal, (c) all accrued and unpaid late charges with respect to such portion of such principal and such Interest, if any, and (d) all other amounts due hereunder.

The Notes contained certain covenants, such as restrictions on the incurrence of indebtedness, the existence of liens, the payment of restricted payments, redemptions, the payment of cash dividends and the transfer of assets. If the Company failed to timely deliver the shares underlying the Notes, it would be subject to certain buy-in provisions.

In addition, pursuant to the Securities Purchase Agreement, the Company and Icagen-T had agreed to provide certain registration rights with respect to the Conversion Shares underlying the Icagen-T Note and, if Rule 144 under the Securities Act, is unavailable, for the Warrant Shares and Conversion Shares underlying the Company Note.

In addition, pursuant to the Convertible Notes, neither the Company nor Icagen-T could enter into or be party to a Fundamental Transaction (as defined in the Convertible Notes) unless (i) the Successor Entity (as defined in the Convertible Notes) assumed in writing all of the obligations of the Company, Icagen-T and each Subsidiary under the Convertible Notes and the other Transaction Documents (as defined in the Securities Purchase Agreement) pursuant to written agreements in form and substance reasonably satisfactory to the Purchaser and approved by the Purchaser prior to such Fundamental Transaction, including agreements to deliver to the Purchaser in exchange for the Convertible Note and securities of the Successor Entity evidenced by a written instrument substantially similar in form and substance to the Notes, including, without limitation, having principal amounts, interest rates and late charges equal to the payment rights and amounts, principal amounts then outstanding, the interest rates and late charges in the Notes as well as having the conversion rights, redemption rights, rankings, Events of Default the same as in the Notes and satisfactory to the Purchaser, and (ii) the Successor Entity was a trading issuer whose common stock was registered under Section 12 of the Securities Exchange Act of 1934, as amended, and was quoted and/or listed for trading on a Qualifying Market.

The Convertible Notes also contained certain anti-dilution provisions that applied in connection with any stock split, stock dividend, stock combination, recapitalization and, sales of securities below the conversion price of the Notes.

In addition, subject to limited exceptions, a holder of the Company Note and Icagen-T Note would not have the right to convert any portion of such note if such holder, together with its affiliates, would beneficially own in excess of the Beneficial Ownership Limitation. A holder of the Company Note and Icagen-T Note could adjust the Beneficial Ownership Limitation upon not less than 61 days’ prior notice to the Company, provided that such Beneficial Ownership Limitation could in no event exceed 9.99%.

The Company used the proceeds from the Company Note to repay the $1,500,000 aggregate principal amount of the 8% bridge notes issued in April 2017 and all accrued but unpaid interest thereon and to pay an amount of $500,000 owed by the Company pursuant to the terms of the Dentons settlement agreement, Icagen-T had been using the net proceeds from the purchase price paid to Icagen-T for its general corporate and working capital purposes; provided, however, neither the Company nor Icagen-T could use any of their respective net proceeds for (a) the repayment of any indebtedness other than Permitted Indebtedness (as defined in the Convertible Notes), (b) the redemption or repurchase of any securities of the Company, Icagen-T or their Subsidiaries, or (c) except for the payments pursuant to the Settlement Agreement, the settlement of any outstanding litigation; provided, further, Icagen-T would not use any of such proceeds in violation of its arrangements with Sanofi.

In connection with the Convertible Notes, the Company issued a warrant (the “Purchaser Warrant”) to purchase up to 857,143 shares of common stock at an exercise price of $3.50 per share, subject to applicable adjustments. The Purchaser Warrant expires on May 15, 2022.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	CONVERTIBLE LOAN PAYABLE (continued)

In addition, subject to limited exceptions, a holder of the Purchaser Warrant would not have the right to exercise any portion of the Purchaser Warrant if such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to its conversion (the “Beneficial Ownership Limitation”). A holder of the Purchaser Warrant could adjust the Beneficial Ownership Limitation upon not less than 61 days’ prior notice to the Company, provided that such Beneficial Ownership Limitation in no event could exceed 9.99%.

The Purchaser Warrant also contained certain anti-dilution provisions that applied in connection with any stock split, stock dividend, stock combination, recapitalization and, issuances of securities at prices below the conversion price or similar transactions.

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

In addition, the Company and Icagen-T entered into a Subordinated Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement with the trustee named therein and the Purchaser as beneficiary, securing all of Icagen-T’s obligations to the Purchaser by a senior priority security interest in the Property/Facilities, which was subordinated only to a Deed of Trust entered into with Sanofi.

Upon an Event of Default, the Purchaser could, among other things, collect or take possession of the Company collateral or Icagen-T collateral, as the case may be, proceed with the foreclosure of the security interest in the collateral or sell, lease or dispose of the collateral. Each of the Subsidiaries had also guaranteed all of the Company’s obligations under the Company Note pursuant to the terms of the Company Guaranty and the Icagen-T Guaranty.

The transactions contemplated by the Securities Purchase Agreement closed and funded on May 15, 2017.

On August 31, 2018 the Company raised an aggregate of $15,250,000 in principal amount of term loans from a third party institutional investor (note 15 above) and exercised its right to redeem the convertible notes in the principal amount of $10,000,000 that had been issued in May 2017 by the payment of the aggregate principal outstanding amount of $10,000,000, plus accrued interest thereon of $108,333 and an early redemption cash payment of $200,000. The Company recorded a net gain on extinguishment of $495,783 of convertible debt, related accrued interest, derivative liability, unamortized discount and early redemption cash payment during the year ended December 31, 2018.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	CONVERTIBLE LOAN PAYABLE (continued)

The movement on convertible debt is as follows:

	December 31, 2018	December 31, 2017

Convertible debt
Opening balance	$10,108,333	$-
Convertible debt issued	-	10,000,000
Interest accrued	866,667	812,500
Early settlement penalty	200,000	-
Repayments	(11,175,000)	(704,167)
Closing balance	-	10,108,333

Debt discount
Opening balance	(4,138,206)	-
Original issue discount	-	(400,000)
Fair value of warrants and beneficial conversion feature of notes	-	(4,518,277)
Amortization of debt discount	950,163	780,071
Release of debt discount on extinguishment of convertible debt	3,188,043	-
Closing balance	-	(4,138,206)

Convertible debt, net	$-	$5,970,127

Disclosed as follows:
Short-term portion	-	-
Accrued interest	-	108,333
Long-term portion	-	5,861,794
Convertible debt, net	$-	$5,970,127

17.	DERIVATIVE LIABILITY

The Convertible Notes, together with the Purchaser Warrants issued to the note holders, disclosed in note 16 above, had variable priced conversion rights which could adjust whenever new securities were issued at prices lower than the current conversion and exercise price of the Convertible Notes and Purchaser Warrants issued to note holders. This gave rise to a derivative financial liability, which was initially valued upon the issue of the Convertible Notes and Purchaser Warrants using a Black-Scholes valuation model. The Beneficial conversion feature of the Convertible Notes was valued at $3,069,649 and the Purchaser Warrants issued in connection with the Convertible Notes were valued at $1,448,629.

Between April 2018 and August 2018 the Company closed four tranches of the Series C Preferred units, discussed in note 18 below. Each Preferred Series C unit includes warrants exercisable over 28,571 shares of common stock at an initial exercise price of $3.50 per share subject to anti-dilution pricing adjustments. The anti-dilution pricing adjustments give rise to a derivative financial liability which was initially valued using a Black Scholes valuation model at $1,858,663.

On August 31, 2018, in connection with the entry into the Credit Agreements described in note 15 above, the Company issued to Perceptive, or its registered assigns, a warrant to purchase 723,550 shares of the Company’s common stock, par value $0.001 per share. The warrant is exercisable for a period of seven years from August 31, 2018 and the per-share exercise price is $3.50, subject to certain adjustments as specified in the warrant (the “Exercise Price”). Upon any exercise of the Warrant, the Exercise Price is payable in cash or, at the holder’s option, by withholding a number of shares of Common Stock then issuable upon exercise of the Warrant with an aggregate fair market value equal to the aggregate Exercise Price. The Warrant also contains customary anti-dilution adjustments and price protection. The pricing adjustments stipulated in the warrant give rise to a derivative liability which was initially valued using a Black Scholes valuation model at $1,746,065.

The value of the derivative liability is re-assessed periodically and a mark-to-market adjustment, if applicable will be recorded in the statement of operations. The value of the derivative liability was re-assessed on December 31, 2018 and a mark-to-market adjustment of $1,295,732 was debited to the statement of operations for the year ended December 31, 2018.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	DERIVATIVE LIABILITY (continued)

The following assumptions were used in the Black-Scholes valuation model.

Year ended December 31, 2018

Calculated stock price	$3.50
Risk free interest rate	2.39 to 3.01%
Valuation period	1.7 to 7 years
expected volatility of underlying stock	44.6 to 74.9%
Expected dividend rate	0%

The movements in the derivative financial liability is measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Opening balance	$4,168,964	$-
Derivative liability on conversion option of convertible debt and warrants issued to note holders	-	4,518,277
Derivative liability on warrants issued to term loan note holders and series C preferred stock holders	3,604,728	-
Extinguishment of derivative liability on convertible debt	(3,890,826)	-
Mark-to-market adjustment	1,295,732	(349,313)
Closing balance	$5,178,598	$4,168,964

18.	PREFERRED STOCK

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.001 par value each of which 400,000 are designated as Series A 8% convertible redeemable preferred shares of $0.001 each, 3,000,000 are designated as Series B convertible preferred shares of $0.001 each, and 1,142,856 are designated as Series C convertible redeemable preferred shares of $0.001 each with the remaining 5,457,144 preferred shares remaining undesignated.

Series A 8% convertible, redeemable preferred stock (“Series A Stock”)

Series A Stock consists of 400,000 designated shares of $0.001 par value each, 0 shares issued and outstanding as of December 31, 2018 and 2017.

Series B convertible preferred stock (“Series B Stock”)

Series B Stock consists of 3,000,000 designated shares of $0.001 each, 0 shares outstanding as of December 31, 2018 and 2017.

Series C convertible, redeemable preferred stock (“Series C Stock”)

Series C Stock consists of 1,142,856 authorized shares of $0.001 each, of which 799,989 and 0 shares are issued and outstanding as of December 31, 2018 and 2017, respectively.

On April 3, 2018, the Company filed the Certificate of Designation with the Secretary of State of the State of Delaware establishing the Series C Stock which entitles each holder of Series C Stock to a cumulative dividend at the rate of 12.0% per annum, payable quarterly in arrears.

The Company has offered on a best efforts basis up to a maximum of forty (40) units and a minimum of ten (10) units, at a purchase price of $100,000 per unit (“Series C Unit”), each unit consisting of 28,571 shares of Series C Stock, par value $0.001 per share and a seven year Warrant to acquire 28,571 shares of the Company’s common stock, par value, $0.001 per share, at an exercise price of $3.50 per share.

On April 4, 2018, the Company closed on its first tranche of 20 Series C Units for gross proceeds of $2,000,000 with a trust of which a member of its Board of Directors is a trustee.

On May 30, 2018, the Company closed on its second tranche of 1 Series C Stock Unit for gross proceeds of $100,000 with a member of its Board of Directors.

On July 13, 2018, the Company closed on its third tranche of 4 Series C Stock Units for gross proceeds of $400,000 with a trust of which a member of its Board of Directors is a trustee.

On August 27, 2018, the Company closed on its fourth tranche of 3 Series C Stock Units for gross proceeds of $300,000 with a member of its Board of Directors and a related party.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.	PREFERRED STOCK (continued)

Series C convertible, redeemable preferred stock (“Series C Stock”) (continued)

The Series C Stock ranks senior to the shares of the Company’s common stock, and any other class or series of stock issued by the Company with respect to dividend rights, redemption rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of its affairs. Holders of Series C Stock are entitled to a cumulative dividend at the rate of 12.0% per annum, as set forth in the Certificate of Designation of Series C Stock. The Series C Stock is convertible at the option of the holders at any time into such number of shares of common stock as shall be equal to the gross proceeds received on the issuance of the Series C Stock plus any accrued and unpaid dividends on such share of Series C Stock (the “Accreted Value”) divided by the conversion price, which initially is $3.50 per share, subject to certain customary anti-dilution adjustments. In addition, the Series C Stock automatically converts into shares of the Company’s common stock based upon the then effective conversion price upon the (i) closing of a sale of shares of common stock to the public in a Qualifying Public Offering (as defined below) or a reverse merger into a publicly reporting company that has its common stock listed or quoted and traded on a Trading Market (as such term is defined in the Certificate of Designation) or (ii) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least seventy-five percent (75%) of the outstanding shares of Series C Stock (the “Requisite Holders”) (the time of such closing or the date and time specified of the event specified in such vote or written consent is referred to herein as the “Mandatory Conversion Date”).  A “Qualifying Public Offering” is defined as the first firm commitment underwritten public offering by the Company on or following the initial issuance date of the Series C Stock in which shares of common stock are sold for its account solely for cash to the public resulting in proceeds to it and/or its subsidiary, Icagen-T, Inc. of no less than $8,000,000 (after deduction only of underwriter discounts and commissions) and where the shares of common stock registered under the Securities Act of 1933, as amended, and sold in such public offering are simultaneously listed and commence trading on a Trading Market (as such term is defined in the Certificate of Designation)

In the event of any liquidation, dissolution or winding-up of the Company, holders of the Series C Stock shall be entitled to a preference on liquidation equal to $5.25 per share of Series C Stock plus all accrued and unpaid dividends.

Each holder of Series C Stock shall have the right to cast the number of votes equal to three times the number of shares into which the Series C Stock is convertible and the Series C holders as a group, shall have the right to elect one director on the Company’s Board of Directors. The Company cannot take the following actions without the approval of the Requisite Holders and the consent of its Board of Directors, including the Series C Stock director: (i) liquidate, dissolve or wind up its business, (ii) amend its Certificate of Incorporation or Bylaws, (iii) create any new class of stock unless it ranks junior to the Series C Stock with respect to dividends and liquidation, (iv) amend or alter any class of stock pari passu with the Series C Stock to make it senior with respect to dividends and liquidation, (v) purchase or redeem any other shares of its stock, or (vi) increase the size of its Board of Directors.

Upon the occurrence of a Cash Liquidity Event, the holders of the Series C Stock can require the Company to redeem their shares of Series C Stock for a price per share equal to $5.25 subject to adjustments. In addition, the Company has the right to redeem the shares at any time for a price per share equal to $5.25 subject to adjustments. A “Cash Liquidity Event” is defined as the closing of any sale, lease or licensing transaction relating to a single asset or multiple assets other than in the ordinary course of the Company’s business, including, but not limited to a sale of a building, sale of biological assets or other upfront payments, resulting in aggregate gross proceeds received by the Company at closing or closings in a transaction or transactions during any twelve (12) month period in excess of $40,000,000.

During the year ended December 31, 2018, the Company has accrued dividends of $224,778 on Series C Stock.

19.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 6,720,107 shares issued and 6,393,107 shares outstanding as of December 31, 2018 and 2017.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	WARRANTS

As part of the Series C Units, the Company issued Warrants to the Purchaser at an initial exercise price of $3.50 per share (subject to applicable adjustments, each unit consisting of 28,571 shares of Series C Stock and warrants exercisable over 28,571 shares of common stock. The Warrant expires seven years after the issuance date.

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

Between April 2018 and August 2018, the Company closed on four tranches of 28 Series C Units for gross proceeds of $2,800,000, resulting in warrants exercisable over 799,989 shares of common stock at an initial exercise price of $3.50 per share. These warrants were initially valued at $1,858,663 using a Black Scholes pricing model.

In terms of the Company’s bridge note offering on August 13, 2018, the Company closed the first tranche of its note and warrant offering of an aggregate of fifty (50) units, at a purchase price of $10,000 per unit, each unit including a five year warrant to purchase 1,500 shares of common stock of the Company at an exercise price of $3.50 per share, resulting in warrants exercisable over 75,000 shares of common stock being issued. The Warrants also contains certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transaction. These warrants were valued at $116,485 using a Black Scholes pricing model.

In connection with the entry of the Credit Agreements, on August 31, 2018, the Company issued a warrant to purchase 723,550 shares of the Company’s common stock. The warrant is exercisable for a period of seven years at an exercise price of $3.50 per share, subject to certain adjustments as specified in the Warrant. Upon any exercise of the Warrant, the Exercise Price is payable in cash or, at the warrant holders option, by withholding a number of shares of Common Stock then issuable upon exercise of the Warrant with an aggregate fair market value equal to the aggregate Exercise Price. The Warrant also contains customary anti-dilution adjustments and price protection. These warrants were valued at $1,746,065 using a Black Scholes pricing model.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.	WARRANTS (continued)

The fair value of warrants issued were valued using the Black-Scholes pricing model and the following weighted average assumptions were used:

Year ended December 31, 2018

Calculated stock price	$3.50
Risk free interest rate	2.46 to 3.01%
Expected life of warrants (years)	5 - 7
expected volatility of underlying stock	71.1 to 73.7%
Expected dividend rate	0%

A summary of the Company’s warrant activity during the period January 1, 2017 to December 31, 2018 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2017	2,147,641	$3.50 to $11.40	$3.57
Granted	1,107,143	3.50	3.50
Forfeited/cancelled	(75,000)	4.20	4.20
Exercised	-	-	-
Outstanding December 31, 2017	3,179,784	$3.50 to $4.20	3.50
Granted	1,598,539	3.50	3.50
Forfeited/cancelled	(75,000)	4.20	4.20
Exercised	-	-	-
Outstanding December 31, 2018	4,703,323	$3.50 to $3.85	$3.51

The following table summarizes warrants outstanding and exercisable as of December 31, 2018:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price

$3.50	4,559,922	3.58		4,559,922
$3.85	143,401	1.50		143,401
	4,703,323	3.52	$3.51	4,703,323	$3.51

The Warrants outstanding at December 31, 2018 have an intrinsic value of $0.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21.	STOCK OPTIONS

In October 2005, the Company’s Board of Directors adopted the Caldera Pharmaceuticals, Inc. 2005 Stock Option Plan (the “Plan”), which permitted awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non- employees such as directors and consultants. The Board had set aside 1,500,000 shares of common stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of up to two years, and expire 1 year to 10 years from the grant date. In terms of the Plan agreement, the plan expired during October 2015, ten years after its adoption, therefore there are no further options available under this plan for future grants.

On December 9, 2015, the Board of directors approved the 2015 Stock Incentive Plan which was approved by our stockholders exercising approximately 50.2% of our voting power. The plan became effective on March 26, 2016, 20 days following the mailing of an information statement to our stockholders.

The 2015 Stock Incentive Plan (“the 2015 Plan”) provides the directors, officers, employees and consultants of the Company with appropriate incentives and rewards to encourage them to enter into and continue in the employ or service of the Company, to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individuals in fulfilling long-term corporate objectives. The Board initially set aside 800,000 shares of common stock for issuance upon exercise of grants made under the Plan and increased the number of shares available under the plan by a further 800,000 shares of common stock during 2016 to a total of 1,600,000 shares of common stock. Options granted under the Plan vest either immediately or over a period of time, determined at the grant date and will expire over a period of time, determined at the grant date.

Options exercisable for 113,946 and 33,332 shares of common stock for the years ended December 31, 2018 and 2017 were cancelled during the year.

The options exercisable over 113,946 shares were related to employees who were severed during the previous and current fiscal years, that were either vested and expired during the current period or were unvested at the severance date, all of these options related to the 2015 option plan and were returned and were available for reissuance. The options exercisable over 33,332 shares of common stock in the prior fiscal year, related to an employee who had been severed and were not vested yet, these options were returned and were available for reissuance under the 2015 stock option plan.

On November 14, 2018, the Company granted ten-year options to purchase an aggregate of 225,000 shares of common stock at an exercise price of $3.50 per share to non-employee directors of the Company, a further grant of ten year options to purchase 755,000 shares of common stock exercisable at $3.50 per share were granted to executive officers of the Company and a further grant of ten year options to purchase 25,000 shares of common stock exercisable at $3.50 per share was granted to outside counsel.

The fair value of options issued were valued using the Black-Scholes pricing model and the following weighted average assumptions were used:

Year ended December 31, 2018

Calculated stock price	$3.50
Risk free interest rate	2.92%
Expected life of warrants (years)	10
expected volatility of underlying stock	74.9%
Expected dividend rate	0%

The volatility of the common stock is estimated using historical data of companies similar in size and in the same industry as the Company. The risk-free interest rate used in the Black-Scholes pricing model is determined by reference to historical U.S. Treasury constant maturity rates with maturities approximate to the life of the options granted. An expected dividend yield of zero is used in the valuation model, because the Company does not expect to pay any cash dividends in the foreseeable future. As of December 31, 2018, the Company does not anticipate any awards will be forfeited in the valuation of the options.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21.	STOCK OPTIONS (continued)

A summary of all of our option activity during the period January 1, 2017 to December 31, 2018 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2017	1,333,291	$0.40 to $11.42	$3.59
Granted	120,000	3.50	3.50
Forfeited/cancelled	(33,332)	3.50	3.50
Exercised	-	-	-
Outstanding December 31, 2017	1,419,959	$0.40 to $11.42	3.59
Granted	1,005,000	3.50	3.50
Forfeited/cancelled	(113,946)	3.50	3.50
Exercised	-	-	-
Outstanding December 31, 2018	2,311,013	$0.40 to $11.42	$3.55

The following tables summarize information about stock options outstanding as of December 31, 2018:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.40	15,000	3.33		15,000
$3.00	312,500	4.20		312,500
$3.50	1,830,222	8.59		954,481
$4.00	8,791	1.03		8,791
$5.00	128,500	1.98		128,500
$11.42	16,000	2.67		16,000

	2,311,013	7.52	$3.55	1,435,272	$3.58

The weighted-average grant-date fair values of options granted during the year ended December 31, 2018 was $2,801,944 ($2.79 per share) and for the year ended December 31, 2017 was $323,161 ($2.69 per share). As of December 31, 2018, there were unvested options to purchase 875,741 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $2,266,409 which is expected to be recognized over a period of 35 months.

Stock option-based compensation expense totaled $1,515,824 and $645,756 for the years ended December 31, 2018 and 2017, respectively.

Stock options outstanding as of December 31, 2018 as disclosed in the above table, have an intrinsic value of $202,750.

22.	OTHER INCOME

Other income consists of the following:

	Year ended	Year ended
	December 31,	December 31,
	2018	2017

Reversal of deferred purchase consideration	$-	$500,000
Other	15,779	2,494
	$15,779	$502,494

The $500,000 deferred purchase consideration due on July 1, 2017, was not earned by Pfizer due to Pfizer not meeting its $4,000,000 revenue target. This liability of $500,000 was reversed as other income during the Year ended December 31, 2017.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.	GAIN ON EXTINGUISHMENT OF DEBT

Gain on extinguishment of debt consists of the following:

	Year ended	Year ended
	December 31,	December 31,
	2018	2017

Unamortized debt discount on convertible debt	$(3,188,043)	$-
Expenses directly related to debt extinguishment	(207,000)	-
Derivative liability related to convertible debt on extinguishment date	3,890,826	-
	$495,783	$-

The gain on extinguishment included the unamortized debt discount, the fair value of derivative liabilities related to the convertible debt and expenses directly related to the extinguishment of the convertible note.

24.	OTHER EXPENSE

Other expense consists of the following:

	Year ended	Year ended
	December 31,	December 31,
	2018	2017

Severance expenses	$(572,524)	$(262,966)
Legal settlement expenses	10,000	-
	$(562,524)	$(262,966)

The Company has restructured its management team and streamlined operations at its Tucson site, thereby reducing head count by a total of 9 people. The Company provided severance packages to these employees based on written agreements entered into. The severance expenses were paid over a five month period.

25.	INTEREST EXPENSE

Interest expense consists of the following:

	Year ended December 31, 2018	Year ended December 31, 2017

Imputed interest	$(299,075)	$(308,252)
Debt discount	(1,229,994)	(1,110,424)
Interest expense	(1,660,722)	(859,760)
Other	(939)	(3,610)
	$(3,190,730)	$(2,282,046)

26.	NET LOSS PER COMMON SHARE

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

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

26.	NET LOSS PER COMMON SHARE (continued)

For the year ended December 31, 2018 and 2017, the following options, warrants and convertible loans were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

	Year ended December 31, 2018	Year ended December 31, 2017

Stock options	2,311,013	1,419,959
Warrants	4,703,323	3,179,784
Convertible securities	799,989	2,857,143
	7,814,325	7,456,886

27.	RELATED PARTY TRANSACTIONS

Timothy Tyson

On March 15, 2017, the Company issued Mr. Tyson ten-year options exercisable for 10,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

On April 13, 2017, the Company entered into a Securities Purchase Agreement and issued a secured 8% Bridge Note for $500,000 to Mr. Tyson in consideration of $500,000. The Bridge Note matured 30 days from the date of issuance and was repaid in full, together with accrued interest thereon during May 2017.

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

On August 13, 2018, the Company entered into a Securities Purchase Agreement whereby Mr. Tyson acquired thirty (30) bridge note units of $10,000 each for gross proceeds of $300,000, each unit consisting of a 10% Subordinated Promissory Note in the principal amount of $10,000 due on the earlier of: (x) the date that is twelve (12) months after its issue date or (y) the Company’s receipt of the proceeds of funding from its next collaboration/partnership and (ii) a five year warrant to purchase 45,000 shares of common stock of the Company at an exercise price of $3.50 per share.

On November 14, 2018, the Company issued Mr. Tyson, for his service as chairman of the board, ten year options exercisable over 100,000 shares of common stock at an exercise price of $3.50 per share. These options vested immediately. In addition to this, the company issued Mr. Tyson ten year options exercisable over 25,000 shares of common stock at an exercise price of $3.50 per share, 12,500 of these options vested immediately and the remaining 12,500 vest on November 14, 2019.

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

On August 13, 2018, the Company entered into a Securities Purchase Agreement whereby Mr. Kabatznik acquired fifteen (15) bridge note units of $10,000 each for gross proceeds of $150,000, each unit consisting of a 10% Subordinated Promissory Note in the principal amount of $10,000 due on the earlier of: (x) the date that is twelve (12) months after its issue date or (y) the Company’s receipt of the proceeds of funding from its next collaboration/partnership and (ii) a five year warrant to purchase 22,500 shares of common stock of the Company at an exercise price of $3.50 per share. The bridge note together with interest thereon of $5,753 was repaid on December 28, 2018.

On November 14, 2018, the Company issued Mr. Kabatznik ten year options exercisable over 25,000 shares of common stock at an exercise price of $3.50 per share. Options exercisable over 12,500 shares of common stock vested immediately and the remaining 12,500 vest on November 14, 2019.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27.	RELATED PARTY TRANSACTIONS (continued)

Michael Taglich

On March 15, 2017, the Company issued Mr. Taglich ten-year options exercisable for 10,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

On April 12, 2017, the Company entered into a Securities Purchase Agreement and issued a secured 8% Bridge Note for $500,000 to Mr. Taglich in consideration of $500,000. The Bridge Note matured 30 days from the date of issuance and was repaid in full, together with accrued interest thereon during May 2017.

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

On August 13, 2018, the Company entered into a Securities Purchase Agreement whereby Mr. Taglich acquired two and a half (2.5) bridge note units of $10,000 each for gross proceeds of $25,000, each unit consisting of a 10% Subordinated Promissory Note in the principal amount of $10,000 due on the earlier of: (x) the date that is twelve (12) months after its issue date or (y) the Company’s receipt of the proceeds of funding from its next collaboration/partnership and (ii) a five year warrant to purchase 3,750 shares of common stock of the Company at an exercise price of $3.50 per share. The bridge note together with interest thereon of $932 was repaid on December 28, 2018.

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

On November 14, 2018, the Company issued Mr. Taglich ten year options exercisable over 25,000 shares of common stock at an exercise price of $3.50 per share. Options exercisable over 12,500 shares of common stock vested immediately and the remaining 12,500 vest on November 14, 2019.

Vincent Palmieri

On March 15, 2017, the Company issued Mr. Palmieri ten-year options exercisable for 10,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

As an employee of Taglich Brothers Inc., Mr. Palmieri was issued 2017 Placement Agent Warrants to purchase 6,000 shares of common stock.

On November 14, 2018, the Company issued Mr. Palmieri ten year options exercisable over 25,000 shares of common stock at an exercise price of $3.50 per share. Options exercisable over 12,500 shares of common stock vested immediately and the remaining 12,500 vest on November 14, 2019.

Edward Roffman

On March 15, 2017, the Company issued Mr. Roffman ten-year options exercisable for 10,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

On November 14, 2018, the Company issued Mr. Roffman ten year options exercisable over 25,000 shares of common stock at an exercise price of $3.50 per share. Options exercisable over 12,500 shares of common stock vested immediately and the remaining 12,500 vest on November 14, 2019.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27.	RELATED PARTY TRANSACTIONS (continued)

Richard Cunningham

On March 15, 2017, the Company issued Mr. Cunningham ten-year options exercisable for 20,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

On November 14, 2018, the Company issued Mr. Cunningham ten year options exercisable over 535,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

On November 20, 2018, the Company approved an amendment to the Company’s employment agreement with Mr. Cunningham, increasing his annual salary to Three Hundred Seventy Five Thousand Dollars ($375,000).

Dr. Douglas Krafte

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

On November 14, 2018, the Company issued Dr. Krafte ten year options exercisable over 120,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

On November 20, 2018, the Company approved an amendment to the Company’s employment agreement with Dr. Krafte, increasing his annual salary to Two Hundred Ninety Five Thousand Dollars ($295,000) and increasing his target bonus to up to 50% of his base salary.

Mark Korb

The Company incurred an expense of $180,000 for services provided by First South Africa Management for provision of CFO services by Mr. Korb and $42,000 for bookkeeping services for the year ended December 31, 2018 and 2017. As of December 31, 2018, the Company owed First South Africa Management $23,500.

On November 14, 2018, the Company issued Mr. Korb ten year options exercisable over 100,000 shares of common stock at an exercise price of $3.50 per share. These options vested immediately.

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

On August 13, 2018, the Company entered into a Securities Purchase Agreement whereby Mr. Taglich acquired two and a half (2.5) bridge note units of $10,000 each for gross proceeds of $25,000, each unit consisting of a 10% Subordinated Promissory Note in the principal amount of $10,000 due on the earlier of: (x) the date that is twelve (12) months after its issue date or (y) the Company’s receipt of the proceeds of funding from its next collaboration/partnership and (ii) a five year warrant to purchase 3,750 shares of common stock of the Company at an exercise price of $3.50 per share. The bridge note together with interest thereon of $932 was repaid on December 28, 2018.

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

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

27.	RELATED PARTY TRANSACTIONS (continued)

Benjamin Warner

On July 7, 2017, the Employment Agreement between Dr. Benjamin Warner and the Company, dated March 15, 2013, as amended (the “Employment Agreement”) was terminated. In addition, on July 7, 2017, Dr. Benjamin Warner resigned from the Board of Directors of the Company and from all other positions with the Company. In connection with his resignation, the Company executed certain release agreements (the “Release Agreements”) with Dr. Warner. Pursuant to the Release Agreements, Dr. Warner’s Employment Agreement was terminated by mutual agreement, Dr. Warner and the Company exchanged mutual releases and the Company paid all amounts due to Dr. Warner under the Employment Agreement, through the end of March 2018.

28.	OPERATING LEASES

The Company entered into an asset purchase agreement with Pfizer Research (NC), whereby certain assets were acquired from Icagen, Inc., the agreement included the sub-letting of premises located at Research Triangle Park, Durham, North Carolina. The lease terminates on April 30, 2019. The rental expense for the year ended December 31, 2018 amounted to $200,404.

On November 12, 2018, the Company entered into a License Agreement with Damima Ridgefield Associates, LLC, whereby it has access to an office located in Ridgefield, Connecticut for a period of one year for an annual license fee of $12,000. On November 28, 2018, the License Agreement was amended for a larger office for an annual license fee of $15,600. The license expense for the year ended December 31, 2018 amounted to $2,300.

Future annual minimum payments required under operating lease obligations as of December 31, 2018, are as follows:

Amount
2019	$81,250

29.	COMMITMENTS AND CONTINGENCIES

As a result of the agreements that the Company entered into with Pfizer Research (NC), the Company is obligated to; (i) make additional payments in terms of the Asset Purchase and Collaboration Agreement that it entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter is being deferred and paid as one lump sum with the payment being made the quarter ended March 31, 2019, bearing interest at 12.5% per annum, which interest is payable quarterly; (ii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer Research (NC) for the period July l, 2015 to April 30, 2019 with annual escalations of 3.5%, estimated to be $66,950.

On June 19, 2017, the Company entered into a four-year employment agreement with Douglas Krafte, Ph.D., pursuant to which Dr. Krafte is entitled to an annual base salary of $285,000 and will be eligible for annual discretionary performance bonus payments of up to 35% of his base salary payable in cash, which bonus, if any, will be awarded in the sole and absolute discretion of the Company’s board of directors and the compensation committee of the board of directors. Dr. Krafte continues to be engaged as the Company’s Chief Scientific Officer. On November 20, 2018, the Company approved an amendment to the Company’s employment agreement with Dr. Krafte, increasing his annual salary to Two Hundred Ninety Five Thousand Dollars ($295,000) and increasing his target bonus to up to 50% of his base salary.

ICAGEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

29.	COMMITMENTS AND CONTINGENCIES (continued)

On November 20, 2018, the Company approved an amendment to the Company’s employment agreement with Mr. Cunningham, increasing his annual salary to Three Hundred Seventy Five Thousand Dollars ($375,000). Mr Cunningham continues to be the Company’s Chief Executive Officer.

On August 31, 2018, the Company, and its wholly owned subsidiary, Icagen-T, entered into a Credit Agreement an institutional investor (the “Purchaser”), pursuant to which the Purchaser advanced to the Company and Icagen-T, Inc., the aggregate principal sum of $15,250,000 pursuant to four year senior secured term loans, maturing on August 31, 2022, bearing interest at the rate of one month Libor plus 9.75%, with a minimum rate of 12% per annum (the “Term Loans”). The Term Loans amortize commencing on the last day of each month after August 31, 2020 at an amount equal to $152,500 (1.0% of the aggregate principal amount of $15,250,000).

30.	LITIGATION

The Company has settled all litigation matters that it is aware of. There are no further litigation or potential litigation matters that the Company is aware of.

31.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and the Company’s Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that due to a lack of segregation of duties that the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (“COSO”). The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO or to maintain all reference material required to ensure Company personnel are properly advised or trained to operate the control system. Based on the assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was ineffective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Below is certain information regarding our current directors and executive officers.

Name	Age	Position
Richard Cunningham	48	President and Chief Executive Officer
Douglas Krafte	61	Chief Scientific Officer
Mark Korb	51	Chief Financial Officer
Timothy C. Tyson	66	Director, Non-Executive Chairman of the Board, Member of the Compensation Committee, Member of the Nominating Committee
Clive Kabatznik	62	Director, Member of Audit Committee
Vincent Palmieri	47	Director, Chairman of the Compensation Committee, Member of Audit Committee
Edward Roffman	69	Director, Chairman of the Audit Committee
Michael Taglich	53	Director, Chairman of the Nominating Committee

Richard Cunningham, President and Chief Executive Officer

Mr. Cunningham became our President and Chief Executive Officer on November 24, 2014. He brings over 20 years of leadership experience in the healthcare and biopharmaceutical industry with Premier Inc., Valeant Pharmaceuticals and Boehringer Ingelheim. After joining Icagen in late November of 2014, Mr. Cunningham has led the company through two transformational acquisitions from Pfizer (Icagen in North Carolina in July 2015) and Sanofi (Arizona Site in July 2016); taking the company from a single technology in XRpro to a research team with leading expertise in early drug discovery focused on generating lead candidates for the pharmaceutical industry.

His experience includes a broad array of roles and responsibilities including mergers & acquisitions, business development, strategy development, product launch, contracting, managed care, and sales & marketing. Mr. Cunningham has led the commercialization and launch of multiple products in the Infectious Disease, Dermatology, Oncology, Cardiovascular, Respiratory and Diabetes markets. In addition to establishing his healthcare career and in parallel, Richie also excelled as a professional athlete in the NFL holding All-Pro honors for the Dallas Cowboys, then later the Carolina Panthers and Jacksonville Jaguars. His career in the NFL spanned from 1994 until his retirement in 2002.

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

Timothy C. Tyson, Director and Non-Executive Chairman of the Board

Mr. Tyson has served as our Non-Executive Chairman of the Board since April 1, 2014 and has been a director since October 1, 2012. Mr. Tyson previously served as the Chairman of the Board of Directors of Aptuit LLC, a global, private equity owned, pharmaceutical services company, headquartered in Greenwich, CT from 2012 to 2015 and he served as the Chief Executive Officer of Aptuit LLC from 2008 until March 2012. From May 2015 to October 2018, Mr. Tyson also served as the CEO of Avara Pharmaceuticals Services, Inc., a company he co-founded in 2015 that is a CDMO serving the pharmaceutical industry. Mr. Tyson served as President and CEO of Valeant Pharmaceuticals International from 2003-2008. Prior to joining Valeant, Mr. Tyson ran multiple divisions for GlaxoSmithKline (“GSK”) and was a member of the Corporate Executive Team, reporting to the CEO. During his 14-year tenure at GSK, he was President, Global Manufacturing and Supply and ran Glaxo Dermatology and Cerenex Pharmaceuticals. Mr. Tyson was also responsible for managing all sales and marketing for GlaxoWellcome’s U.S. operations, where he launched 32 new products, eight of which reached sales of greater than $1 billion. From 1980-1988, Mr. Tyson held executive positions in technical operations and R & D, at Bristol-Myers. Prior to his tenure at Bristol-Myers, he was an operations manager for Procter & Gamble. Mr. Tyson is a 1974 graduate of the United States Military Academy at West Point. While on active duty at Ft. McClellan, AL, he earned a Masters of Public Administration, in 1976, and a Masters of Business Administration, in 1979, from Jacksonville State University. In 2002, Mr. Tyson received the Bicentennial Leadership Award from the United States Military Academy at West Point and was named 2007 Alumnus of the Year at Jacksonville State University. He was inducted into the Six Sigma Hall of Fame in 2011 and was honored in 2012 at West Point by the Thayer Hotel Room Dedication program. He was recognized as a President’s Club awardee for four years at GSK and his GSK organization was recognized as Marketer of the Year for two consecutive years by MedAdNews.

Mr. Tyson’s business experience in the pharmaceutical industry and his overall understanding of the industry in which we operate make him a desirable board candidate.

Clive Kabatznik, Director

Mr. Kabatznik currently serves as the President of First South Africa Management, a company that he founded that has been engaged in management consultancy services since January 1996. From 2017 to the present Mr. Kabatznik has been Chairman of the Board of Datos Health, Inc. a Software provider of digital medical products primarily in the sphere of remote patient monitoring.  From 2005 until the present, Mr. Kabatznik has served as a director of Strategy First, Inc.; a Montreal based digital publisher and distributor of video games. From 2009 until 2015, he was the operating manager of New Bedford Media LLC, a company he co-founded which focuses on the acquisition and operation of digital media companies. From 1995 until 2009, he served as Chief Executive Officer of Silverstar Holdings, a United States publicly listed company that he founded that was established to acquire, own and operate companies, with an emphasis on businesses which stand to benefit from new Internet and technology-based platforms. Prior to 1995, Mr. Kabatznik was engaged in investment banking.

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

Vincent Palmieri, Director

From 2006 to 2018, Mr. Palmieri, served as a Vice President of Taglich Brothers, Inc., specializing in sourcing, evaluating, and executing new investments as well as monitoring existing investments in small public and private companies. Mr. Palmieri received a Bachelor of Science in Accounting from the Pennsylvania State University and an MBA from the Stern School of Business at New York University.

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

Michael Taglich, Director

Mr. Taglich is Chairman of the Board and President of Taglich Brothers, Inc., a New York City based securities firm. From 1987 to 1992, Mr. Taglich served as a Vice President at Weatherly Securities. He brings a broad depth and breadth of capital and business background to our Board of Directors, with extensive experience in exit strategies. Mr. Taglich is also currently Chairman of the Board of Air Industries, Inc., a manufacturer of precision aerospace components. He also serves as a Director of Bridgeline Digital, Inc. Mr. Taglich holds a B.S. degree in General and International Business from New York University and holds Series 27 and Series 7 security licenses.

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

Audit Committee

The Audit Committee is comprised of Mr. Roffman, Mr. Palmieri and Mr. Kabatznik. The Audit Committee is responsible for recommending our independent public accounting firm and reviewing management’s actions in matters relating to audit functions. The Audit Committee reviews with our independent public accountants the scope and results of the audit engagement and the system of internal controls and procedures. The Audit Committee also reviews the effectiveness of procedures intended to prevent violations of laws. The Audit Committee also reviews, prior to publication, our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Our Board has determined that all Audit Committee members are independent under applicable SEC regulations. Our Board of Directors has determined that both Mr. Roffman and Mr. Kabatznik qualify as “audit committee financial experts” as that term is used in Section 407 of Regulation S-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2018.

Code of Ethics

We maintain a Code of Business Conduct and Ethics which is applicable to all of our directors, officers and employees. We will send a copy of the Code of Code of Business Conduct and Ethics, free of charge, upon our receipt of a written request therefor addressed to us at 4222 Emperor Blvd, Suite 350, Durham, North Carolina 27703, Attention: Richard Cunningham.

Risk Oversight

Our board of directors monitors our exposure to a variety of risks through our Audit Committee. Our Audit Committee charter gives the Audit Committee responsibilities and duties that include discussing with management, the internal audit department and the independent auditors our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded, earned or paid for services rendered by our principal executive officer, principal financial officer and each executive officer whose compensation exceeded $100,000 during each of the fiscal years ended December 31, 2018 and 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard Cunningham,	2018	324,375	-	1,491,582	-	-	19,451	1,835,408
President and Chief Executive Officer (1)(2)	2017	305,625	260,000	53,860	-	-	20,693	640,178

Douglas Krafte,	2018	286,251	-	334,560	-	-	32,231	653,042
Chief Scientific Officer (3)(4)	2017	278,537	63,854	-	-	-	41,506	383,897

Mark Korb,	2018	-	-	278,800	-	-	-	278,800
Chief Financial Officer (5(6))	2017	-	-	-	-	-	-	-

(1)	All other compensation for Mr. Cunningham includes $17,788 (2017 - $19,105) for Company contributed health care and $1,085 (2017 - $1,588) for life, and disability benefits.
(2)	Mr. Cunningham was awarded 535,000 options on November 14, 2018 which vest equally over a period of 36 months commencing November 14, 2018 and 20,000 options on March 15, 2017 which vest equally over a period of 36 months commencing on March 15, 2017. These options were valued using the Black-Scholes option pricing model.
(3)

All other compensation for Douglas Krafte includes $17,687 (2017 - $27,383) for company contributed health care; $12,882

(2017 - $12,534) for company contributions to his 401(k) plan and $827 (2017 - $1,588) for life and disability benefits.

(4)	Dr. Krafte was awarded 120,000 common stock options on November 14, 2018 which vest equally over a period of 36 months. The options were valued using a Black-Scholes valuation model.
(5)	Mr. Korb is not compensated directly for his services as our CFO, however he is compensated by First South Africa Management (“FSAM”). Clive Kabatznik, one of our directors, is the managing member of FSAM, which has a consulting agreement with the Company, for a fee of $18,500 per month for CFO services and a further $5,000 per month for bookkeeping services and operates on a month to month basis.
(6)	Mr. Korb was awarded 100,000 options on November 14, 2018 which vested immediately. These options were valued using the Black-Scholes option pricing model.

Outstanding Equity Awards at Fiscal Year End (December 31, 2018)

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2018:

	OPTION AWARDS					STOCK AWARDS
	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options	Option exercise price	Option expiry	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)

Richard Cunningham(1)	250,000	-	-	3.50	1/7/2025	-	-	-	-
	11,667	8,333	-	3.50	3/14/2027	-	-	-	-
	14,861	520,139	-	3.50	11/14/2028	-	-	-	-
Douglas Krafte(2)	87,500	12,500	-	3.50	5/18/2026	-	-	-	-
	3,333	16,667	-	3.50	11/14/2028	-	-	-	-
Mark Korb(3)	37,500	-	-	3.00	3/14/2023	-	-	-	-
	100,000	-	-	3.50	11/14/2028	-	-	-	-

(1)	Mr. Cunningham was awarded 250,000 options on January 7, 2015 all of which are vested. A further 20,000 options were awarded on March 15, 2017 which vest equally over a 36 month period. A further 535,000 options were awarded on November 14, 2018 which vest equally over a 36 month period.
(2)	Dr. Krafte was awarded 100,000 options on May 19, 2016 which vest as to 25,000 on May 19, 2016 and the remaining equally over a period of 36 months. A further 120,000 options were awarded on November 14, 2018 which vest equally over a 36 month period.
(3)	Mr. Korb was awarded 37,500 options on May 15, 2013 which are fully vested. A further 100,000 options were awarded on November 14, 2018, which vested immediately.

Employment Agreements

Richard Cunningham

During November 2014, Mr. Richard Cunningham was appointed CEO and President of the Company. Effective November 24, 2014, we entered into an employment agreement with Mr. Cunningham for him to serve as our Chief Executive Officer and President. The employment agreement was for a term of four years, which recently expired pursuant to which Mr. Cunningham was initially entitled to an annual base salary of $300,000, which was increased by 2.5% in March 2017 to $307,500 and further increased in November 2018 to $375,000 and was eligible for discretionary performance bonus payments of up to 100% of his base salary payable in cash. In addition, Mr. Cunningham was guaranteed a minimum bonus amount of $100,000 payable immediately after the first year of employment with the Company provided he remained employed by the Company on the one- year anniversary of his commencement of employment. The bonus was paid in 2015. Additionally, pursuant to the terms of his agreement, on January 7, 2015, Mr. Cunningham was granted options to purchase 250,000 shares of the Company’s common stock at an exercise price of $3.50 per share. These options are all vested. Upon a change of control, as defined in the Company’s existing stock option plan, all unvested options issued to the Mr. Cunningham shall become fully vested immediately upon the change of control. In March 2017, Mr. Cunningham was awarded a cash bonus equal to seventy percent of his base salary plus a ten year option to purchase twenty thousand shares of our common stock at an exercise price of $3.50 per share, vesting monthly on a pro-rata basis over three years. In November 2018, Mr. Cunningham was awarded a ten year option to purchase 535,000 shares of our common stock at an exercise price of $3.50 per share, vesting monthly on a pro-rata basis over three years.

The Employment Agreement also included confidentiality obligations and inventions assignments by Mr. Cunningham.

The employment agreement also provided that if Mr. Cunningham’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, bonus earned, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated at any time by us without Just Cause (as defined in the Employment Agreement) or by Mr. Cunningham for Good Reason (as defined in the Employment Agreement) then in addition to paying the Accrued Obligations; we will continue to pay the Executive his then-current base salary and continue to provide benefits to the Executive at least equal to those which he had at the time of termination for a period of nine months after termination. The right to receive any option which has not yet vested or been awarded shall terminate upon the termination of his employment for any reason. The period(s) to exercise the option following termination of employment, shall be according to our existing stock option plan and customary form of employee stock option agreement.

We are currently negotiating a new employment agreement with Mr. Cunningham.

Douglas Krafte

On June 19, 2017, we entered into a four-year employment agreement with Douglas Krafte, Ph.D. (the “Krafte Employment Agreement”), pursuant to which Dr. Krafte was initially entitled to an annual base salary of $285,000 and was increased to Two Hundred Ninety Five Thousand Dollars ($295,000) per year in November 2018. The agreement provided that Dr. Krafte initially was eligible for an annual discretionary performance bonus payments of up to 35% of his base salary payable in cash, which target bonus was increased to up to 50% of his base salary in November 2018, which bonus, if any, will be awarded in the sole and absolute discretion of our board of directors and the compensation committee of the board of directors.  Dr. Krafte continued to be engaged as our Chief Scientific Officer. In May 2016, Dr. Krafte was awarded a ten year option to purchase 100,000 shares of our common stock at an exercise price of $3.50 per share, vesting monthly on a pro-rata basis over three years and in November 2018, Dr. Krafte was awarded a ten year option to purchase 120,000 shares of our common stock at an exercise price of $3.50 per share, vesting monthly on a pro-rata basis over three years.

The Krafte Employment Agreement also includes confidentiality obligations, inventions assignments by Dr. Krafte and non-compete and non-solicitation provisions.

If Dr. Krafte’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Krafte Accrued Obligations”); provided, however, that if his employment is terminated at any time after July 1, 2017 by us without Just Cause (as defined in the Krafte Employment Agreement) or by Dr. Krafte for Good Reason (as defined in the Krafte Employment Agreement) then in addition to paying the Krafte Accrued Obligations; we will be obligated to continue to pay Dr. Krafte his then-current base salary and continue to provide benefits to Dr. Krafte at least equal to those which he had at the time of termination for a period of nine months after termination.

2018 Option Grants

On November 14, 2018, we granted an option to Richie Cunningham, our Chief Executive Officer to purchase 535,000 shares of common stock, which vests pro rata on a monthly basis over a three year period; an option to Douglas Krafte, our Chief Scientific Officer to purchase 120,000 shares of common stock, which vests pro rata on a monthly basis over a three year period; and an option to Mark Korb, our Chief Financial Officer to purchase 100,000 shares of common stock, which vests immediately.

Compensation of Directors

The table below summarizes all compensation for the year ended December 31, 2018 of our directors who are also not named executive officers:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Timothy Tyson (1)(3)(4)(5)	120,000		348,500	-	-	-	468,500

Clive Kabatznik (2)(3)(5)	25,000		69,700	-	-	-	94,700

Vincent Palmieri (2)(3)(5)	25,000		69,700	-	-	-	94,700

Edward Roffman (2)(3)(5)	25,000		69,700	-	-	-	94,700

Michael Taglich (2)(3)(5)	25,000		69,700	-	-	-	94,700

(1)	Mr. Tyson earned $120,000 for his services as a non-executive chairman of the Company.
(2)	Messrs. Kabatznik, Palmieri, Roffman and Taglich were each compensated for their services as Board directors at a rate of $25,000 per annum.
(3)	Each of the directors of the Company were awarded a stock option to purchase 25,000 shares of our common stock on November 14, 2018 valued at $69,700 each using a Black-Scholes option valuation model utilizing the assumptions as disclosed under footnote 27 to the annual financial statements.
(4)	Mr. Tyson, for his service as chairman of the board, was awarded a stock option to purchase 100,000 shares of our common stock on November 14, 2018 valued at $278,800 using a Black-Scholes option valuation model utilizing the assumptions as disclosed under footnote 27 to the annual financial statements.
(5)	As of December 31, 2018, the following are the aggregate number of option and stock awards held by each of our directors who were not also named Executive Officers:

	Option	Stock
	awards	awards
Name	(Amount)	(Amount)
Timothy Tyson (a)	223,500	-
Clive Kabatznik (b)	85,000	-
Vincent Palmieri (c)	57,500	-
Edward Roffman (d)	72,500	19,000
Michael Taglich (e)	57,500	-

(a)	The options outstanding includes; (i) on October 1, 2013, Mr. Tyson was awarded an option to purchase 10,000 shares of common stock of which all are vested; (ii) on April 1, 2014, Mr. Tyson was awarded an option to purchase 66,000 shares of common stock, of which all are vested; (iii) on May 19, 2016 Mr. Tyson was awarded an option to purchase 12,500 shares of common stock of which 10,880 are vested; (iv) on March 15, 2017, Mr. Tyson was awarded an option to purchase 10,000 shares of common stock of which all 5,833 are vested; on November 14, 2018, Mr. Tyson was awarded an option to purchase 25,000 shares of common stock, of which 12,500 are vested and 12,500 will vest on November 14, 2019; and on November 14, 2018, Mr. Tyson was awarded an option to purchase 100,000 shares of common stock, of which all are vested.

(b)	The options outstanding includes; (i) on March 14, 2013, Mr. Kabatznik was awarded an option to purchase 37,500 shares of common stock of which all are vested; (ii) on May 19, 2016, Mr. Kabatznik was awarded an option to purchase 12,500 shares of common stock, of which 10,880 are vested as of December 31, 2018; (iii) on March 15, 2017, Mr. Kabatznik was awarded an option to purchase 10,000 shares of common stock of which 5,833 are vested at December 31, 2018 and (iv) on November 14, 2018, Mr. Kabatznik was awarded and option to purchase 25,000 shares of common stock, of which 12,500 are vested and 12,500 will vest on November 14, 2019.
(c)	The options outstanding includes; (i) on April 1, 2014, Mr. Palmieri was awarded an option to purchase 10,000 shares of common stock of which all are vested; (ii) on May 19, 2016, Mr. Palmieri was awarded an option to purchase 12,500 shares of common stock of which 10,880 are vested as of December 31, 2018; on March 15, 2017, (iii)Mr. Palmieri was awarded an option to purchase 10,000 shares of common stock of which 5,833 are vested at December 31, 2018; and (iv)on November 14, 2018, Mr. Palmieri was awarded and option to purchase 25,000 shares of common stock, of which 12,500 are vested and 12,500 will vest on November 14, 2019.
(d)	The restricted stock and options outstanding includes; (i) on June 16, 2015, Mr. Roffman was granted 19,000 shares of common stock for his services as Audit Committee Chair which are fully vested; (ii) On May 1, 2012, Mr. Roffman was awarded an option to purchase 15,000 shares of common stock of which all are vested; (iii) on April 1, 2014, Mr. Roffman was awarded an option to purchase 10,000 shares of common stock of which all are vested; (iv) on May 19, 2016, Mr. Roffman was awarded an option to purchase 12,500 shares of common stock of which 10,880 are vested as of December 31, 2018; (v) on March 15, 2017, Mr. Roffman was awarded an option to purchase 10,000 shares of common stock of which 5,833 are vested; and (vi) on November 14, 2018, Mr. Roffman was awarded and option to purchase 25,000 shares of common stock, of which 12,500 are vested and 12,500 will vest on November 14, 2019.
(e)	The options outstanding includes: (i) on April 1, 2014, Mr. Taglich was awarded an option to purchase 10,000 shares of common stock of which all are vested; (ii) on May 19, 2016, Mr. Taglich was awarded an option to purchase 12,500 shares of common stock of which 10,880 are vested; (iii) on March 15, 2017, Mr. Taglich was awarded an option to purchase 10,000 shares of common stock of which 5,833 are vested; and (iv) on November 14, 2018, Mr. Taglich was awarded and option to purchase 25,000 shares of common stock, of which 12,500 are vested and 12,500 will vest on November 14, 2019.

Each director is reimbursed for travel and other out-of-pocket expenses incurred in attending Board of Director and committee meetings.

Each non-employee director receives cash compensation for services provided as a director of $25,000 per annum, other than Tim Tyson, our Chairman of the Board who receives cash compensation of $120,000. In addition, in the past we have issued equity to our non-executive directors as part of their compensation. In March 2017 each director was issued an option to purchase 10,000 shares of common stock at an exercise price of $3.50 per share vesting pro-rata on a monthly basis over three years. On November 14, 2018, we granted options to each of the Company’s five non-executive members of the Board to purchase 25,000 shares of our common stock, of which 12,500 options vest immediately and 12,500 options vest on the one year anniversary of the date of grant and an additional option to Tim Tyson, our Chairman of the Board to purchase 100,000 shares of common stock, which vests immediately. All of the stock options granted have an exercise price of $3.50 per share and, subject to early expiration, expire ten years after their date of grant.

Equity Compensation Plan Information

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans

Equity Compensation plans approved by the stockholders
2005 Stock incentive plan	730,791	$3.67	-
2015 stock incentive plan	1,580,222	$3.50	19,778

	2,311,013	$3.55	19,778

In December 2015, the Board of Directors of Icagen adopted, ratified and approved the proposal to authorize the Plan and stockholders of Icagen holding in excess of a majority of the voting power on the record date approved the Plan.

On December 4, 2018, our stockholders representing in excess of 50% of the voting power approved our 2018 stock incentive plan which allows for the award of 2,000,000 shares of common stock.

Item 12. Security Ownership of Executive Officers, Directors and Five Percent Shareholders

Principal Stockholders Table

The following table sets forth information, as of April 10, 2019, or as otherwise set forth below, with respect to the beneficial ownership of our common stock and shares of Series C Preferred Stock: (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock and shares of Series C Preferred Stock; (ii) each of our directors and our executive officers named in the Summary Compensation Table; and (iii) all of our directors and our executive officer as a group. The address of each beneficial owner is c/o Icagen, Inc., 4222 Emperor Boulevard, Suite 350, Durham, North Carolina 27703.

	Amount and			Amount of and Nature
	Nature of		Percentage of	of Series C	Percent of	Percent
	Beneficial		Common	Preferred	Series C	of
	Ownership,		Stock	Stock	Preferred	Total
	Including		Beneficially	Beneficially	Stock	Voting
Name of beneficial owner	Common Stock		Owned(1)	Owned(2)	Owned	Power(3)
Richard Cunningham	364,979	(4)	5.4%	-	-	*
Douglas Krafte	112,500	(5)	1.7%	-	-	-
Mark Korb	137,500	(6)	2.1%	-	-	-
Timothy Tyson	1,233,772	(7)	16.9%	685,704	85.7%	25.3%
Clive Kabatznik	206,355	(8)	3.2%	28,571	3.5%	1.50%
Vincent Palmieri	261,439	(9)	4.0%	-	-	*
Edward Roffman	89,463	(10)	1.4%	-	-	*
Michael Taglich	880,633	(11)	12.1%	42,857	5.4%	6.0%
Benjamin Warner	1,589,885	(12)	24.5%	-	-	17.0%
Perceptive Credit Holdings II, LP.	709,556	(13)	10.0%	-	-	-
Joseph Abrams	383,872	(14)	5.9%	-	-	3.6%
Robert Taglich	765,541	(15)	10.8%	42,857	5.4%	5.9%
All officers and directors as a group (8 persons)	3,286,641		36.8%	799,989	100.0%	34.3%

*	Less than 1%

(1)	Based on 6,393,107 shares of common stock outstanding as of April 10, 2019 and 799,989 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock converts into one share of common stock but has the right to three votes per share and will vote together with the Common Stock.
(2)	Based on 799,989 shares of Series C Preferred Stock outstanding as of April 10, 2019.
(3)	Based on voting rights attached to each share. Each share of Series C Preferred Stock exercises three votes for each share of common stock into which it converts. On April 10, 2019, there were 6,393,107 shares of common stock outstanding representing 6,393,107 votes and 799,989 shares of Series C Preferred Stock outstanding representing 2,399,967 votes for Total Voting Power of 8,793,074. Percent of Total Voting Power for each beneficial owner is derived by dividing (i) the sum of the common stock votes (exclusive of options and warrants owned by such holder) and number of votes that the Series C Preferred Stock owned by such beneficial owner is entitled by (ii) the Total Voting Power.
(4)	Mr. Cunningham’s share ownership includes (i) 21,428 shares of common stock and warrants exercisable for 5,357 shares of common stock; (ii) Mr. Cunningham was awarded options exercisable for 250,000 shares of common stock on January 7, 2015, of which all are vested. On March 15, 2017, Mr. Cunningham was awarded options exercisable for 20,000 shares of common stock, of which 12,778 are vested and a further 1,111 vest in the next 60 days, in addition, on November 14, 2018, Mr. Cunningham was awarded options exercisable over 535,000 shares of common stock, of which 29,722 are vested and 29,722 vest within the next 60 days.
(5)	On May 19, 2016, Dr. Krafte was awarded options exercisable for 100,000 shares of common stock, of which 91,667 are vested and a further 4,167 will vest in the next 60 days. In addition, on November 14, 2018, Mr. Krafte was awarded options exercisable over 120,000 shares of common stock of which 6,667 are vested and 6,667 vest within the next 60 days.
(6)	On May 15, 2013, Mr. Korb was awarded options exercisable for 37,500 shares of common stock, all of which are vested. In addition, on November 14, 2018, Mr. Korb was awarded options exercisable over 100,000 shares of common stock of which all are vested.
(7)	Mr. Tysons share ownership includes: (i) 164,284 shares of common stock and warrants exercisable for 176,071 shares of common stock; (ii) 685,704 shares of Series C Preferred Stock initially convertible into 685,704 shares of common stock and entitled to 2,057,112 votes; (iii) on October 1, 2013, Mr. Tyson was awarded options exercisable for 10,000 shares of common stock, all of which are vested; (iv) on April 1, 2014, Mr. Tyson was awarded options exercisable for 66,000 shares of common stock, all of which are vested; (v) on May 19, 2016, Mr. Tyson was awarded options exercisable for 12,500 shares of common stock, of which 11,574 are vested and a further 694 will vest in the next 60 days; (vi) on March 15, 2017, Mr. Tyson was awarded options exercisable for 10,000 shares of common stock, of which 6,389 are vested and a further 556 vest in the next 60 days. On November 14, 2018, Mr. Tyson, for his service as chairman of the board, was awarded options exercisable for 100,000 shares of common stock, all of which are vested. In addition, on November 14, 2018, Mr. Tyson was awarded options exercisable over 25,000 shares of common stock of which 12,500 are vested and a further 0 vest in the next sixty days. Does not include warrants issued with the Series C Preferred Stock exercisable for 685,704 shares of common stock owned by a trust of which Mr. Tyson is the trustee, that have a provision limiting their exercise to such number of shares of common stock that would constitute 9.99% of our total number of shares of common stock outstanding when aggregated with other shares of common stock beneficially owned by Mr. Tyson and his affiliated entities.

(8)	Mr. Kabatznik’s share ownership includes: (i) 50,000 shares of common stock owned by First South Africa Management and warrants exercisable for 30,000 shares of common stock; (ii) 28,571 shares of Series C Preferred Stock initially convertible into 28,571 shares of common stock and entitled to 85,713 votes and warrants issued with the Series c Preferred Stock exercisable for 28,571 shares of common stock; (iii) on March 14, 2013, Mr. Kabatznik was awarded options exercisable for 37,500 shares of common stock, all of which are vested; (iv) on May 19, 2016, Mr. Kabatznik was awarded options exercisable for 12,500 shares of common stock, of which 11,574 are vested and a further 694 will vest in the next 60 days; (v) on March 15, 2017, Mr. Kabatznik was awarded options exercisable for 10,000 shares of common stock, of which 6,389 are vested and a further 556 vest in the next 60 days; and (vi) on November 14, 2018, Mr. Kabatznik was awarded options exercisable over 25,000 shares of common stock of which 12,500 are vested and 0 vest in the next 60 days. Mr. Kabatznik has the sole voting and dispositive power with respect to the securities held by First South Africa Management.
(9)	Mr. Palmieri’s share ownership includes: (i) 74,736 shares of common stock and warrants exercisable for 144,990 shares of common stock; (ii) Mr. Palmieri was awarded options exercisable for 10,000 shares of common stock, all of which are vested; (iii) on May 19, 2016, Mr. Palmieri was awarded options for 12,500 shares of common stock, of which 11,574 are vested and a further 694 will vest in the next 60 days; (iv) on March 15, 2017, Mr. Palmieri was awarded options exercisable for 10,000 shares of common stock, of which 6,389 are vested and a further 556 vest in the next 60 days; and (v) on November 14, 2018, Mr. Palmieri was awarded options exercisable over 25,000 shares of common stock of which 12,500 are vested and 0 vest in the next 60 days.
(10)	Mr. Roffman’s share ownership includes: (i) 29,000 shares of common stock and warrants exercisable for 3,750 shares of common stock; (ii) on May 1, 2012, Mr. Roffman was awarded options exercisable for 15,000 shares of common stock, all of which are vested; (iii) on April 1, 2014, Mr. Roffman was awarded options exercisable for 10,000 shares of common stock of which all are vested; (iv) on May 19, 2016, Mr. Roffman was awarded options exercisable for 12,500 shares of common stock of which 11,574 are vested and a further 694 will vest in the next 60 days; (v) on March 15, 2017 Mr. Roffman was awarded options exercisable for 10,000 shares of Common Stock, of which 6,389 are vested and a further 556 vest in the next 60 days; and (vi) on November 14, 2018, Mr. Roffman was awarded options exercisable over 25,000 shares of common stock of which 12,500 are vested and 0 vest in the next 60 days.
(11)

Mr. Michael Taglich’s share ownership includes: (i) 402,175 shares of common stock and 393,888 warrants to purchase shares of common stock, which includes; (a) 285,714 shares of common stock and warrants to purchase 71,429 shares of common stock, held by Mr. Taglich’s Keogh account; (b) warrants to purchase 30,000  shares of common stock, held in the TAG/Kent Partnership, an entity controlled by Mr. Taglich; (c) 76,672 shares of common stock; (d) 16,933 shares of common stock and warrants to purchase 10,000 shares of common stock, that Mr. Taglich holds jointly with Claudia Taglich; (e) 22,856 shares of common stock and warrants to purchase 5,716 shares of common stock, held by four custodial accounts for Mr. Taglich’s minor children; and (f) warrants exercisable over 276,743 shares of common stock from various placement agents fees, bridge note funding’s and shares purchased from other parties; and (ii) 42,857 Shares of Series C Preferred Stock, initially convertible into 42,857 shares of common stock; (iii) on April 1, 2014, Mr. Taglich was awarded options exercisable for 10,000 shares of common stock, all of which are vested; (iv) on May 19, 2016, Mr. Taglich was awarded options exercisable for 12,500 shares of common stock of which 11,574 are vested and a further 694 will vest in the next 60 days; (v) on March 15, 2017, Mr. Taglich was awarded options exercisable for 10,000 shares of common stock, of which 6,389 are vested and 556 vest in the next 60 days; and (vi) on November 14, 2018, Mr. Taglich was awarded options exercisable over 25,000 shares of common stock of which 12,500 are vested and 0 vest in the next 60 days. Does not include warrants issued with the Series C Preferred stock to purchase 42,857 shares of common stock that have a provision limiting their exercise to such number of shares of common stock outstanding that would constitute 9.99% of our total number of shares of common stock outstanding when aggregated with other shares of common stock beneficially owned by Mr. Michael Taglich.

(12)	Dr. Warner’s share ownership includes: (i) 1,497,385 shares of common stock, including 54,135 shares of common stock held jointly by Dr. Warner and his wife, Ellen McBee; and (ii) on March 15, 2013, Dr. Warner was awarded options exercisable for 92,500 shares of common stock, all of which are vested.
(13)	Includes 709,556 shares of common stock underlying the warrant to purchase 723,550 shares of common stock issued to Perceptive Credit Holdings II, LP in connection with a debt issuance on August 31, 2018. The warrants have a provision limiting their exercise to such number of shares of common stock that would constitute 9.99% of our total number of shares of common stock outstanding when aggregated with other shares of common stock beneficially owned by Mr. Tyson and his affiliated entities.
(14)	The share ownership includes: (i) 316,372 shares of common stock owned by the Joseph W & Patricia G Abrams Family Trust; and (ii) 15,000 warrants awarded to Mr. Abrams to purchase shares of common stock for bridge note funding; and (iii) on March 14, 2013, Mr. Abrams was awarded options exercisable for 52,500 shares of common stock, all of which are vested. Mr. Abrams has sole dispositive power of the Joseph W & Patricia G Abrams Family Trust.
(15)

The share ownership includes: (i) 387,782 shares of common stock and warrants to purchase 334,902 shares of common stock, which includes (a) 285,714 shares of common stock and warrants exercisable for 71,429 shares of common stock held by Mr. Taglich’s IRA account, and (b) 102,068 shares of common stock and warrants exercisable for 10,000 shares of Common Stock; and (c) warrants exercisable over 253,473 shares of common stock from various placement agents fees, bridge note funding’s and shares purchased from other parties; and (ii) ) 42,857 Shares of Series C Preferred Stock. Does not include warrants issued with the Series C Preferred stock to purchase 42,857 shares of common stock that have a provision limiting their exercise to such number of shares of common stock outstanding that would constitute 9.99% of our total number of shares of common stock outstanding when aggregated with other shares of common stock beneficially owned by Mr. Robert Taglich.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review, Approval and Ratification of Transactions with Related Persons

Although not in a written policy, our Audit Committee reviews on an on-going basis potential conflicts of interest, and approves if appropriate, all our “Related Party Transactions” defined as those transactions required to be disclosed pursuant to Item 404 of Regulation S-K.

Related-Party Transactions

The following is a summary of transactions since January 1, 2017 to which we have been a party, other than compensation arrangements that are described under Part III, Item 11—Executive Compensation of this Annual Report on Form 10-K.

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

On August 13, 2018, the Company entered into a Securities Purchase Agreement whereby Mr. Tyson acquired thirty (30) bridge note units of $10,000 each for gross proceeds of $300,000, each unit consisting of a 10% Subordinated Promissory Note in the principal amount of $10,000 due on the earlier of: (x) the date that is twelve (12) months after its issue date or (y) the Company’s receipt of the proceeds of funding from its next collaboration/partnership and (ii) a five year warrant to purchase 45,000 shares of common stock of the Company at an exercise price of $3.50 per share.

On November 14, 2018, the Company issued Mr. Tyson, for his service as chairman of the board, ten year options exercisable over 100,000 shares of common stock at an exercise price of $3.50 per share. These options vested immediately. In addition to this, the company issued Mr. Tyson ten year options exercisable over 25,000 shares of common stock at an exercise price of $3.50 per share, 12,500 of these options vested immediately and the remaining 12,500 vest on November 14, 2019.

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

On August 13, 2018, the Company entered into a Securities Purchase Agreement whereby Mr. Kabatznik acquired fifteen (15) bridge note units of $10,000 each for gross proceeds of $150,000, each unit consisting of a 10% Subordinated Promissory Note in the principal amount of $10,000 due on the earlier of: (x) the date that is twelve (12) months after its issue date or (y) the Company’s receipt of the proceeds of funding from its next collaboration/partnership and (ii) a five year warrant to purchase 22,500 shares of common stock of the Company at an exercise price of $3.50 per share. The bridge note together with interest thereon of $5,753 was repaid on December 28, 2018.

On November 14, 2018, the Company issued Mr. Kabatznik ten year options exercisable over 25,000 shares of common stock at an exercise price of $3.50 per share. Options exercisable over 12,500 shares of common stock vested immediately and the remaining 12,500 vest on November 14, 2019.

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

On August 13, 2018, the Company entered into a Securities Purchase Agreement whereby Mr. Taglich acquired two and a half (2.5) bridge note units of $10,000 each for gross proceeds of $25,000, each unit consisting of a 10% Subordinated Promissory Note in the principal amount of $10,000 due on the earlier of: (x) the date that is twelve (12) months after its issue date or (y) the Company’s receipt of the proceeds of funding from its next collaboration/partnership and (ii) a five year warrant to purchase 3,750 shares of common stock of the Company at an exercise price of $3.50 per share. The bridge note together with interest thereon of $932 was repaid on December 28, 2018.

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

On November 14, 2018, the Company issued Mr. Taglich ten year options exercisable over 25,000 shares of common stock at an exercise price of $3.50 per share. Options exercisable over 12,500 shares of common stock vested immediately and the remaining 12,500 vest on November 14, 2019.

Vincent Palmieri

On March 15, 2017, the Company issued Mr. Palmieri ten-year options exercisable for 10,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

As an employee of Taglich Brothers Inc., Mr. Palmieri was issued 2017 Placement Agent Warrants to purchase 6,000 shares of common stock.

On November 14, 2018, the Company issued Mr. Palmieri ten year options exercisable over 25,000 shares of common stock at an exercise price of $3.50 per share. Options exercisable over 12,500 shares of common stock vested immediately and the remaining 12,500 vest on November 14, 2019.

Edward Roffman

On March 15, 2017, the Company issued Mr. Roffman ten-year options exercisable for 10,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

On November 14, 2018, the Company issued Mr. Roffman ten year options exercisable over 25,000 shares of common stock at an exercise price of $3.50 per share. Options exercisable over 12,500 shares of common stock vested immediately and the remaining 12,500 vest on November 14, 2019.

Richard Cunningham

On March 15, 2017, the Company issued Mr. Cunningham ten-year options exercisable for 20,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

On November 14, 2018, the Company issued Mr. Cunningham ten year options exercisable over 535,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

On November 20, 2018, the Company approved an amendment to the Company’s employment agreement with Mr. Cunningham, increasing his annual salary to Three Hundred Seventy Five Thousand Dollars ($375,000).

Dr. Douglas Krafte

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

On November 14, 2018, the Company issued Dr. Krafte ten year options exercisable over 120,000 shares of common stock at an exercise price of $3.50 per share. These options vest equally over a 36-month period.

On November 20, 2018, the Company approved an amendment to the Company’s employment agreement with Dr. Krafte, increasing his annual salary to Two Hundred Ninety Five Thousand Dollars ($295,000) and increasing his target bonus to up to 50% of his base salary.

Mark Korb

The Company incurred an expense of $180,000 for services provided by First South Africa Management for provision of CFO services by Mr. Korb and $42,000 for bookkeeping services for the year ended December 31, 2018 and 2017. As of December 31, 2018, the Company owed First South Africa Management $23,500.

On November 14, 2018, the Company issued Mr. Korb ten year options exercisable over 100,000 shares of common stock at an exercise price of $3.50 per share. These options vested immediately.

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

On August 13, 2018, the Company entered into a Securities Purchase Agreement whereby Mr. Taglich acquired two and a half (2.5) bridge note units of $10,000 each for gross proceeds of $25,000, each unit consisting of a 10% Subordinated Promissory Note in the principal amount of $10,000 due on the earlier of: (x) the date that is twelve (12) months after its issue date or (y) the Company’s receipt of the proceeds of funding from its next collaboration/partnership and (ii) a five year warrant to purchase 3,750 shares of common stock of the Company at an exercise price of $3.50 per share. The bridge note together with interest thereon of $932 was repaid on December 28, 2018.

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

Benjamin Warner

On July 7, 2017, the Employment Agreement between Dr. Benjamin Warner and the Company, dated March 15, 2013, as amended (the “Employment Agreement”) was terminated. In addition, on July 7, 2017, Dr. Benjamin Warner resigned from the Board of Directors of the Company and from all other positions with the Company. In connection with his resignation, the Company executed certain release agreements (the “Release Agreements”) with Dr. Warner. Pursuant to the Release Agreements, Dr. Warner’s Employment Agreement was terminated by mutual agreement, Dr. Warner and the Company exchanged mutual releases and the Company paid all amounts due to Dr. Warner under the Employment Agreement, through the end of March 2018.

Director Independence

The information included under the heading “Board of Directors—Director Independence” in Part III, Item 10 is hereby incorporated by reference into this Item 13.

Item 14. Principal Accountant Fees and Services

RBSM LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2018 and 2017 by our auditors:

	Year ended December 31, 2018	Year ended December 31, 2017

Audit fees and expenses	$77,500	$72,500
Taxation preparation fees	10,000	12,000
Audit related fees	-	-
Other fees	-	-
	$87,500	$84,500

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

(2)	Taxation preparation fees were fees for professional services rendered to file our federal and state tax returns.

(3)	We incurred fees to our independent auditors of $0 and $0 for audit related fees during the fiscal years ended December 31, 2018 and 2017, respectively.

(4)	We incurred fees to our independent auditors of $0 for other fees during the fiscal years ended December 31, 2018 and 2017.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2018, were approved by our board of directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(1)	The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of December 31, 2018 and 2017

3.	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

4.	Consolidated Statements of changes in Stockholders’ Deficit for the years ended December 31, 2018 and 2017

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	The following exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

3.1	Second Amended and Restated Certificate of Incorporation dated April 10, 2012 (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20, 2012, File No. 333-179508)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on December 5, 2014, File No. 000-54748)
3.3	Amended and Restated Bylaws (Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2015, File No. 000-54748)
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed March 26, 2015, File No. 000-54748)
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed August 31, 2015, File No. 000-54748)
4.1	Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-1 filed February 14, 2012, File No. 333- 179508)
4.2	Certificate of Designation for Series B Preferred Stock (Incorporated by reference to Current Report on Form 8-K filed April 29, 2013, File No. 000-54748)
4.3	Form of Investor Warrant (Incorporated by reference to Current Report on Form 8-K filed January 7, 2015 File No. 000-54748)
4.4	Form of Placement Agent Warrant (Incorporated by reference to Current Report on Form 8-K filed January 7, 2015 File No. 000- 54748)
4.5	Form of Bridge Exchange Warrant (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54748)
4.6	Form of Series B Exchange Warrant (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54748)
4.7	Form of Placement Agent Exchange Warrant (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54748)
4.8	Form of Stock Option Agreement 2005 Incentive Stock Plan Warrant (Incorporated by reference to the Registration Statement on Form S-8 filed on August 17, 2016, File No. 333-213173)
4.9	Icagen, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit B to the Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on December 24, 2015 and to the Current Report on Form 8-K filed on December 29, 2015, File No. 000-54748)
4.10	Icagen, Inc. Stock Option Agreement under the 2015 Stock Incentive Plan, as amended (Incorporated by reference to the Current Report on Form 8-K filed on December 29, 2015, File No. 000-54748)
4.11	Form of Warrant issued to investors (Incorporated by reference to the Current Report on Form 8-K filed on July 7, 2016, File No. 000-54748)
4.12	Form of 8% Senior Secured Promissory Note issued to Investors (Incorporated by reference to the Current Report on Form 8-K filed on April 14, 2017, File No. 000-54748)

4.13	Form of Warrant issued to investors (Incorporated by reference to the Current Report on Form 8-K filed on April 14, 2017, file No. 000-54748)
4.14	Senior Secured Convertible Note, dated May 15, 2017, issued by Icagen, Inc. (Incorporated by reference to the Current Report on Form 8-K filed on May 17, 2017, file No. 000-54748)
4.15	Senior Secured Convertible Note, dated May 15, 2017, issued by Icagen-T, Inc. (Incorporated by reference to the Current Report on Form 8-K filed on May 17, 2017, file No. 000-54748)
4.16	Certificate of Designation for Series C Convertible Preferred Stock (Incorporated by reference to Current Report on Form 8-K filed April 9, 2018, File No. 000-54748)
4.17	Form of Series C Warrant (Incorporated by reference to Current Report on Form 8-K filed April 9, 2018, File No. 000-54748)
4.18	Form of Warrant issued to 10% Subordinated Promissory Note holders (Incorporated by reference to the Current Report on Form 8-K filed August 15, 2018, File No. 000-54748)
4.19	Warrant to Purchase Common Stock issued to Perceptive Credit Holdings II, LP. (Incorporated by reference to the Current Report on Form 8-K filed September 6, 2018, File No. 000-54748)
4.20	Second Amended and Restated Warrant issued to GPB Debt Holdings II, LLC (Incorporated by reference to the Current Report on Form 8-K filed September 6, 2018, File No. 000-54748)
4.21	Amended and Restated 10% Subordinated Bridge Note (Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2018, File No. 000-54748)
4.22	Series C Preferred Stock Subordination Agreement (Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2018, File No. 000-54748)
4.23	2018 Stock Incentive Plan (Incorporated by reference to the Definitive Information Statement on Schedule 14C filed on December 31, 2018, File No. 000-54748)
4.24	Form of Stock Option Agreement(1)
4.25	Form of Amended Stock Option Agreement(1)
10.1	Exclusive Patent License Agreement, dated September 8, 2005, by and between the Company and The Regents of the University of California *(Incorporated by reference to the Registration Statement on Form S-1/A filed June 28, 2012, File No. 333-179508)
10.2	OEM Agreement, dated July 1, 2010, by and between the Company and our equipment supplier (Incorporated by reference to the Registration Statement on Form S-1/A filed June 8, 2012, File No. 333-179508)
10.3	Assignment of Exclusive License Agreement by The Regents of the University of California to Los Alamos National Security, LLC (Incorporated by reference to the Registration Statement on Form S-1/A filed April 20, 2012, File No. 333-179508)
10.4*	Employment Agreement with Benjamin Warner dated March 15, 2013 (Incorporated by reference to the Annual Report on Form 10-K filed June 2, 2014, File No. 000-54748)
10.5*	Employment Agreement with Richard Cunningham dated as of November 24, 2014 (Incorporated by reference to the Current Report on Form 8-K filed on November 17, 2014, File No. 000-54748)
10.6	Form of Bridge Warrant Exchange Agreement (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54748)
10.7	Form of Series B Preferred Stock and Warrant Exchange Agreement (Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2015, File No. 000-54748)
10.8	Asset Purchase Agreement and Collaboration Agreement dated as of June 26, 2015 between XRpro Sciences, Inc. and Icagen, Inc. (Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2015, File No. 000-54748)
10.9	Master Scientific Service Agreement made as of July 1, 2015 between XRPro Sciences and Pfizer, Inc. (Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2015, File No. 000-54748)
10.10	Asset Purchase Agreement between Icagen-T, Inc. and Sanofi dated June 27, 2016 (Incorporated by reference to the Current Report on Form 8-K filed on June 30, 2016, File No. 000-54748)
10.11	Form of Securities Purchase Agreement between Icagen, Inc. and investors (Incorporated by reference to the Current Report on Form 8-K filed July 7, 2016 File No. 000-54748)
10.12	Master c Services Agreement between Icagen-T, Inc. and Sanofi US Services Inc. (Incorporated by reference to the Current Report on Form 8-K filed July 19, 2016 File No. 000-54748)
10.13	Deed of Trust dated July 15, 2016 (Incorporated by reference to the Current Report on Form 8-K filed July 19, 2016 File No. 000-54748)
10.14	Deed of Sale dated July 15, 2016 (Incorporated by reference to the Current Report on Form 8-K filed July 19, 2016 File No. 000-54748)
10.15	Amendment to Asset Purchase and Collaboration Agreement between Icagen, Inc. and Pfizer, Inc. (Incorporated by reference to the Current Report on Form 8-K filed July 19, 2016 File No. 000-54748)
10.16	Form of Securities Purchase Agreement between Icagen, Inc., and investors (Incorporated by reference to the Current Report on Form 8-K filed on April 14, 2017, File No. 000-54748)
10.17	Form of Security and Pledge Agreement between Icagen, Inc. and Investors (Incorporated by reference to the Current Report on Form 8-K filed on April 14, 2017, File No. 000-54748)

10.18	Warrant, dated May 15, 2017, issued by Icagen, Inc. (Incorporated by reference to the Current Report on Form 8-K filed on May 17, 2017, file No. 000-54748)
10.19	Employment Agreement, dated June 19, 2017 by and between Douglas Krafte, Ph.D. (Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2017, file No. 000-54748)
10.20	Settlement and Release Agreement, dated July 7, 2017, by and between Icagen, Inc. and Benjamin Warner (Incorporated by reference to the Current Report on Form 8-K filed on July 11, 2017, file No. 000-54748)
10.21	Settlement and Age Discrimination in Employment Act Release Agreement, dated July 7, 2017, by and between Icagen, Inc. and Dr. Benjamin Warner (Incorporated by reference to the Current Report on Form 8-K filed on July 11, 2017, file No. 000-54748)
10.22	Second Amendment to Asset Purchase and Collaboration Agreement by and between Pfizer Research Inc. and Icagen Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 16, 2017, file No. 000-54748)
10.23	Form of Securities Purchase Agreement by and among Icagen, Inc. and the investors named therein regarding the Series C Convertible Preferred Stock (Incorporated by reference to the Current Report on Form 8-K filed April 9, 2018, File No. 000-54748)
10.24	Form of Securities Purchase Agreement issued to 10% Subordinated Promissory Note holders (Incorporated by reference to the Current Report on Form 8-K filed August 15, 2018, File No. 000-54748)
10.25	Credit Agreement and Guaranty, dated as of August 31, 2018, by and among, Icagen, Inc., Caldera Discovery, Inc., XRpro Sciences, Inc., Icagen Corp., the banks and other financial institutions from time to time party thereto, as Lenders, and Perceptive Credit Holdings II, LP, as administrative agent for the Lenders. (Incorporated by reference to the Current Report on Form 8-K filed September 6, 2018 and October 1, 2018, File No. 000-54748)
10.26	Credit Agreement and Guaranty, dated as of August 31, 2018, by and among, Icagen-T, Inc., Icagen, Inc., Caldera Discovery, Inc., XRpro Sciences, Inc., Icagen Corp., the banks and other financial institutions from time to time party thereto, as Lenders, and Perceptive Credit Holdings II, LP, as administrative agent for the Lenders. (Incorporated by reference to the Current Report on Form 8-K filed September 6, 2018 and October 1, 2018, File No. 000-54748)
10.27	Security Agreement, dated as of August 31, 2018, by and among Icagen, Inc., certain of the Icagen, Inc’s subsidiaries from time to time parties thereto, and Perceptive Credit Holdings II, LP, as administrative agent for the Lenders. (Incorporated by reference to the Current Report on Form 8-K filed September 6, 2018, File No. 000-54748)
10.28	Security Agreement, dated as of August 31, 2018, by and among Icagen-T, Inc., Icagen, Inc., certain of Icagen, Inc.’s subsidiaries from time to time parties thereto, and Perceptive Credit Holdings II, LP, as administrative agent for the Lenders. (Incorporated by reference to the Current Report on Form 8-K filed September 6, 2018, File No. 000-54748)
10.29	Amendment to Series C Stock Purchase Agreement (Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 19, 2018, File No. 000-54748)
10.30	Amendment to Employment Agreement dated as of November 14, 2018 by and between Icagen, Inc. and Richard Cunningham (Incorporated by reference to the Current Report on Form 8-K filed November 20, 2018, File No. 000-54748)
10.31	Amendment to Employment Agreement dated as of November 14, 2018 by and between Icagen, Inc. and Douglas Krafte (Incorporated by reference to the Current Report on Form 8-K filed November 20, 2018, File No. 000-54748)
10.32	Securities Purchase Agreement, dated May 15, 2017, by and among Icagen, Inc., Icagen-T, Inc., and GPB Debt Holdings II, LLC (Incorporated by reference to the Current Report on Form 8-K filed on May 17, 2017, file No. 000-54748)
10.33	Parent Security and Pledge Agreement, dated May 15, 2017, by and among Icagen, Inc., each of the Parent’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent) (Incorporated by reference to the Current Report on Form 8-K filed on May 17, 2017, file No. 000-54748)
10.34	Icagen-T Security and Pledge Agreement, dated May 15, 2017, by and among Icagen, Inc., Icagen-T, Inc., each of their Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent) (Incorporated by reference to the Current Report on Form 8-K filed on May 17, 2017, file No. 000-54748)
10.35	Guaranty of Obligations of Parent, dated May 15, 2017, by and among each of Icagen, Inc.’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent) (Incorporated by reference to the Current Report on Form 8-K filed on May 17, 2017, file No. 000-54748)

10.36	Guaranty of Obligations of Icagen-T, dated May 15, 2017, by and among Icagen, Inc., each of Icagen-T, Inc.’s Subsidiaries named therein and GPB Debt Holdings II, LLC (in its capacity as collateral agent) (Incorporated by reference to the Current Report on Form 8-K filed on May 17, 2017, file No. 000-54748)
10.37	Warrant, dated May 15, 2017, issued by Icagen, Inc. (Incorporated by reference to the Current Report on Form 8-K filed on May 17, 2017, file No. 000-54748)
10.38	Subordinated Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement, dated May 15, 2017, by and among Icagen-T, Inc., GPB Debt Holdings II, LLC and the Trustee named therein (Incorporated by reference to the Current Report on Form 8-K filed on May 17, 2017, file No. 000-54748)
10.39	Confession of Judgment Affidavit in Support of Confession of Judgment (Incorporated by reference to the Current Report on Form 8-K filed on May 17, 2017, file No. 000-54748)
10.40	Settlement and Release Agreement, dated May 11, 2017, by and between the Company and Dentons US LLP (Incorporated by reference to the Current Report on Form 8-K filed on May 17, 2017, file No. 000-54748)
21.1	List of subsidiaries (1)
23.1	Consent of RBSM, LLP, Independent Registered Public Accounting Firm (1)
31.1	Certification of Richard Cunningham, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Mark Korb, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Richard Cunningham, Chief Executive Officer, pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification Mark Korb, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)
101.	INS XBRL Instance Document (1)
101.	SCH XBRL Taxonomy Extension Schema Document (1)
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document (1)
101.	LAB XBRL Taxonomy Extension Label Linkbase Document (1)
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith
(2)	Certain exhibits and schedules, to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit and/or schedule will be furnished supplementally to the SEC upon request.
*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a) (3) of this report.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ICAGEN, INC.

Signature	Title	Date

/s/ Richard Cunningham	Chief Executive Officer and President	April 12, 2019
Richard Cunningham	(Principal Executive Officer)

/s/ Mark Korb	Chief Financial Officer	April 12, 2019
Mark Korb	(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Richie Cunningham and Mark Korb, acting individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 12, 2019	By:	/s/ Richard Cunningham
Chief Executive Officer and President

Date: April 12, 2019	By:	/s/ Timothy Tyson
Timothy Tyson
Non-Executive Chairman

Date: April 12, 2019	By:	/s/ Vincent Palmieri
Vincent Palmieri
Director

Date: April 12, 2019	By:	/s/ Michael Taglich
Michael Taglich
Director

Date: April 12, 2019	By:	/s/ Edward Roffman
Edward Roffman
Director

Date: April 12, 2019	By:	/s/ Clive Kabatznik
Clive Kabatznik
Director

