Form 10-Q
period 2019-03-31
Icagen, Inc.
filed 2019-05-15
CIK 1518520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-54748

ICAGEN, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-0982060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4222 Emperor Blvd., Suite 350 Research Triangle Park. Durham, NC	27703
Address of Principal Executive Offices	Zip Code

(919) 433-3205

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of May 14, 2019 was 6,393,107.

ICAGEN, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 12, 2019. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Icagen,” the “Company,” “we,” “us” and “our” refer to Icagen, Inc.

ICAGEN, INC.

FORM 10-Q

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ICAGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets

Current Assets
Cash	$2,683,146	$4,119,058
Accounts receivable, net	1,356,229	2,051,329
Inventory	147,615	62,792
Prepaid expenses and other current assets	148,689	110,653
Total Current Assets	4,335,679	6,343,832

Non-Current Assets
Intangibles, net	6,992,677	7,048,923
Plant and equipment, net	2,265,712	1,982,845
Right of use assets, operating leases, net of accumulated amortization	22,285	-
Deposits	239,987	239,987
Total Non-Current Assets	9,520,661	9,271,755
Total Assets	$13,856,340	$15,615,587

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$1,907,254	$1,721,812
Other payables and accrued expenses	860,636	922,457
Deferred revenue	4,673,544	5,090,210
Deferred purchase consideration	2,600,000	2,450,000
Bridge notes payable	272,098	254,641
Finance lease liability	380,995	49,952
Operating lease liability	21,038	-
Accrued interest	207,765	224,475
Dividends payable	307,704	224,855
Total Current Liabilities	11,231,034	10,938,402

Non-Current Liabilities
Deferred purchase consideration, net	5,947,316	6,131,739
Finance lease liability	328,323	18,861
Operating lease liability	1,247	-
Term loan payable, net	12,869,827	12,705,696
Derivative liability	5,408,866	5,178,598
Total Non-Current Liabilities	24,555,579	24,034,894

Total Liabilities	35,786,613	34,973,296

Commitment and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 400,000 shares designated as Series A Preferred Stock and unissued, 3,000,000 shares designated as Series B Preferred stock and unissued, 1,142,856 shares designated as Series C Preferred Stock and 5,457,144 undesignated and unissued	-	-
Series C Preferred Stock, $0.001 par value, 1,142,856 shares authorized, 799,989 shares issued and outstanding as of March 31, 2019 and December 31, 2018 (Liquidation preference $4,199,942)	800	800
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,720,107 shares issued and 6,393,107 outstanding as of March 31, 2019 and December 31, 2018.	6,392	6,392
Additional paid-in-capital	27,921,036	27,657,098
Treasury stock, at cost (327,000 shares of common stock as of March 31, 2019 and December 31, 2018)	(237)	(237)
Accumulated deficit	(49,858,264)	(47,021,762)
Total Stockholder’s Deficit	(21,930,273)	(19,357,709)
Total Liabilities and Stockholders’ Deficit	$13,856,340	$15,615,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended
	March 31,	March 31,
	2019	2018

Revenues	$3,460,511	$3,081,149

Cost of goods sold	2,042,987	2,649,315

Gross profit	1,417,524	431,834

Operating expenses:
Selling, general and administrative expenses	2,649,159	2,992,321
Depreciation	460,664	457,456
Amortization	56,246	56,246
Total Operating expenses	3,166,069	3,506,023

Operating loss	(1,748,545)	(3,074,189)

Other income (expense)
Other income	-	6,384
Interest expense	(774,840)	(759,722)
Derivative liability movement	(230,268)	95,086
Total other expense	(1,005,108)	(658,252)

Net loss before income tax	(2,753,653)	(3,732,441)

Income tax	-	-

Net loss	(2,753,653)	(3,732,441)

Preferred stock dividend	(82,849)	-

Net loss available to common stockholders	$(2,836,502)	$(3,732,441)

Net Loss Per Share - Basic and Diluted	$(0.44)	$(0.58)

Weighted Average Number of Shares Outstanding -Basic and Diluted	6,393,107	6,393,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2018	799,989	$800	6,393,107	$6,392	$(237)	$27,657,098	$(47,021,762)	$(19,357,709)

Stock option based compensation	-	-	-	-	-	263,938	-	263,938

Net loss	-	-	-	-	-	-	(2,753,653)	(2,753,653)

Series C Preferred Stock dividends	-	-	-	-	-	-	(82,849)	(82,849)
Balance as of March 31, 2019	799,989	$800	6,393,107	$6,392	$(237)	$27,921,036	$(49,858,264)	$(21,930,273)

	Preferred Stock Subscription	Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	receipts	Shares	Amount	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2017	$-	6,393,107	$6,392	$(237)	$25,084,252	$(33,757,671)	$(8,667,264)

Stock option based compensation	-	-	-	-	153,908	-	153,908

Subscription receipts for Series C Preferred stock	500,000	-	-	-	-	-	500,000

Net loss	-	-	-	-	-	(3,732,441)	(3,732,441)
Balance as of March 31, 2018	$500,000	6,393,107	$6,392	$(237)	$25,238,160	$(37,490,112)	$(11,745,797)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	March 31,	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,753,653)	$(3,732,441)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	460,664	457,456
Amortization expense	56,246	56,246
Stock based compensation charge	263,938	153,908
Amortization of debt discount	176,269	335,385
Derivative liability movements	230,268	(95,086)
Imputed interest on deferred purchase consideration	65,577	74,769
Changes in operating assets and liabilities
Accounts receivable	695,100	196,320
Inventory	(84,823)	(37,871)
Prepaid expenses and other current assets	(38,036)	16,161
Right of use asset	37,397	-
Accounts payable	185,442	670,934
Deferred revenues	(416,667)	-
Operating lease liability	(37,397)	-
Other payables and accrued expenses	(77,493)	79,832
CASH USED IN OPERATING ACTIVITIES	(1,237,168)	(1,824,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deferred purchase consideration	(100,000)	-
Purchase of plant and equipment	(743,531)	(279,665)
NET CASH USED IN INVESTING ACTIVITIES	(843,531)	(279,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Refund of capital raising fee	5,319	-
Proceeds from Series C Preferred Stock	-	500,000
Proceeds from loans payable	655,133	-
Repayment of loans payable	(15,665)	(70,687)
NET CASH PROVIDED BY FINANCING ACTIVITIES	644,787	429,313

NET DECREASE IN CASH	(1,435,912)	(1,674,739)

CASH AT BEGINNING OF PERIOD	4,119,058	2,763,596

CASH AT END OF PERIOD	$2,683,146	$1,088,857

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$549,704	$325,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

Icagen, Inc. (“the Company”, “we”, “us”, “our”) is a Delaware corporation. The principal office is located in Durham, North Carolina. The Company was incorporated in November 2003.

Icagen is a drug discovery company with a focus in Neuroscience and Rare Disease. The Icagen platform is unique as it integrates the Company’s current state of the art drug discovery engine along with an artificial intelligence (AI) computational platform that enables an accelerated path to drug discovery.

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

The Company’s business model is focused on research collaborations and partnerships with large pharmaceutical and biotechnology companies and foundations who it partners with to support the discovery and development of innovative pharmaceuticals. These revenue-generating partnerships provide current funding while the Company’s co-owned pipeline of drug candidates provides the potential of additional significant long-term upside through milestone and royalty payments in new partnerships. The development and commercialization expense of these assets is being partially funded by the Company’s partners. In addition, the Company also retains a CRO-based fee-for-service revenue stream as a component of the business model.

In May 2018, the Company announced its first such collaboration with the Cystic Fibrosis Foundation to discover therapies to treat cystic fibrosis and in December 2018, it announced its second such collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”) to discover therapies for certain neurological diseases.

The Company currently operates out of two sites, one in Durham, North Carolina (“Icagen NC”) and the other in Tucson, Arizona (the “Tucson Facility”). The teams in North Carolina and Arizona have extensive experience over the last 20 plus years performing drug discovery within Pfizer, Inc. (“Pfizer”) and Sanofi US Inc. (“Sanofi”), respectively, advancing molecules through pre-clinical development with numerous molecules entering clinical development. At Icagen NC, which the Company began to operate in July 2015, it has a leading biology expertise focused on ion channels which are important targets in neuroscience. Icagen NC also houses the XRpro® technology. The XRPro technology is an x-ray fluorescence technology that delivers transporter screening to detect and quantitatively analyze the x-ray signature of elements with an atomic number greater than 12. More specifically, the Company’s capabilities in Icagen NC include a focus on ion channels and transporters, HTS and lead optimization, ion channels, assay development and x-ray fluorescence-based assays.

At the Tucson Facility, which the Company acquired in July 2016, it has leading biology expertise and platform capabilities in Rare Diseases, in silico and computational applications and integrated drug discovery. The Tucson Facility provides capacity in cell models, human biomarkers, and primary human cell and stem cell-based assays. In addition, the Tucson Facility provides compound management services, HTS and Hit identification, in vitro pharmacology, medicinal chemistry, computational chemistry and ADME. The Tucson Facility also features high volume biology with a flexible robotic infrastructure capable of performing high throughput screening in ultra-high 1536 format, enhancing the Company’s depth of expertise running programs in a highly specialized, efficient and cost-effective manner. This enables the Company to offer a broad range of integrated drug discovery services in a growing market. The extensive integrated drug discovery platform and technologies at the Tucson Facility enable the Company to utilize its biology expertise at both Icagen NC and the Tucson Facility to accelerate drug discovery for challenging, but innovative programs and identify quality leads faster.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES

Basis of presentation

The (a) unaudited condensed consolidated balance sheets as of March 31, 2019, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2018, which have been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations , statements of stockholders’ deficit and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on April 12, 2019.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries in which it has at least a majority voting interest. All significant inter-company accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements. The entities included in these unaudited condensed consolidated financial statements are as follows:

Icagen, Inc. - Parent Company

Icagen Corp - Wholly owned subsidiary

Icagen-T, Inc. - wholly owned subsidiary

Caldera Discovery, Inc. - Wholly owned subsidiary

XRpro Sciences, Inc. - Wholly owned subsidiary

Estimates

The preparation of these unaudited condensed consolidated financial statements in accordance with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company continually evaluate its estimates, including those related to bad debts and recovery of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to the Company’s reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment and intangible assets, the valuation of certain assets and intangibles acquired from Pfizer, Inc., the assumptions used to calculate fair value of warrants and options granted, in addition to assumptions used to calculate the value of the derivative liability and assumptions used in assessing impairment of long-term assets.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company had recorded a derivative liability for its warrants which contain a cash settlement option upon the occurrence of a fundamental event. The derivative liability measured at fair value using unobservable inputs (Level 3) amounted to $5,408,866 as of March 31, 2019.

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

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits of corporations, the current limit of coverage is $250,000. As a result of this coverage the Company cash balances of $2,118,437 are not covered by the FDIC as of March 31, 2019.

Concentration of major customers

The Company derives its revenues from commercial pharmaceutical and biotechnology companies.

The commercial revenues are currently from several major pharmaceutical companies and smaller biotechnology and pharmaceutical companies.

The Company derived 89.3% of its commercial revenues from seven customers during the three months ended March 31, 2019. During the year ended December 31, 2018, the Company derived 83.4% of its commercial revenues from seven major customers. The Company continues its attempts to diversify its customer base.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Total revenues by customer type are as follows:

	Three months Ended March 31, 2019	Three months ended March 31, 2018

Commercial revenues	$3,460,511	$3,081,149

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

The balance of the receivables provision as at March 31, 2019 and December 31, 2018 was $0. The amount charged to bad debt provision for the three months ended March 31, 2019 and 2018 was $0.

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

Revenue sources consist of commercial revenues, deferred revenue, multi-element collaboration agreements and government grants and contracts.

1)	Commercial revenues

The Company enters into fixed fee commercial development contracts that are associated with the delivery of feasible research on drug candidates and the development of drug candidates. Revenue under these contracts is generally recognized upon delivery or as the development is performed.

2)	Deferred revenue

The Company received and will receive certain revenue in advance of services delivered. This revenue is deferred and only recognized when services have been performed in terms of master services agreements entered into with customers, together with their associated Statements of Work.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Revenue recognition (continued)

3)	Multi-element collaboration agreements

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

ii.	FTE based research payments

The Company receives ongoing revenue for FTE based time spent on the collaboration projects, this revenue is recognized as the services are rendered.

iii.	Development milestones

Revenue contingent upon the achievement of certain agreed upon development milestones is recognized in the period that the development milestone is achieved. The achievement of a development milestone is when the Company’s collaboration partner agrees that the requirements stipulated in the agreement have been met.

iv.	Sales based events

Revenue based on the achievement of certain calendar year net sales is recognized in the period that the sales achieved by the Company’s collaboration partner reach the thresholds as laid out in the agreement.

v.	Royalties earned

Royalties are earned at varying percentages of net product sales for certain periods as defined in the Company’s collaboration agreements, these royalties are recognized as revenue in the period in which a royalty report is received from the Company’s collaboration partners.

4)	Government grants and contracts

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

The amount expensed for unrecovered research costs, included in selling, general and administrative expenses during the three months ended March 31, 2019 and 2018 was $818,212 and $859,195, respectively.

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

Derivative liabilities

The Company had derivative financial instruments as of March 31, 2019 and December 31, 2018.

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

The Black-Scholes option valuation model was used to estimate the fair value of the warrants. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options.

Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument using the effective interest method.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Inventory

Inventory consists of consumables utilized in the Company’s research activities. These consumable inventories are valued at the lower of cost or net realizable value.

Adoption of Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FSAB”) issued Accounting Standards Update (“ASU”), No. 2016-02, Leases (Topic 842) (ASC 842)

The amendments in this update establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, an update which provides another transition method, the prospective transition method, which allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard on January 1, 2019 using the prospective transition method.

The Company has identified all leases and reviewed the leases to determine the impact of ASC 842 on its consolidated financial statements. The Company has elected to apply the practical expedient to certain classes of leases, whereby the separation of components of leases into lease and non-lease components is not required and all of the practical expedients to all leases, which include not reassessing (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The adoption of the new standard resulted in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet on January 1, 2019 of $59,682 and the subsequent amortization of the asset and the lease liability of $37,397. The adoption of ASU 2016-02, as amended, has had no impact on the unaudited condensed consolidated statements of operations or unaudited condensed consolidated statements of cash flows.

Recent accounting pronouncements

The FASB issued several updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and are not expected to have a material impact on the unaudited condensed consolidated financial statements upon adoption.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $2,753,653. For the year ended December 31, 2018, the Company incurred a net loss of $13,039,313. As of March 31, 2019, and December 31, 2018 the Company had accumulated deficits of $49,858,264 and $47,021,762, respectively. The Company’s working capital position has changed from a deficit of $4,594,570, including deferred revenue of $5,090,210 as of December 31, 2018, to a deficit of $6,895,355, including deferred revenue of $4,673,544 as of March 31, 2019. The deferred revenue includes an upfront payment on a collaboration agreement of $5,000,000. The Company’s working capital is insufficient to meet its short-term cash requirements and fund any future operating losses. These operating losses create an uncertainty about the Company’s ability to continue as a going concern. The Company’s plan, through the acquisition of the assets of Sanofi and Pfizer Research and the continued promotion of its services to existing and potential customers is to generate sufficient revenues to cover its anticipated expenses. The factors mentioned above raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve month period from May 15, 2019, although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, the management of the Company believes that the revenue to be generated from operations together with additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital or financing to fund ongoing operations.

4.	INVENTORY

Inventory represents the value of certain consumables utilized in the Company’s biological screening processes. These consumables are purchased in bulk and expensed as they are utilized.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2019	December 31, 2018

Prepaid insurance	$11,386	$35,723
Prepaid maintenance	133,553	73,992
Prepaid subscriptions	3,750	938
	$148,689	$110,653

6.	INTANGIBLE ASSETS

a.	Cell lines and discovery platform

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

The useful life ascribed to the cell lines is indefinite due to the proprietary nature of these internally generated cell lines and will be tested for impairment on a regular basis and the useful life of the acquired discovery platform is expected to be ten years based on the Company’s internal experience on the usefulness of internally generated procedures and protocols used in ion channel drug discovery procedures. The cell lines and discovery platform will be considered for impairment on a regular basis.

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

d.	Patents

The patents the Company holds and pending patent applications consist of the following:

●	Method for Detecting Binding Events Using Micro X-Ray Fluorescence Spectrometry, which includes an issued U.S. patent that is expected to expire in about 2021;

●	Flow Method and Apparatus for Screening Chemicals Using Micro X-Ray Fluorescence, which includes issued patents in the U.S., Europe, Japan and Singapore, such patents are expected to expire in 2022;

●	Method and Apparatus for Detecting Chemical Binding, which includes about 10 issued patents in the U.S., Europe, Japan and Singapore; such patents are expected to expire in 2023;

●	Drug Development and Manufacturing, which includes an issued U.S. patent that is expected to expire in about 2021;

●	Advanced Drug Development and Manufacturing, which includes about 20 issued foreign patents, in Europe, Japan, and Hong Kong, expected to expire in about 2026, and a pending application in the U.S. which, if issued, is expected to expire between 2021-2026;

●	Well Plate/Apparatus for Preparing Samples for Measurement by X-Ray Fluorescence Spectrometry, which includes issued over 15 issued patents in the U.S. Europe, and Japan, which are expected to expire in about 2028, and a pending application in the U.S. which, if issued, is also expected to expire in 2028;

●	Method and Apparatus for Measuring Protein Post Translational Modification, which includes a patent issued in Japan, which is expected to expire in about 2028 and pending applications in U.S. and Japan, which, if issued, are also expected to expire in about 2028;

●	Method and Apparatus for Measuring Analyte Transport Across Barriers, which includes 3 issued U.S. patents and issued patents in China and Hong Kong, which are expected to expire in about 2030/2031, and pending applications in U.S., Europe, and China, which, if issued, are also expected to expire in about 2030; and

●	Method for Analysis Using X-Ray Fluorescence, which includes 4 issued U.S. patents, which is expected to expire in 2031, and a pending U.S. patent application which, if issued, is expected to expire in 2031.

Intangible assets consist of the following:

	March 31, 2019			December 31, 2018
	Cost	Accumulated amortization and impairment	Net book value	Net book value
Cell lines	$5,153,664	$(153,164)	$5,000,500	$5,000,500
Discovery platform	1,450,500	(543,937)	906,563	942,825
Trade names and trademarks	637,500	-	637,500	637,500
Assembled workforce	282,500	(105,938)	176,562	183,625
Patents	972,000	(700,448)	271,552	284,473
	$8,496,164	$(1,503,487)	$6,992,677	$7,048,923

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	INTANGIBLE ASSETS (continued)

The aggregate amortization expense charged to operations was $56,246 for the three months ended March 31, 2019 and 2018.

Amortization expense for future periods is summarized as follows:

Amount

Remainder of 2019	$168,738
2020	224,984
2021	224,984
2022	224,984
2023 and thereafter	510,987
Total	$1,354,677

7.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	March 31, 2019			December 31, 2018
	Cost	Accumulated depreciation and impairment	Net book value	Net book value

Laboratory equipment	$3,249,075	$(1,482,576)	$1,766,499	$1,248,268
Computer software	1,122,632	(694,767)	427,865	648,578
Computer equipment	109,385	(71,886)	37,499	44,234
Leasehold improvements	75,511	(41,662)	33,849	41,765
	$4,556,603	$(2,290,891)	$2,265,712	$1,982,845

The aggregate depreciation charge to operations was $460,664 and $457,456 for the three months ended March 31, 2019 and 2018, respectively. The depreciation policies followed by the Company are described in Note 2.

8.	LEASES

Adoption of ASC Topic 842, "Leases"

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective method applied to leases that were in place as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840. The Company's portfolio of leases contains both finance and operating leases that relate primarily to real estate agreements and office equipment agreements. Substantially all of the value of the Company's lease portfolio relates to a real estate sub-lease agreement that was entered into in July 2016.

Practical Expedients and Elections

The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, the Company’s assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that exist prior to adoption of the new standard. The Company also elected to combine lease and non-lease components on the office equipment leases and elected the short-term lease recognition exemption for all leases that qualify.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	LEASES (continued)

Discount Rate

To determine the present value of minimum future lease payments for operating leases at January 1, 2019, the Company was required to estimate a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the "incremental borrowing rate" or "IBR").

Operating leases

Property leases

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the 5/1 ARM rate and applied a premium factor based on the Company’s present financial position and emerging growth status, the Company determined that 6.14 percent was an appropriate incremental borrowing rate to apply to its real-estate operating lease.

Office equipment leases

The Company determined the appropriate IBR by calculating the rate implicit in the agreement based on the cost of the equipment, if purchased outright, the expected residual value and the term of the lease installments. The interest rate implicit in these agreements ranged from 23% to 50%. The weighted average discount rates for the office equipment operating leases was 43.1%.

Finance Leases

Laboratory equipment leases

The Company has financed several items of laboratory equipment through vendor financing. The appropriate IBR was calculated by using the rates implicit in the agreements based on the cost of the equipment, the finance lease term and the regular installments due.

The weighted average discount rates for operating and finance leases are as follows:

Operating leases	8.1%
Finance leases	8.8%

Right of use assets

Right of use assets are included in the unaudited condensed consolidated Balance Sheet are as follows:

March 31, 2019

Non-current assets
Right of use assets, operating leases, net of amortization	$22,285
Right of use assets, finance leases, net of depreciation – included in plant and equipment	$681,419

The Company acquired laboratory equipment on January 24, 2019 for a purchase consideration of $613,958 and a two year maintenance contract associated with the equipment of $50,341 in terms of a deferred purchase arrangement. The total amount funded by the vendor was $655,133 repayable in twenty-four equal monthly installments of $29,965.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	LEASES (continued)

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

Three months ended March 31, 2019

Operating lease expense	$39,198

Finance lease expense
Depreciation of capitalized finance lease assets	49,000
Interest expense on finance lease liabilities	11,941

Total lease cost	$100,139

Depreciation of assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease.

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases are as follows:

Amount

Remainder of 2019	$366,720
2020	378,827
2021	29,965
Total undiscounted minimum future lease payments	775,512
Imputed interest	(66,194)

Total finance lease liability	$709,318

Disclosed as:
Current portion	$380,995
Non-current portion	328,323
$709,318

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	LEASES (continued)

Maturity of Leases (continued)

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2019	$22,262
2020	2,112
Total undiscounted minimum future lease payments	24,374
Imputed interest	(2,089)

Total operating lease liability	$22,285

Disclosed as:
Current portion	$21,038
Non-current portion	1,247
$22,285

9.	OTHER PAYABLES AND ACCRUED EXPENSES

	March 31, 2019	December 31, 2018

Bonus accrual	$594,988	$508,550
Payroll liabilities	53,232	275,001
Severance cost accrual	-	30,541
Other	212,416	108,365
	$860,636	$922,457

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

Deferred revenue consists of the following:

Revenue received in advance from customers

Payments received in advance from customers in terms of the MSA agreements entered into with customers, including the MSA agreement entered into with Sanofi on July 15, 2016. Revenue is recognized on a monthly basis upon agreed rates for the number of employees assigned to certain Sanofi projects and is offset against the payments received from Sanofi in terms of the agreed upon payment schedule, the remaining excess payments received is deferred revenue and is expected to be realized within a 15 month period.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	DEFERRED REVENUE (continued)

Upfront payments from license agreement

The Company entered into a license agreement with F.Hoffmann-La Roche Ltd. (“Roche”), on December 4, 2018, whereby, in terms of the agreement Roche paid the Company an upfront payment of $5,000,000. This upfront payment is recognized as revenue over the initial contact timeline as outlined in the license agreement.

The license agreement entered into with Roche is a multiple-element license agreement that has different revenue generating elements embodied in the agreement. These revenue generating elements include:

i.	Upfront payments

The Company received an upfront payment of $5,000,000 that will be recognized as revenue over the initial contact timeline as outlined in the license agreement.

ii.	FTE based research payments

The Company receives ongoing revenue for FTE based time spent on the collaboration projects, this revenue is recognized as the services are rendered.

iii.	Development milestones

Revenue contingent upon the achievement of certain agreed upon development milestones is recognized in the period that the development milestone is achieved. The achievement of a development milestone is when the Company’s collaboration partner agrees that the requirements stipulated in the agreement have been met.

iv.	Sales based events

Revenue based on the achievement of certain calendar year net sales is recognized in the period that the sales achieved by the Company’s collaboration partner reach the thresholds as laid out in the agreement.

v.	Royalties earned

Royalties are earned at varying percentages of net product sales for certain periods as defined in the Company’s collaboration agreements, these royalties are recognized as revenue in the period in which a royalty report is received from the Company’s collaboration partners.

The movement in deferred revenue is as follows:

	March 31, 2019	December 31, 2018

Opening balance	$5,090,210	$219,828
Cash received in advance	1,599,100	9,249,998
Revenue recognized	(2,015,766)	(4,379,616)
	$4,673,544	$5,090,210

11.	DEFERRED PURCHASE CONSIDERATION

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

Deferred purchase consideration is disclosed as follows:

	March 31, 2019	December 31, 2018
Deferred purchase consideration
Opening balance	$9,754,071	$9,856,458
Interest due on deferred purchase consideration	46,008	126,576
Repayment	(182,857)	(228,963)
Closing balance	9,617,222	9,754,071

Present value discount on future payments
Opening balance	(1,118,261)	(1,417,336)
Imputed interest expense	65,577	299,075
Closing balance	(1,052,684)	(1,118,261)

Deferred purchase consideration, net	$8,564,538	$8,635,810

Disclosed as follows:
Short-term portion	$2,600,000	$2,450,000
Accrued interest	17,222	54,071
Long-term portion	5,947,316	6,131,739
Deferred purchase consideration, net	$8,564,538	$8,635,810

12.	BRIDGE NOTES PAYABLE

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	BRIDGE NOTES PAYABLE (continued)

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

The movement on bridge notes is as follows:

	March 31, 2019	December 31, 2018
Bridge note liability
Opening balance	$311,507	$-
Bridge notes raised	-	500,000
Interest accrued	7,397	19,123
Repayment	-	(207,616)
Closing balance	318,904	311,507

Discount on bridge notes
Opening balance	(45,539)	-
Fair value of warrants issued	-	(116,485)
Amortization of bridge note discount	17,637	71,126
Closing balance	(27,902)	(45,359)

Bridge notes, net	$291,002	$266,148

Disclosed as follows:
Short-term portion	$272,098	$254,641
Accrued interest	18,904	11,507
	$291,002	$266,148

13.	TERM LOAN PAYABLE

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

The Company and Icagen-T used the proceeds from the respective Term Loans (i) for general working capital purposes, including, without limitation, business development and licensing purposes, (ii) to repay the convertible debt disclosed in note 14 below; and (iii) to pay fees, costs and expenses incurred in connection with the transactions contemplated by the Credit Agreements.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	TERM LOAN PAYABLE (continued)

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	TERM LOAN PAYABLE (continued)

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

In connection with the entry of the Credit Agreements, on August 31, 2018, the Company issued to Perceptive, or its registered assigns, a warrant (the “Warrant”) to purchase 723,550 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Warrant is exercisable for a period of seven years from the Closing Date and the per-share exercise price of $3.50, subject to certain adjustments as specified in the Warrant (the “Exercise Price”). Upon any exercise of the Warrant, the Exercise Price is payable in cash or, at Perceptive’s option, by withholding a number of shares of Common Stock then issuable upon exercise of the Warrant with an aggregate fair market value equal to the aggregate Exercise Price. The Warrant also contains customary anti-dilution adjustments and price protection.

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	TERM LOAN PAYABLE (continued)

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

The movement on the term loans is as follows:

	March 31, 2019	December 31, 2018
Term Loan
Opening balance	$15,408,897	$-
Term loan issued	-	15,250,000
Interest accrued	467,281	627,330
Repayments	(465,443)	(468,433)
Closing balance	15,410,735	15,408,897

Debt discount
Opening balance	(2,544,304)	-
Debt issuance costs	5,319	(1,006,944)
Fair value of warrants	-	(1,746,065)
Amortization of debt discount	158,812	208,705
Closing balance	(2,380,173)	(2,544,304)

Term Loan, net	$13,030,562	$12,864,593

Disclosed as follows:
Accrued interest	$160,735	$158,897
Long-term portion	12,869,827	12,705,696
	$13,030,562	$12,864,593

Subsequent to March 31, 2019, the Company paid the accrued interest of $160,735.

14.	CONVERTIBLE LOAN PAYABLE

On May 15, 2017, the Company, and its wholly owned subsidiary, Icagen-T, Inc. (“Icagen-T”), entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which (i) the Company issued to the Purchaser a three year Senior Secured Convertible Note (“Company Note”), which was to mature on May 15, 2020, and bore interest at the rate of 13% per annum, in the aggregate principal amount of $2,000,000 for cash proceeds of $1,920,000 after an original issue discount of $80,000, before deal related expenses; and (ii) Icagen-T issued to the Purchaser a three year Senior Secured Convertible Note (“Icagen-T Note”), which was to mature on May 15, 2020, and bore interest at the rate of 13% per annum, in the aggregate principal amount of $8,000,000 for cash proceeds of $7,680,000 after an original issue discount of $320,000, before transaction related expenses. The Company Note and the Icagen-T Note (collectively, the “Convertible Notes”) were each convertible into shares of common stock at a conversion price of $3.50 per share.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	CONVERTIBLE LOAN PAYABLE (continued)

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

In addition, pursuant to the Securities Purchase Agreement, the Company and Icagen-T had agreed to provide certain registration rights if Rule 144 under the Securities Act, is unavailable, for the Warrant Shares.

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	CONVERTIBLE LOAN PAYABLE (continued)

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

On August 31, 2018 the Company raised an aggregate of $15,250,000 in principal amount of term loans from a third party institutional investor (note 13 above) and exercised its right to redeem the convertible notes in the principal amount of $10,000,000 that had been issued in May 2017 by the payment of the aggregate principal outstanding amount of $10,000,000, plus accrued interest thereon of $108,333 and an early redemption cash payment of $200,000. The Company recorded a net gain on extinguishment of $495,783 of convertible debt, related accrued interest, derivative liability, unamortized discount and early redemption cash payment during the year ended December 31, 2018.

The movement on convertible debt is as follows:

December 31, 2018
Convertible debt
Opening balance	$10,108,333
Interest accrued	866,667
Early settlement penalty	200,000
Repayments	(11,175,000)
Closing balance	-

Debt discount
Opening balance	(4,138,206)
Amortization of debt discount	950,163
Release of debt discount on extinguishment of convertible debt	3,188,043
Closing balance	-

Convertible debt, net	$-

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	DERIVATIVE LIABILITY

The Purchaser Warrants issued to the note holders, disclosed in note 14 above, had variable priced conversion rights which could adjust whenever new securities were issued at prices lower than the current exercise price of the Purchaser Warrants issued to note holders as well as a possible cash settlement option upon the happening of a fundamental event. This gave rise to a derivative financial liability, which was initially valued upon the issue of the Purchaser Warrants using a Black-Scholes valuation model. The Purchaser Warrants issued in connection with the Convertible Notes were valued at $1,448,629.

Between April 2018 and August 2018 the Company closed four tranches of the Series C Preferred units, discussed in note 16 below. Each Preferred Series C unit includes warrants exercisable over 28,571 shares of common stock at an initial exercise price of $3.50 per share subject to anti-dilution pricing adjustments and a cash settlement option upon the happening of a fundamental event. This gave rise to a derivative financial liability which was initially valued using a Black Scholes valuation model at $1,858,663.

On August 31, 2018, in connection with the entry into the Credit Agreements described in note 13 above, the Company issued to Perceptive, or its registered assigns, a warrant to purchase 723,550 shares of the Company’s common stock, par value $0.001 per share. The warrant is exercisable for a period of seven years from August 31, 2018 and the per-share exercise price is $3.50, subject to certain adjustments as specified in the warrant (the “Exercise Price”). Upon any exercise of the Warrant, the Exercise Price is payable in cash or, at the holder’s option, by withholding a number of shares of Common Stock then issuable upon exercise of the Warrant with an aggregate fair market value equal to the aggregate Exercise Price. The Warrant also contains customary anti-dilution adjustments and price protection. The pricing adjustments stipulated in the warrant give rise to a derivative liability which was initially valued using a Black Scholes valuation model at $1,746,065.

The following assumptions were used in the Black-Scholes valuation model:

Three months ended March 31, 2019

Calculated stock price	$3.50
Risk free interest rate	2.2 to 2.3%
Valuation period	3.1 to 6.4 years
expected volatility of underlying stock	80.1% to 82.2%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	March 31, 2019	December 31, 2018

Opening balance	$5,178,598	$4,168,964
Derivative liability on warrants issued to term loan note holders and series C preferred stockholders	-	3,604,728
Extinguishment of derivative liability on convertible debt	-	(3,890,826)
Mark-to-market adjustment	230,268	1,295,732
Closing balance	$5,408,866	$5,178,598

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	PREFERRED STOCK

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

Series A 8% convertible, redeemable preferred stock (“Series A Stock”)

Series A Stock consists of 400,000 designated shares of $0.001 par value each, 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018.

Series B convertible preferred stock (“Series B Stock”)

Series B Stock consists of 3,000,000 designated shares of $0.001 each, 0 shares outstanding as of March 31, 2019 and December 31, 2018.

Series C convertible, redeemable preferred stock (“Series C Stock”)

Series C Stock consists of 1,142,856 authorized shares of $0.001 each, of which 799,989 shares are issued and outstanding as of March 31, 2019 and December 31, 2018.

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	PREFERRED STOCK (continued)

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

During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company has accrued dividends of $82,849 and $224,778, respectively on the Series C Stock.

17.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 6,720,107 shares issued and 6,393,107 shares outstanding as of March 31, 2019 and December 31, 2018.

18.	WARRANTS

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	WARRANTS (continued)

A summary of the Company’s warrant activity during the period January 1, 2018 to March 31, 2019 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2018	3,179,784	$3.50 to $4.20	$3.50
Granted	1,598,539	3.50	3.50
Forfeited/cancelled	(75,000)	4.20	4.20
Exercised	-	-	-
Outstanding December 31, 2018	4,703,323	3.50 to 3.85	3.51
Granted	-	-	-
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding March 31, 2019	4,703,323	$3.50 to $3.85	$3.51

The following table summarizes warrants outstanding and exercisable as of March 31, 2019:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price

$3.50	4,559,922	3.34		4,559,922
$3.85	143,401	1.25		143,401
	4,703,323	3.27	$3.51	4,703,323	$3.51

The Warrants outstanding at March 31, 2019 have an intrinsic value of $0.

19.	STOCK OPTIONS

In October 2005, the board of directors adopted the Caldera Pharmaceuticals, Inc. 2005 Stock Option Plan (the “Plan”), which permitted awards of incentive and nonqualified stock options and other forms of incentive compensation to employees and non- employees such as directors and consultants. The Board had set aside 1,500,000 shares of common stock for issuance upon exercise of grants made under the Plan. Options granted under the Plan vest either immediately or over a period of up to two years, and expire 1 year to 10 years from the grant date. In terms of the Plan agreement, the plan expired during October 2015, ten years after its adoption, therefore there are no further options available under this plan for future grants.

On December 9, 2015, the board of directors approved the 2015 Stock Incentive Plan which was approved by the Company’s stockholders exercising approximately 50.2% of the Company’s voting power. The plan became effective on March 26, 2016, 20 days following the mailing of an information statement to the Company’s stockholders.

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

On December 4, 2018, the board of directors approved the 2018 Stock Incentive Plan which was approved by the Company’s stockholders exercising approximately 51.5% of the voting power. The plan became effective on December 31, 2018, 20 days after the mailing of an information statement to the Company’s stockholders.

The 2018 Stock Incentive Plan (“the 2018 Plan”) provides the directors, officers, employees and consultants of the Company with appropriate incentives and rewards to encourage them to enter into and continue in the employ or service of the Company, to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individuals in fulfilling long-term corporate objectives. The board of directors set aside 2,000,000 shares of common stock for issuance upon exercise of grants made under the 2018 Plan. Options granted under the 2018 Plan vest either immediately or over a period of time, determined at the grant date and will expire over a period of time, determined at the grant date.

Options exercisable for 12,986 and 113,946 shares of common stock for the three months ended March 31, 2019 and the year ended December 31, 2018 expired and were cancelled.

A summary of all of the Company’s option activity during the period January 1, 2018 to March 31, 2019 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2018	1,419,959	$0.40 to $11.42	$3.59
Granted	1,005,000	3.50	3.50
Forfeited/cancelled	(113,946)	3.50	3.50
Exercised	-	-	-
Outstanding December 31, 2018	2,311,013	0.40 to 11.42	3.55
Granted	-	-	-
Forfeited/cancelled	(12,986)	3.50	3.50
Exercised	-	-	-
Outstanding March 31, 2019	2,298,027	$0.40 to $11.42	$3.55

The following tables summarize information about stock options outstanding as of March 31, 2019:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.40	15,000	3.08		15,000
$3.00	312,500	3.96		312,500
$3.50	1,817,236	8.40		1,026,495
$4.00	8,791	0.78		8,791
$5.00	128,500	1.74		128,500
$11.42	16,000	2.42		16,000

	2,298,027	7.32	$3.55	1,507,286	$3.58

The weighted-average grant-date fair values of options granted during the year ended December 31, 2018 was $2,801,944 ($2.79 per share). As of March 31, 2019, there were unvested options to purchase 790,741 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $2,002,469 which is expected to be recognized over a period of 32 months.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	STOCK OPTIONS (continued)

Stock option-based compensation expense totaled $263,938 and $153,908 for the three months ended March 31, 2019 and 2018, respectively.

Stock options outstanding as of March 31, 2019 as disclosed in the above table, have an intrinsic value of $202,750.

20.	INTEREST EXPENSE

Interest expense consists of the following:

	Three months ended March 31, 2019	Three months ended March 31, 2018

Imputed interest	$(65,577)	$(74,769)
Debt discount	(176,269)	(335,385)
Interest expense	(532,994)	(349,028)
Other	-	(540)
	$(774,840)	$(759,722)

21.	NET LOSS PER COMMON SHARE

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

 For the three months ended March 31, 2019 and 2018, the following options, warrants and convertible loans were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

	Three months ended March 31, 2019	Three months ended March 31, 2018

Stock options	2,298,027	1,382,945
Warrants	4,703,323	3,119,784
Convertible securities	799,989	2,857,143
	7,801,339	7,359,872

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22.	RELATED PARTIES

 There were no transactions with related parties during the three months ended March 31, 2019.

23.	COMMITMENTS AND CONTINGENCIES

As a result of the agreements that the Company entered into with Pfizer Research (NC), the Company is obligated to; (i) make additional payments in terms of the Asset Purchase and Collaboration Agreement that it entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter is being deferred and paid as one lump sum with the payment being made the quarter ended March 31, 2019, bearing interest at 12.5% per annum, which interest is payable quarterly; (ii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer Research (NC) for the period July l, 2015 to April 30, 2019 with annual escalations of 3.5%, estimated to be $11,970.

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

24.	SUBSEQUENT EVENTS

On April 29, 2019, the Company granted ten-year options exercisable for 628,883 shares of common stock, at an exercise price of $3.50 per share, under the 2018 Plan. Included in the grant are ten-year options exercisable for 154,616 and 75,267 shares of common stock, at an exercise price of $3.50 per share, with immediate vesting, granted to Richard Cunningham, the Company’s Chief Executive Officer, and Douglas Krafte, the Company’s Chief Scientific Officer, respectively. The remaining the options exercisable for 399,000 shares of common stock were issued to employees of the Company with a three year vesting term.

Effective April 30, 2019, the Company entered into a thirty six month operating lease agreement for approximately 11,207 square feet located at Suite 350 and /suite 380, 4222 Emperor Boulevard, Durham, North Carolina. The undiscounted future minimum lease payments in terms of the lease amount to $727,446. The operating lease will be recorded as a Right of Use asset on the Company’s Balance Sheet with effect from April 30, 2019. The Company has a right to terminate the lease on the last day of the twenty fourth month upon twelve months’ notice and the payment of three months of base rent in effect on the termination date. The Company is obligated to pay a deposit of $19,612 on commencement of the lease.

Other than disclosed above, the Company has evaluated subsequent events through the date of the unaudited condensed consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on April 12, 2019. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Overview and financial condition

Icagen is a drug discovery company with a focus in Neuroscience and Rare Disease. The Icagen platform is unique as it integrates our current state of the art drug discovery engine along with an artificial intelligence (AI) computational platform that enables an accelerated path to drug discovery.

Our business model is focused on research collaborations and partnerships with large pharmaceutical and biotechnology companies and foundations who we partner with to support the discovery and development of innovative pharmaceuticals. These revenue-generating partnerships provide current funding while our co-owned pipeline of drug candidates provides the potential of additional significant long-term upside through milestone and royalty payments in new partnerships. The development and commercialization expense of these assets is being partially funded by our partners. In addition, the Company also retains a CRO-based fee-for-service revenue stream as a component of the business model.

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

More recently, we have begun to focus on partnership and collaboration opportunities with third parties, and we have entered into two such collaborations that provide us with an opportunity to derive revenue not only from our standard fees for integrated early discovery services but also from future milestone and royalty revenue from product candidates that may be developed and commercialized with our aid. We have developed an in-house portfolio of assets targeting different indications that we believe would be ideal candidates for partnership opportunities.

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

For the three months ended March 31, 2019 and for the year ended December 31, 2018, 100% of our revenue was derived from commercial revenues. For the year ended December 31, 2017, 56.2% of our revenue was derived from commercial revenues, 42.4% was derived from deferred subsidy revenue and 1.4% was generated from Government revenue. Despite generating funds from commercial customers and collaborations/partnerships, we continue to experience losses and during 2018 raised money from the issuance of our Series C Preferred Stock, our Term Loans and our Subordinated Notes in order to fund our operations. We believe that our existing cash and cash equivalents, including the $5,000,000 up front fee that we received from Roche and the $2,800,000 that we raised from our recent sale of shares of Series C Preferred Stock, the $500,000 that we raised from the sale of our Subordinated Notes and the $15,250,000 that we raised from the sale of the Term Loans, of which $10,200,000 was used to repay our convertible debt, will not be sufficient to meet our anticipated cash needs for the next twelve months. We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raise substantial doubt of our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

Prior to our acquisition of the Icagen assets, substantially all of our revenue was derived from government grants related to the use of our XRpro technology. To date, we had been granted twenty-one grants and contracts from United States governmental agencies; of which nine were granted from the Department of Defense and twelve were granted from the National Institutes of Health. All historical grants and contracts have been completed and paid for in full.

As a result of the agreements that we entered into with Pfizer Research we have incurred significant obligations including the obligation: (i) make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter is being deferred and paid as one lump sum with the payment being made for the quarter ended March 31, 2019, bearing interest at 12.5% per annum, which interest is payable quarterly; (iii) make minimum lease payments in terms of a sub-lease agreement entered into with Pfizer for the period July l, 2015 to April 30, 2019 with annual escalations of 3.5%, estimated to be $11,970 as of March 31, 2019.

Discussions with respect to our operations included herein include the operations of our operating subsidiaries, Icagen Corp and Icagen-T, Inc. We have another two subsidiary companies, Caldera Discovery Inc. and XRpro Sciences Inc., which have always been dormant.

Results of Operations for the three months ended March 31, 2019 and the three months ended March 31, 2018

Revenues

Revenues was $3,460,511 and $3,081,149 for the three months ended March 31, 2019 and 2018, respectively, representing an increase of $379,362 or 12.3%. All of our revenues were derived from commercial customers. The increase in revenue over the prior year is due to the recognition of the upfront payment and the FTE fees generated during the three months ended March 31, 2019 from the collaboration agreement entered into with Roche and the CFF in the prior year, offset by a decline in revenues from Sanofi, in terms of our agreement with them. We have also seen a decline in certain ad-hoc revenue as we shift our business towards more collaborative long-term revenue relationships.

We continue to market our services to several pharmaceutical and biotechnology companies with a bias towards collaborative drug discovery arrangements. We believe that we have a comprehensive product offering and substantial credibility to offer a full range of products including the advantages and value propositions of the XRpro® technology. While we are optimistic about our prospects, there can be no assurance about whether or when our products will generate sufficient revenues with adequate margins in order for us to be profitable.

Cost of goods sold

Cost of goods sold was $2,042,987 and $2,649,315 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $606,328 or 22.9%. Cost of goods sold is primarily comprised of direct expenses related to providing our services to our customers. These direct expenses include salary expenses directly related to our statements of work and research contracts including those of our scientific personnel expenses, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts.

●	The salary expense included in cost of goods sold for the three months ended March 31, 2019 and 2018, respectively was $1,167,574 and $1,623,190, a decrease of $455,616 or 28.1%. This is primarily due to a reduction in the number of personnel at our Tucson facility, and a change in our bonus policy and the number of personnel working on Sanofi projects, partially offset by new business, including the Roche and Cystic Fibrosis collaboration agreements. For additional information regarding salary expense reference is made to the discussion of total salary expense in selling, general and administrative expenses below.

●	The laboratory supplies and direct materials included in cost of goods sold for the three months ended March 31, 2019 and 2018, respectively was $714,148 and $852,719, a decrease of $138,571 or 16.3%, the decrease is due to a reduction in usage of expensive consumables during the current period and the decrease in work performed for Sanofi at our Tucson site.

●	Outside contractors’ cost included in cost of goods sold for the three months ended March 31, 2019 and 2018, respectively, amounted to $161,265 and $121,065, an increase of $40,200 or 33.2% is due to third party maintenance expenditure which is amortized over the period of the maintenance contract. New contracts were entered into for both facilities during the current period.

Gross profit

Gross profit was $1,417,524 and $431,834 for the three months ended March 31, 2019 and 2018, respectively, an increase of $985,690, or 228.3%. The increase in gross profit is primarily due to the increase in revenue and the reduction in payroll costs, as discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses was $2,649,159 and $2,992,321 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $343,162 or 11.5%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended March 31,		Increase/	Percentage
	2019	2018	(decrease)	change

Marketing and selling expenses	$5,342	$35,262	$(29,920)	(84.9)%

Payroll expense	496,877	766,228	(269,351)	(35.2)%

Research and development salaries	818,212	859,195	(40,983)	(4.8)%

Directors fees	55,000	55,000	-	-%

Stock option compensation charge	263,938	153,907	110,031	71.5%

Legal fees	43,077	118,197	(75,120)	(63.6)%

Consulting fees	119,245	136,470	(17,225)	(12.6)%

Facilities expense	555,610	601,119	(45,509)	(7.6)%

Travel expenditure	51,834	24,562	27,272	111.0%

Other expenses	240,024	242,381	(2,357)	(1.0)%

	$2,649,159	$2,992,321	$(343,162)	(11.5)%

The decrease in marketing expenditure over the prior period is primarily due a change in strategy with less reliance placed on developing a comprehensive Contract Research Organization (“CRO”) business model and focusing on collaborative agreements with specific customers, therefore less marketing effort was required during the current period.

Total salary expenses are allocated to the various expense categories detailed below depending on the level of activity of our employees on our commercial projects, internal research and development expenses and administrative activities. An increase in activity on projects will result in an increase in salary expense charged to cost of goods sold with a corresponding decrease in salary expense charged to research and development. A comparison of salary expenses is presented below.

Total salary expenditure for the three months ended March 31, 2019 and 2018, respectively is included in the following expense categories:

	Three months ended March 31,		Increase/	Percentage
	2019	2018	(decrease)	change

Cost of goods sold	$1,167,574	$1,623,190	$(455,616)	(28.1)%

Selling, general and administrative expenses	496,877	766,228	(269,351)	(35.2)%

Research and development salaries	818,212	859,195	(40,983)	(4.8)%

	$2,482,663	$3,248,613	$(765,950)	(23.6)%

The decrease in total salary expenditure of $765,950 or 23.6% is primarily due to the restructure of our operations with the restructure of our management team and the streamlining of operations at our Tucson site. We also changed our policy of accruing for bonuses which is now milestone based and will only be accrued on the achievement of specific milestones.

The payroll expense charged to cost of goods sold decreased by $455,616 or 28.1% due to the reasons discussed under cost of goods sold above and the elimination of the bonus accrual in the current period.

The payroll expense charged to Selling, general and administrative expenses decreased by $269,351 or 35.2%, primarily due to the restructure of our Tucson management team and the streamlining of our operations, together with a reduction in the overall bonus accrual for management.

The research and development salaries decreased by $40,983 or 4.8% primarily due to the streamlining of operations at our Tucson facility by the reduction in scientific staff at our Tucson facility.

Directors’ cash fees remained the same as the prior year, with no increase in directors’ headcount and with approved fees retained at prior year levels.

The stock option compensation charge increased by $110,031 or 71.5%. The charge for each period is dependent upon the number of options granted, any new options issued, the value of the options and the vesting schedule of these options. During November 2018, 1,005,000 options to purchase shares of common stock were issued to our directors, executive officers and consultants. These options resulted in an increased expense in the current period as approximately 287,500 of these options vested immediately with the balance vesting over a period of twelve to thirty six months.

Legal fees decreased by $75,120 or 63.6%. The decrease is primarily due to a reduction in our general corporate legal fees due to lower funding activity taking place during the current period.

The decrease in consulting fees of $17,225 or 12.6% is primarily due to the reduction in technical consulting expenses incurred at our Tucson Facility where an outside consultant assisted us with the Cystic Fibrosis collaboration agreement.

Facilities expense decreased by $45,509 or 7.6%, primarily due to a decrease in outside services such as cleaning and janitorial, and security services.

Travel expenditure increased by $27,272 or 111.0%, primarily due to additional travel incurred by our CSO and CEO in managing the Tucson facility as well as additional travel for our scientific personnel associated with our collaboration agreements.

Other expenses represent various insignificant individually insignificant expenses.

Depreciation and Amortization

Depreciation expense was $460,664 and $457,456 for the three months ended March 31, 2019 and 2018, respectively, an increase of $3,208 or 0.7%. The depreciation expense is primarily made up of depreciation of our laboratory equipment and software licensing, which makes up the majority of our capital assets.

Amortization expense was $56,246 for the three months ended March 31, 2019 and 2018.

Other income

Other income was $0 and $6,384 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $6,384 or 100.0%. Other income in the prior year consisted on proceeds received for assets held for resale.

Interest expense

Interest expense was $774,840 and $759,722 for the three months ended March 31, 2019 and 2018, respectively. The interest expense is primarily made up of the following; (i) Imputed interest cost of $65,577 and $74,769 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $9,192 or 12.3%, the imputed interest is based on the length of time to repay the Pfizer deferred purchase consideration based on our future revenue projections and minimum payments we are required to make; (ii) amortization of debt discount of $176,269 and $335,385 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $159,116 or 47.4%, The decrease is primarily due to the amortization of discount associated with the GBP convertible debt which was repaid in August 2018; (iii) interest expense of $532,994 and $349,028 for the three months ended March 31, 2019 and 2018, respectively, an increase of $183,966 or 52.7%, the increase is primarily due to the increase in borrowing from $10,000,000 in 2018 to $15,250,000 in 2019, the interest due on bridge notes still outstanding and the interest incurred on the Pfizer deferred purchase consideration.

Derivative liability movement

Derivative liability movement was a loss of $(230,268) and a gain of $95,086 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $325,354. The debit during the current period represents the mark to market of the derivative liability raised on the warrants issued with the prior period convertible debt and the Series C Preferred stock warrants, with variable pricing options and possible cash settlement upon the occurrence of a fundamental event.

Net loss

Net loss was $2,753,653 and $3,732,441 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $978,788 or 26.2%. The decrease in net loss is attributable to the improvement in revenues, the reduction in cost of goods sold, thereby increasing our gross profit by $985,690, a reduction in our selling, general and administrative expenses of $343,162, offset by a slight increase in overall interest expenditure, as discussed above.

Liquidity and Capital Resources

We have a history of operating losses and net losses since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants, settlement of lawsuits and more recently from debt funding, commercial customers and subsidy income. Although, we are generating revenue from commercial customers, we continue to experience losses and may need to raise additional funds in the future to meet our working capital requirements. To date, we have never generated sufficient cash from operations to pay our operating expenses. We have received $28,250,000 from Sanofi and despite the $3,750,000 we expect to derive from Icagen-T for services provided to Sanofi over the next fifteen months, we expect our expenses to increase as our operations expand and our expenses may continue to exceed such revenue. During the year ended December 31, 2018, we raised an additional $2,800,000 through the issuance of shares of our Series C Preferred stock, an additional $500,000 through the issuance of Bridge Notes and a further $15,250,000 in Term Loans of which $10,200,000 was utilized to settle convertible debt outstanding. As of March 31, 2019, despite our fund raising efforts mentioned in the preceding sentence, we had not generated sufficient additional revenue from operations to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. We anticipate that our current cash and cash equivalents, including cash derived from the Series C Preferred Stock issued, the term loans and the bridge notes will not be sufficient to meet our operating needs for at least the next three months without additional revenue derived from operations or collaborations. If we should require additional capital, we may consider multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

As of March 31, 2019, we had cash totaling $2,683,146, other current assets totaling $1,652,533 and total assets of $13,856,340. We had total current liabilities of $11,231,034 and a net working capital deficit of $6,895,355. Total liabilities were $35,786,613 including net deferred purchase consideration of $8,547,316. The deferred purchase consideration includes a net present value discount of $1,052,684 (made up of a gross present value discount of $2,468,700 less imputed interest movements of $1,416,016), the gross amount still due in terms of the acquisition agreement with Pfizer, Inc., is $9,600,000 after the payment of $400,000 to date, based on a potential earn out charge of the greater of (i) 10% of gross revenues commencing in January 2017 per quarter and (ii) $250,000 per quarter, up to a maximum of $10,000,000 of which amounts in excess of $50,000 can be deferred and $200,000 was deferred for the quarters ended March 31, 2017 through to, December 31, 2018. The deferred amount bears interest at a rate of 12.5% per annum. Our stockholders’ deficit amounted to $21,930,273.

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

Cash Flows

An analysis of our cash flows from operating, investing and financing activities for the three months ended March 31, 2019 and 2018 is provided below.

	Three months ended March 31,		Increase/	Percentage
	2019	2018	(decrease)	change

Net cash used in operating activities	$(1,237,168)	$(1,824,387)	$587,219	(32.2)%

Net cash used in investing activities	(843,531)	(279,665)	(563,866)	201.6%

Net cash provided by financing activities	644,787	429,313	215,474	50.2%

Net decrease in cash and cash equivalents	$(1,435,912)	$(1,674,739)	$238,827	(14.3)%

Net cash used in operating activities was $(1,237,168) and $(1,824,387) for the three months ended March 31, 2019 and 2018, respectively. The decrease in cash used in operating activities was primarily due to the following:

	Three months ended March 31,		Increase/	Percentage
	2019	2018	(decrease)	change

Net loss	$(2,753,653)	$(3,732,441)	$978,788	(26.2)%

Adjustments for non-cash items	1,252,962	982,678	270,284	27.5%

Changes in operating assets and liabilities	263,523	925,376	(661,853)	(71.5)%

Net cash used in operating activities	$(1,237,168)	$(1,824,387)	$587,219	(32.2)%

The decrease in net loss is discussed under net loss in the results of operations for the three months ended March 31, 2019 and 2018, respectively.

The change in adjustments for non-cash items of $270,284 is primarily due to; i) an increase in the movement of derivative liabilities of $325,354; ii) the increase in the movement of stock based compensation of $110,030 primarily due to the number of options issued during November 2018 which are being amortized in the current period; and offset by iii) the decrease in the amortization of debt discount of $159,116, primarily due to the extinguishment of the GPB debt in the prior year together with the debt discount associated therewith.

The decrease in the movement in operating assets and liabilities of $(661,853) included (i) a decrease in the movement in accounts payable balances of $485,492; (ii) a decrease in the movement of deferred revenues of $416,667 due to the recognition of revenue from upfront payments; (iii) a decrease in the movement of other payables and accrued expenses, primarily due to the timing of the payment of payroll liabilities during the current period; offset by; (iv) the increase in the movement of receivables balances of $498,780, primarily due to certain collaboration customers providing us with upfront payments on FTE and Consumable expenditure to be incurred ;

Net cash used in investing activities increased by $563,866 primarily due to the acquisition of new laboratory equipment during the current period to increase our efficiencies and the payment of deferred purchase consideration of $100,000 during the current period.

Net cash provided by financing activities increased by $215,474, primarily due to; i) the funding of the laboratory equipment mentioned above of $655,133, a reduction in the movement of repayment of finance leases of $55,022 and the proceeds received on Series C preferred stock of $500,000 in the prior period.

Capital Expenditures

Our current plan is to purchase equipment and software to ensure that the Tucson Facility and the Icagen NC Facility function efficiently and that we are able to support the commercialization efforts of the Company. We anticipate that we would need to spend an additional $1,200,000 on necessary software and approximately $300,000 on equipment over the next twelve months.

Other Commitments

As a result of the agreements that we entered into with Pfizer we are obligated; (i) make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter is being deferred and paid as one lump sum with the payment being made the quarter ended March 31, 2019, bearing interest at 12.5% per annum, which interest is payable quarterly.

We have recently entered into a thirty six month operating lease agreement for approximately 11,207 square feet located at Suite 350 and suite 380, 4222 Emperor Boulevard, Durham, North Carolina. The undiscounted future minimum lease payments in terms of the lease amount to $727,446. The Company is obligated to pay a deposit of $19,612 on commencement of the lease.

The amount of future minimum lease payments under finance leases as of March 31, 2019 are as follows:

Amount

Remainder of 2019	$366,720
2020	378,827
2021	29,965
Total undiscounted minimum future lease payments	$775,512

The amount of future minimum lease payments under operating leases as of March 31, 2019, are as follows:

Amount

Remainder of 2019	$22,262
2020	2,112
Total undiscounted minimum future lease payments	$24,374

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item IA, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on April 12, 2019. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Risk related to the Company

We have a history of losses and there can be no assurance that we will generate or sustain positive earnings.

For the three months ended March 31, 2019 we had a net loss of $2,753,653 and for the year ended December 31, 2018 we had a net loss of $13,039,313. The only year that we had net income was the year ended December 31, 2014 when we received proceeds from the settlement of the Los Alamos National Security, LLC matter. We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans and our services to biotechnical and pharmaceutical customers, successful development and commercialization of product candidates, marketability of our technology, instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

A significant portion of our net revenue has been generated from services provided to a limited number of our customers.

For the three months ended March 31, 2019 and the year ended December 31, 2018, we derived 100% of our revenues from commercial revenues for services provided to pharmaceutical and biotech customers, of which 89.3% and 83.4%, respectively was derived from seven customers. Our business model which now concentrates on commercial customers is relatively new and there can be no assurance that we will be able to increase the revenue derived from commercial customers to a significant amount. Our master services agreement with Sanofi guaranteed $32 million over a five-year period of which $28,250,000 has been received and a further $3,750,000 is expected to be paid in the next 15 months, subject to us meeting certain terms and conditions. There can be no assurance that we will attract a sufficient number of other pharmaceutical companies to provide our services to or that Pfizer, Sanofi and our other customers will continue to use our services or that Sanofi will increase the scope of the services required. We do not have enough information regarding our new business model to assess its success.

We will need to generate significant revenue or raise additional capital to fully implement our business plan and meet our existing obligations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss of $2,753,653 for the three months ended March 31, 2019 and a net loss of $13,039,313 for the year ended December 31, 2018. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. Pursuant to the terms of our asset purchase agreement with Pfizer, as amended July 15, 2016 (the Pfizer APA), we are required to pay Pfizer, a lump sum of unpaid deferred purchase consideration due for the period January 1, 2017 to December 31, 2018 of $1,600,000, the deferred portion of the quarterly payments from January 2017 until December 31, 2018 on March 31, 2019 and thereafter a minimum payment of $250,000 each quarter up to a maximum of $10,000,000. Pursuant to the terms of our asset purchase agreement with Sanofi (the Sanofi APA), our subsidiary, Icagen-T, agreed to maintain and pay the maintenance costs of the Sanofi chemical libraries that remain at the Tucson Facility. We are also required to make significant payments under the terms of our outstanding term loans. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings will provide us with enough funds to continue our operations at our current level for the next six months. Unless we raise additional funds or increase revenues, we will be forced to curtail our operations and limit our marketing expenditures. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities, such as senior secured notes, may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations significantly, it could result in the loss of all of your investment in our stock.

RISKS RELATED TO OUR DEBT OBLIGATIONS

Our substantial leverage may impair our financial condition and prevent us from fulfilling our obligations under the notes.

We have a substantial amount of indebtedness. As of March 31, 2019, principal debt owed under the Term Loans and 10% Subordinated Promissory Notes was $15.55 million (disclosed as $13.14 million net of debt discount of $2.41 million). Our substantial leverage could have important consequences to investors, including:

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

4.1	Form of Restricted Stock Agreement (Incorporated by reference to the Registration Statement on Form S-8 filed April 12, 2019, File No. 333-230849)
4.2	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to the Registration Statement on Form S-8 filed April 12, 2019, File No. 333-230849)
10.1	Lease by and between Icagen, Inc. and Durham Royal Center, LLC dated as of April 30, 2019 (Incorporated by reference to the Current Report on Form 8-K filed May 2, 2019, File No. 000-54748)
31.1	Certification of Richard Cunningham, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Mark Korb, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Richard Cunningham, Chief Executive Officer, pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification Mark Korb, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)
101.	INS XBRL Instance Document (1)
101.	SCH XBRL Taxonomy Extension Schema Document (1)
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document (1)
101.	LAB XBRL Taxonomy Extension Label Linkbase Document (1)
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ICAGEN, INC.

/s/ Richard Cunningham
Richard Cunningham
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Mark Korb
Mark Korb
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2019