Form 10-Q
period 2019-06-30
Icagen, Inc.
filed 2019-08-19
CIK 1518520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Number of shares of common stock outstanding as of August 19, 2019 was 6,393,107.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Icagen,” the “Company,” “we,” “us” and “our” refer to Icagen, Inc.

ICAGEN, INC.

FORM 10-Q

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ICAGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current Assets
Cash	$929,953	$4,119,058
Accounts receivable, net	1,332,666	2,051,329
Inventory	152,116	62,792
Prepaid expenses and other current assets	200,822	110,653
Total Current Assets	2,615,557	6,343,832

Non-Current Assets
Intangibles, net	6,936,431	7,048,923
Plant and equipment, net	2,038,503	1,982,845
Right of use assets, net	605,612	-
Deposits	259,599	239,987
Total Non-Current Assets	9,840,145	9,271,755
Total Assets	$12,455,702	$15,615,587

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$1,954,108	$1,721,812
Other payables and accrued expenses	1,092,937	922,457
Deferred revenue	4,506,875	5,090,210
Deferred purchase consideration	2,850,000	2,450,000
Bridge notes payable	290,752	254,641
Finance lease liability	493,052	49,952
Operating lease liability	187,422	-
Accrued interest	275,673	224,475
Dividends payable	391,474	224,855
Total Current Liabilities	12,042,293	10,938,402

Non-Current Liabilities
Deferred purchase consideration, net	5,762,893	6,131,739
Finance lease liability	206,257	18,861
Operating lease liability	419,379	-
Term loan payable, net	13,030,623	12,705,696
Derivative liability	4,466,578	5,178,598
Total Non-Current Liabilities	23,885,730	24,034,894

Total Liabilities	35,928,023	34,973,296

Commitment and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 400,000 shares designated as Series A Preferred Stock and unissued, 3,000,000 shares designated as Series B Preferred stock and unissued, 1,142,856 shares designated as Series C Preferred Stock and 5,457,144 undesignated and unissued	-	-
Series C Preferred Stock, $0.001 par value, 1,142,856 shares authorized, 799,989 shares issued and outstanding as of June 30, 2019 and December 31, 2018 (Liquidation preference $4,199,942)	800	800
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,720,107 shares issued and 6,393,107 outstanding as of June 30, 2019 and December 31, 2018.	6,392	6,392
Additional paid-in-capital	28,859,202	27,657,098
Treasury stock, at cost: 327,000 shares of common stock as of June 30, 2019 and December 31, 2018.	(237)	(237)
Accumulated deficit	(52,338,479)	(47,021,762)
Total Stockholder’s Deficit	(23,472,322)	(19,357,709)
Total Liabilities and Stockholders’ Deficit	$12,455,702	$15,615,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Sales	$3,905,527	$4,375,969	$7,366,038	$7,457,118

Cost of sales	2,926,359	2,871,930	4,969,346	5,521,244

Gross profit	979,168	1,504,039	2,396,692	1,935,874

Operating expenses:
Selling, general and administrative expenses	3,105,311	2,648,322	5,754,470	5,640,644
Depreciation	366,876	368,274	827,541	825,730
Amortization	56,246	56,246	112,492	112,492
Total Operating expenses	3,528,433	3,072,842	6,694,503	6,578,866

Operating loss	(2,549,267)	(1,568,803)	(4,297,811)	(4,642,992)

Other income (expense)
Other income	1,599	-	1,599	6,384
Interest expense	(791,066)	(791,210)	(1,565,906)	(1,550,932)
Derivative liability movement	942,288	(1,140,623)	712,020	(1,045,537)
Total other income (expense)	152,821	(1,931,833)	(852,287)	(2,590,085)

Net loss before income tax	(2,396,445)	(3,500,636)	(5,150,098)	(7,233,077)

Income tax	-	-	-	-

Net loss	(2,396,445)	(3,500,636)	(5,150,098)	(7,233,077)

Preferred stock dividend	(83,770)	(59,540)	(166,619)	(59,540)

Net loss available to common stockholders	$(2,480,215)	$(3,560,176)	$(5,316,717)	$(7,292,617)

Net Loss Per Share - Basic and Diluted	$(0.39)	$(0.56)	$(0.83)	$(1.14)

Weighted Average Number of Shares Outstanding - Basic and Diluted	6,393,107	6,393,107	6,393,107	6,393,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

					Treasury	Additional		Total
	Preferred Stock		Common Stock		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2018	799,989	$800	6,393,107	$6,392	$(237)	$27,657,098	$(47,021,762)	$(19,357,709)

Stock option based compensation	-	-	-	-	-	263,938	-	263,938

Net loss	-	-	-	-	-	-	(2,753,653)	(2,753,653)

Series C Preferred Stock dividends	-	-	-	-	-	-	(82,849)	(82,849)

Balance as of March 31, 2019	799,989	800	6,393,107	6,392	(237)	$27,921,036	(49,858,264)	(21,930,273)

Stock option based compensation	-	-	-	-	-	938,166	-	938,166

Net loss	-	-	-	-	-	-	(2,396,445)	(2,396,445)

Series C Preferred Stock dividends	-	-	-	-	-	-	(83,770)	(83,770)

Balance as of June 30, 2019	799,989	$800	6,393,107	$6,392	$(237)	$28,859,202	$(52,338,479)	$(23,472,322)

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Continued)

	Preferred Stock Subscription	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Receipts	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Deficit

Balance at December 31, 2017	$-	-	$-	6,393,107	$6,392	$(237)	$25,084,252	$(33,757,671)	$(8,667,264)

Stock option based compensation	-	-	-	-	-	-	153,908	-	153,908

Subscription receipts for Series C Preferred stock	500,000	-	-	-	-	-	-	-	500,000

Net loss	-	-	-	-	-	-	-	(3,372,441)	(3,500,636)

Balance at March 31, 2018	500,000	-	-	6,393,107	6,392	(237)	$25,238,160	(37,490,112)	(11,745,797)

Stock option based compensation	-	-	-	-	-	-	151,712	-	151,712

Series C Preferred stock issued	(500,000)	599,991	600	-	-	-	2,099,400	-	1,600,000

Fair value of Series C Preferred warrants issued	-	-	-	-	-		(1,386,699)	-	(1,386,699)

Net loss	-	-	-	-	-	-	-	(3,500,636)	(3,500,636)

Series C Preferred Stock dividends	-	-	-	-	-	-	-	(59,540)	(59,540)

Balance as of June 30, 2018	$-	599,991	$600	6,393,107	$6,392	$(237)	$26,102,573	$(41,050,288)	$(14,940,960)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	June 30,	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,150,098)	$(7,233,077)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	827,541	825,730
Amortization expense	112,492	112,492
Stock based compensation charge	1,202,104	305,620
Amortization of debt discount	355,719	694,010
Derivative liability movements	(712,020)	1,045,537
Imputed interest on deferred purchase consideration	131,154	149,538
Changes in operating assets and liabilities
Accounts receivable	718,663	(42,925)
Inventory	(89,324)	(5,285)
Prepaid expenses and other current assets	(90,169)	55,013
Right of use asset	(545,930)	-
Accounts payable	232,296	1,145,630
Deferred revenues	(583,335)	(1)
Right of use liability	547,119	-
Other payables and accrued expenses	221,678	369,290
CASH USED IN OPERATING ACTIVITIES	(2,822,110)	(2,578,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deferred purchase consideration	(100,000)	(100,000)
Purchase of plant and equipment	(883,198)	(407,727)
Deposits paid	(19,612)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,002,810)	(507,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Series C Convertible Preferred Stock	-	2,100,000
Asset funding advanced	655,133	-
Repayment of Asset financing	(24,637)	(111,112)
Refund of capital raising fee	5,319	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	635,815	1,988,888

NET DECREASE IN CASH	(3,189,105)	(1,097,267)

CASH AT BEGINNING OF PERIOD	4,119,058	2,763,596

CASH AT END OF PERIOD	$929,953	$1,666,329

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,027,593	$689,385

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued concurrent with Series C Preferred shares	$-	$1,386,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

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

The Company’s business model is focused on research collaborations and partnerships with large pharmaceutical and biotechnology companies and foundations who it partners with to support the discovery and development of innovative pharmaceuticals. These revenue-generating partnerships provide current funding for drug discovery services provided while the Company’s co-owned pipeline of drug candidates provides the potential of additional significant long-term upside through milestone and royalty payments in new partnerships. The development and commercialization expense of these assets is being partially funded by the Company’s partners. In addition, the Company also retains a CRO-based fee-for-service revenue stream as a component of the business model.

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

Basis of presentation

The (a) unaudited condensed consolidated balance sheets as of June 30, 2019, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2018, which have been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations , statements of stockholders’ deficit and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on April 12, 2019.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company had recorded a derivative liability for its warrants which contain a cash settlement option upon the occurrence of a fundamental event. The derivative liability measured at fair value using unobservable inputs (Level 3) amounted to $4,466,578 as of June 30, 2019.

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

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits of corporations, the current limit of coverage is $250,000. As a result of this coverage the Company cash balances of $500,260 are not covered by the FDIC as of June 30, 2019.

Concentration of major customers

The Company derives its revenues from commercial pharmaceutical and biotechnology companies.

The commercial revenues are currently from several major pharmaceutical companies and smaller biotechnology and pharmaceutical companies.

The Company derived 80.7% of its commercial revenues from four customers during the six months ended June 30, 2019. During the six months ended June 30, 2018 the Company derived 71.0% of its commercial revenue from four major customers. The Company continues its attempts to diversify its customer base.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Total revenues by customer type are as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Commercial revenue	$3,715,952	$4,375,969	$7,176,463	$7,457,118
Government grants	189,575	-	189,575	-

	$3,905,527	$4,375,969	$7,366,038	$7,457,118

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

The balance of the receivables provision as at June 30, 2019 and December 31, 2018 was $0. The amount charged to bad debt provision for the three and six months ended June 30, 2019 and 2018 was $0.

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

The amount expensed for unrecovered research costs, included in selling, general and administrative expenses during the three and six months ended June 30, 2019 was $506,664 and $1,324,876, and for the three and six months ended June 30, 2018 was $676,583 and $1,535,778, respectively.

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

Derivative liabilities

The Company has derivative financial instruments as of June 30, 2019 and December 31, 2018.

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

The Company has identified all leases and reviewed the leases to determine the impact of ASC 842 on its consolidated financial statements. The Company has elected to apply the practical expedient to certain classes of leases, whereby the separation of components of leases into lease and non-lease components is not required and all of the practical expedients to all leases, which include not reassessing (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The adoption of the new standard resulted in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet on January 1, 2019 of $59,682 and the subsequent amortization of the asset and the lease liability of $59,682. The adoption of ASU 2016-02, as amended, has had no impact on the unaudited condensed consolidated statements of operations or unaudited condensed consolidated statements of cash flows.

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

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $5,150,098 for the six months ended June 30, 2019 and a net loss of $13,039,313 for the year ended December 31, 2018. As of June 30, 2019, and December 31, 2018 the Company had accumulated deficits of $52,338,479 and $47,021,762, respectively. The Company’s working capital position has changed from a deficit of $4,594,570, including deferred revenue of $5,090,210 as of December 31, 2018, to a deficit of $9,426,736, including deferred revenue of $4,506,875 as of June 30, 2019. The deferred revenue includes an upfront payment on a collaboration agreement of $4,647,224. The Company’s working capital is insufficient to meet its short-term cash requirements and fund any future operating losses. These operating losses create an uncertainty about the Company’s ability to continue as a going concern. The Company’s plan, through the acquisition of the assets of Sanofi and Pfizer Research and the continued promotion of its services to existing and potential customers is to generate sufficient revenues to cover its anticipated expenses. The factors mentioned above raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve month period from August 19, 2019, although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, the management of the Company believes that the revenue to be generated from operations together with additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital or financing to fund ongoing operations.

4.	INVENTORY

Inventory represents the value of certain consumables utilized in the Company’s biological screening processes. These consumables are purchased in bulk and expensed as they are utilized.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2019	December 31, 2018

Prepaid insurance	$94,826	$35,723
Prepaid maintenance	99,433	73,992
Prepaid subscriptions	6,563	938
	$200,822	$110,653

6.	INTANGIBLE ASSETS

a.	Cell lines and discovery platform

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

Pursuant to the terms of the purchase agreement entered into between the Company and Pfizer Research, the name and all rights to the name of Icagen were assigned to the Company. The use of this name, which was the original name of the publicly traded company acquired by Pfizer Research in 2011, has significant value and is a well-known industry name. The value placed on the trade name and trademarks acquired is $637,500. The useful life of the trade name and trademarks is indefinite and will be tested for impairment on a regular basis.

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

d.	Patents

The patents the Company holds and pending patent applications consist of the following:

●	Method for Detecting Binding Events Using Micro X-Ray Fluorescence Spectrometry, which includes an issued U.S. patent that is expected to expire in about 2021;

●	Flow Method and Apparatus for Screening Chemicals Using Micro X-Ray Fluorescence, which includes issued patents in the U.S., Europe, Japan and Singapore, such patents are expected to expire in 2022;

●	Method and Apparatus for Detecting Chemical Binding, which includes about 10 issued patents in the U.S., Europe, Japan and Singapore; such patents are expected to expire in 2023;

●	Drug Development and Manufacturing, which includes an issued U.S. patent that is expected to expire in about 2021;

●	Advanced Drug Development and Manufacturing, which includes about 20 issued foreign patents, in Europe, Japan, and Hong Kong, expected to expire in about 2026, and a pending application in the U.S. which, if issued, is expected to expire between 2021-2026;

●	Well Plate/Apparatus for Preparing Samples for Measurement by X-Ray Fluorescence Spectrometry, which includes issued over 15 issued patents in the U.S. Europe, and Japan, which are expected to expire in about 2028, and a pending application in the U.S. which, if issued, is also expected to expire in 2028;

●	Method and Apparatus for Measuring Protein Post Translational Modification, which includes a patent issued in Japan, which is expected to expire in about 2028 and pending applications in U.S. and Japan, which, if issued, are also expected to expire in about 2028;

●	Method and Apparatus for Measuring Analyte Transport Across Barriers, which includes 3 issued U.S. patents and issued patents in China and Hong Kong, which are expected to expire in about 2030/2031, and pending applications in U.S., Europe, and China, which, if issued, are also expected to expire in about 2030; and

●	Method for Analysis Using X-Ray Fluorescence, which includes 4 issued U.S. patents, which is expected to expire in 2031, and a pending U.S. patent application which, if issued, is expected to expire in 2031.

Intangible assets consist of the following:

	June 30, 2019			December 31, 2018
	Cost	Accumulated amortization and impairment	Net book value	Net book value
Cell lines	$5,153,664	$(153,164)	$5,000,500	$5,000,500
Discovery platform	1,450,500	(580,200)	870,300	942,825
Trade names and trademarks	637,500	-	637,500	637,500
Assembled workforce	282,500	(113,000)	169,500	183,625
Patents	972,000	(713,369)	258,631	284,473
	$8,496,164	$(1,559,733)	$6,936,431	$7,048,923

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	INTANGIBLE ASSETS (continued)

The aggregate amortization expense charged to operations was $56,246 for the three months ended June 30, 2019 and 2018 and $112,492 for the six months ended June 30, 2019 and 2018.

Amortization expense for future periods is summarized as follows:

Amount

Remainder of 2019	$112,492
2020	224,984
2021	224,984
2022	224,984
2023 and thereafter	510,987
Total	$1,298,431

7.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	June 30, 2019			December 31, 2018
	Cost	Accumulated depreciation and impairment	Net book value	Net book value

Laboratory equipment	$3,259,692	$(1,590,305)	$1,669,387	$1,248,268
Computer software	1,248,433	(939,083)	309,350	648,578
Computer equipment	112,634	(78,801)	33,834	44,234
Leasehold improvements	75,511	(49,578)	25,932	41,765
	$4,696,270	$(2,657,767)	$2,038,503	$1,982,845

The aggregate depreciation charge to operations was $366,876 and $368,274 for the three months ended June 30, 2019 and 2018, respectively and $827,541 and $825,730 for the six months ended June 30, 2019 and 2018, respectively. The depreciation policies followed by the Company are described in Note 2.

8.	LEASES

Adoption of ASC Topic 842, “Leases”

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective method applied to leases that were in place as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840. The Company’s portfolio of leases contains both finance and operating leases that relate primarily to real estate agreements and office equipment agreements. Substantially all of the value of the Company’s lease portfolio relates to a real estate sub-lease agreement that was entered into in July 2016.

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

Discount Rate

To determine the present value of minimum future lease payments for operating leases at January 1, 2019, the Company was required to estimate a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the “incremental borrowing rate” or “IBR”).

Operating leases

Property leases

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the 5/1 ARM rate and applied a premium factor based on the Company’s present financial position and emerging growth status, the Company determined that 6.14% was an appropriate incremental borrowing rate to apply to its real-estate operating lease.

The Company entered into a new property lease with effect from April 30, 2019 and determined an appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the average of the 5/1 ARM rate including an applied a premium factor based on the Company’s present financial position, and the Company’s current borrowing rate provided by third party lenders, the Company determined that 9.78% was an appropriate incremental borrowing rate to apply to its real-estate operating lease.

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

The weighted average discount rates for operating and finance leases are as follows:

Operating leases	9.0%
Finance leases	8.8%

Right of use assets

Right of use assets are included in the unaudited condensed consolidated Balance Sheet are as follows:

June 30, 2019

Non-current assets
Right of use assets, operating leases, net of amortization	$605,612
Right of use assets, finance leases, net of depreciation – included in plant and equipment	$649,609

The Company acquired laboratory equipment on January 24, 2019 for a purchase consideration of $613,958 and a two year maintenance contract associated with the equipment of $50,341 in terms of a deferred purchase arrangement. The total amount funded by the vendor was $655,133 repayable in twenty-four equal monthly installments of $29,965.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	LEASES (continued)

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

Six months ended June 30, 2019

Operating lease expense	$94,040

Finance lease expense
Depreciation of capitalized finance lease assets	56,309
Interest expense on finance lease liabilities	26,129

Total lease cost	$176,478

Depreciation of assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease.

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases are as follows:

Amount

Remainder of 2019	$355,999
2020	378,827
2021	29,965
Total undiscounted minimum future lease payments	764,791
Imputed interest	(65,482)

Total finance lease liability	$699,309

Disclosed as:
Current portion	$493,052
Non-current portion	206,257
$699,309

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	LEASES (continued)

Maturity of Leases (continued)

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2019	$124,317
2020	242,166
2021	247,264
2022	83,231
Total undiscounted minimum future lease payments	696,978
Imputed interest	(90,177)

Total operating lease liability	$606,801

Disclosed as:
Current portion	$187,422
Non-current portion	419,379
$606,801

9.	OTHER PAYABLES AND ACCRUED EXPENSES

	June 30, 2019	December 31, 2018

Bonus accrual	$681,425	$508,550
Payroll liabilities	49,861	275,001
Severance cost accrual	-	30,541
Other	361,651	108,365
	$1,092,937	$922,457

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

Deferred revenue consists of the following:

Revenue received in advance from customers

Payments received in advance from customers in terms of the MSA agreements entered into with customers, including the MSA agreement entered into with Sanofi on July 15, 2016 and the up-front payments received from the Company’s collaboration customers. Revenue is recognized on a monthly basis upon agreed rates for the number of employees assigned to certain Sanofi projects and is offset against the payments received from Sanofi in terms of the agreed upon payment schedule, the remaining excess payments received is deferred revenue and is expected to be realized within a 15 month period.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	DEFERRED REVENUE (continued)

Upfront payments from license agreement

The Company entered into a license agreement with F. Hoffmann-La Roche Ltd. (“Roche”), on December 4, 2018, whereby, in terms of the agreement Roche paid the Company an upfront payment of $5,000,000. This upfront payment is recognized as revenue over the initial contact timeline as outlined in the license agreement.

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

The movement in deferred revenue is as follows:

	June 30, 2019	December 31, 2018

Opening balance	$5,090,210	$219,828
Cash received in advance	2,914,699	9,249,998
Revenue recognized	(3,498,034)	(4,379,616)
	$4,506,875	$5,090,210

11.	DEFERRED PURCHASE CONSIDERATION

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

The Company amended its agreement with Pfizer Research (NC), Inc. (“the Second Amendment”), whereby the Company, at its option, may defer payment of any amount exceeding $50,000 of the minimum additional purchase price consideration of $250,000 per quarter until December 31, 2018 such that the Company is only required to pay $50,000 per quarter for the quarters ended March 2017 to December 2018. Deferred purchase consideration bears interest at a rate of 12.5% per annum, which interest is payable quarterly. The deferred purchase consideration in terms of this agreement is payable, together with the deferred purchase consideration for the quarter ended March 31, 2019, as one lump sum. The Second Amendment also provides that if there is an Insolvency Event (as such term is defined in the Second Amendment) prior to the time that Pfizer Research (NC), Inc. has received the Maximum Earn Out Payment, then upon such Insolvency Event, the full amount of any Earn Out Shortfall (the difference between the Maximum Earn Out Payment and the amount of all Earn Out Payments paid to date) shall be due and payable without further notice, demand or presentment for payment. The minimum deferred purchase consideration of $50,000 for the quarters ended March 31, 2017 through December 31, 2018 were paid. The Company is currently negotiating an amendment to the agreement.

Deferred purchase consideration is disclosed as follows:

	June 30, 2019	December 31, 2018
Deferred purchase consideration
Opening balance	$9,754,071	$9,856,458
Interest due on deferred purchase consideration	99,168	126,576
Repayment	(182,857)	(228,963)
Closing balance	9,670,382	9,754,071

Present value discount on future payments
Opening balance	(1,118,261)	(1,417,336)
Imputed interest expense	131,154	299,075
Closing balance	(987,107)	(1,118,261)

Deferred purchase consideration, net	$8,683,275	$8,635,810

Disclosed as follows:
Short-term portion	$2,850,000	$2,450,000
Accrued interest	70,382	54,071
Long-term portion	5,762,893	6,131,739
Deferred purchase consideration, net	$8,683,275	$8,635,810

12.	BRIDGE NOTES PAYABLE

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

On December 28, 2018, the Company repaid the principal sum of $200,000 of Bridge notes together with interest thereon of $7,616 owed to three Bridge note holders from the proceeds received from the Roche License agreement entered into on December 4, 2018. The remaining Bridge note holder elected not to be repaid in order to preserve the Company’s cash balances.

The movement on bridge notes is as follows:

	June 30, 2019	December 31, 2018
Bridge note liability
Opening balance	$311,507	$-
Bridge notes raised	-	500,000
Interest accrued	14,877	19,123
Repayment	-	(207,616)
Closing balance	326,384	311,507

Discount on bridge notes
Opening balance	(45,359)	-
Fair value of warrants issued	-	(116,485)
Amortization of bridge note discount	36,111	71,126
Closing balance	(9,248)	(45,359)

Bridge notes, net	$317,136	$266,148

Disclosed as follows:
Short-term portion	$290,752	$254,641
Accrued interest	26,384	11,507
	$317,136	$266,148

13.	TERM LOAN PAYABLE

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

The Credit Agreements contain customary representations, warranties and covenants, including covenants by each of the Company and Icagen-T limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes and acquisitions. The Credit Agreements also contain covenants requiring that the Company and its subsidiaries maintain cash and cash equivalents held in one or more accounts subject to the first priority perfected security interests of the lenders under the Credit Agreements of not less than (a) $1,000,000 following the Closing Date until March 31, 2019, and (b) $1,500,000 at all times thereafter. In addition, the Credit Agreements provide for specified quarterly minimum consolidated net revenue covenants of the Company and its subsidiaries for the trailing twelve month period ended on each such calculation date during the term of the Credit Agreements. The Company is currently in breach of this covenant and has informed the lender.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	TERM LOAN PAYABLE (continued)

The Credit Agreements provide for events of default customary for credit facilities of this type, including but not limited to non-payment of principal and interest, defaults on other debt, misrepresentations, breach of covenants, representations and warranties, change of control, insolvency, bankruptcy and the occurrence of a material adverse effect on the Company and its subsidiaries. After the occurrence of an event of default and for so long as it continues, all outstanding obligations under the Credit Agreements accrue interest at the Interest Rate plus 4% per annum. Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Credit Agreements will become immediately due and payable. Upon the occurrence and continuation of any other event of default, lenders holding a majority of the outstanding loans and commitments may accelerate payment of all obligations and terminate the Lenders’ commitments under the Credit Agreements.

On May 15, 2017, the Company and Icagen-T entered into a Securities Purchase Agreement with GPB Debt Holdings II, LLC (“GPB”), pursuant to which (i) the Company issued to GPB a three year Senior Secured Convertible Note maturing on May 15, 2020, bearing interest at the rate of 13% per annum in the aggregate principal amount of $2,000,000 (the “Company Note”); and (ii) Icagen-T issued to GPB a three year Senior Secured Convertible Note maturing on May 15, 2020, bearing interest at the rate of 13% per annum, in the aggregate principal amount of $8,000,000 (the Icagen-T Note and together with the Company Note, the “Convertible Notes”). The Company and Icagen-T, respectively, used a portion of the proceeds from their Term Loans to repay all amounts due (principal, accrued and unpaid interest and other charges) as of the Closing Date under the GPB Senior Secured Convertible Notes. On August 31, 2018, the Company and Icagen-T paid $10,308,333 of the proceeds of the Term Loan to repay the outstanding amounts due to GPB, which satisfied all outstanding amounts due to GPB, terminated the loan facility with GPB and terminated all commitments of GPB to extend credit under the notes and the other transaction documents.

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

In connection with the entry into of the Credit Agreements, on August 31, 2018, each of the holders of the Company’s 10% Subordinated Promissory Note, entered into an Amended and Restated 10% Subordinated Promissory Notes (the “Subordinated Notes”), to clarify that the subordination provisions of the Subordinated Notes that were applicable to the Convertible Notes were applicable to the lenders under the Credit Agreements and Perceptive.

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

The movement on the term loans is as follows:

	June 30, 2019	December 31, 2018
Term Loan
Opening balance	$15,408,897	$-
Term loan issued	-	15,250,000
Interest accrued	938,735	627,330
Repayments	(942,717)	(468,433)
Closing balance	15,404,915	15,408,897

Debt discount
Opening balance	(2,544,304)	-
Debt issuance costs	5,319	(1,006,944)
Fair value of warrants	-	(1,746,065)
Amortization of debt discount	319,608	208,705
Closing balance	(2,219,377)	(2,544,304)

Term Loan, net	$13,185,538	$12,864,593

Disclosed as follows:
Accrued interest	$154,915	$158,897
Long-term portion	13,030,623	12,705,696
	$13,185,538	$12,864,593

Subsequent to June 30, 2019, the Company paid the accrued interest of $154,915.

14.	CONVERTIBLE LOAN PAYABLE

On May 15, 2017, the Company, and its wholly owned subsidiary, Icagen-T, Inc. (“Icagen-T”), entered into a Securities Purchase Agreement (“Securities Purchase Agreement”), pursuant to which (i) the Company issued to GPB the Company Note which was a three year Senior Secured Convertible Note, which was to mature on May 15, 2020, and bore interest at the rate of 13% per annum, in the aggregate principal amount of $2,000,000 for cash proceeds of $1,920,000 after an original issue discount of $80,000, before deal related expenses; and (ii) Icagen-T issued to the Purchaser the Icagen-T Note which was a three year Senior Secured Convertible Note (“Icagen-T Note”), which was to mature on May 15, 2020, and bore interest at the rate of 13% per annum, in the aggregate principal amount of $8,000,000 for cash proceeds of $7,680,000 after an original issue discount of $320,000, before transaction related expenses. The convertible Notes were each convertible into shares of common stock at a conversion price of $3.50 per share.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	CONVERTIBLE LOAN PAYABLE (continued)

In addition, any time after issuance, so long as no Event of Default had occurred and/or is continuing, each of the Company and Icagen-T, had the right to redeem all or part of each Convertible Note then outstanding, with a minimum prepayment amount of $500,000, at any time upon five (5) business days’ notice to GPB by paying an amount in cash equal to: a range between 101% and 103% of the Conversion Amount being redeemed if paid in full and if an Event of Default had occurred and is continuing GPB had the right to require the Company to redeem the Conversion Amount for an amount of cash equal to a range between 116% and 118% of the Conversion Amount being redeemed. The “Conversion Amount” was defined as the sum of (a) the portion of the principal to be converted, redeemed or otherwise with respect to which this determination is being made, (b) all accrued and unpaid Interest with respect to such portion of such principal, (c) all accrued and unpaid late charges with respect to such portion of such principal and such Interest, if any, and (d) all other amounts due hereunder.

The Convertible Notes contained certain covenants, such as restrictions on the incurrence of indebtedness, the existence of liens, the payment of restricted payments, redemptions, the payment of cash dividends and the transfer of assets. If the Company failed to timely deliver the shares underlying the Notes, it would be subject to certain buy-in provisions.

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

The Company Note was secured by a security interest in all of the existing and future assets of the Company and the domestic subsidiaries, other than Icagen-T, including a pledge of all of the capital stock of each of the Domestic Subsidiaries, other than Icagen-T, subject to existing security interests, for the benefit of GPB, to secure the Company obligations under the Company Note, as evidenced by (i) a security and pledge agreement, and (ii) a guaranty executed by each Domestic Subsidiary, other than Icagen-T, pursuant to which the domestic subsidiaries, other than Icagen-T, guaranteed all obligations of the Company under the Transaction Documents.

The Icagen-T Note was secured by a security interest in all of the existing and future assets of the Company, Icagen-T and the other Domestic Subsidiaries, including a pledge of all of the capital stock of each of the Domestic Subsidiaries, other than Icagen-T, subject to existing security interests, for the benefit of GPB, to secure Icagen-T’s obligations under the Icagen-T Note, as evidenced by (i) a security and pledge agreement, and (ii) a guaranty executed by the Company and each Domestic Subsidiary, other than Icagen-T, pursuant to which the Company and the Domestic Subsidiaries, other than Icagen-T, guaranteed all of the obligations of Icagen-T under the Transaction Documents.

In addition, the Company and Icagen-T entered into a Subordinated Deed of Trust, Assignment of Rents, Fixture Filing and Security Agreement with the trustee named therein and GPB as beneficiary, securing all of Icagen-T’s obligations to GPB by a senior priority security interest in the Property/Facilities, which was subordinated only to a Deed of Trust entered into with Sanofi.

Upon an Event of Default, GPB could, among other things, collect or take possession of the Company collateral or Icagen-T collateral, as the case may be, proceed with the foreclosure of the security interest in the collateral or sell, lease or dispose of the collateral. Each of the Subsidiaries had also guaranteed all of the Company’s obligations under the Company Note pursuant to the terms of the Company Guaranty and the Icagen-T Guaranty.

On August 31, 2018 the Company raised an aggregate of $15,250,000 in principal amount of term loans from Perceptive (note 13 above) and exercised its right to redeem the convertible notes in the principal amount of $10,000,000 that had been issued in May 2017 by the payment of the aggregate principal outstanding amount of $10,000,000, plus accrued interest thereon of $108,333 and an early redemption cash payment of $200,000. The Company recorded a net gain on extinguishment of $495,783 of convertible debt, related accrued interest, derivative liability, unamortized discount and early redemption cash payment during the year ended December 31, 2018.

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

The following assumptions were used in the Black-Scholes valuation model:

Six months ended June 30, 2019

Calculated stock price	$3.50
Risk free interest rate	1.7 to 2.3%
Valuation period	2.9 to 6.2 years
expected volatility of underlying stock	60.1% to 82.2%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	June 30, 2019	December 31, 2018

Opening balance	$5,178,598	$4,168,964
Derivative liability on warrants issued to term loan note holders and series C preferred stockholders	-	3,604,728
Extinguishment of derivative liability on convertible debt	-	(3,890,826)
Mark-to-market adjustment	(712,020)	1,295,732
Closing balance	$4,466,578	$5,178,598

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	PREFERRED STOCK

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

Series A 8% convertible, redeemable preferred stock (“Series A Stock”)

Series A Stock consists of 400,000 designated shares of $0.001 par value each, 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018.

Series B convertible preferred stock (“Series B Stock”)

Series B Stock consists of 3,000,000 designated shares of $0.001 each, 0 shares outstanding as of June 30, 2019 and December 31, 2018.

Series C convertible, redeemable preferred stock (“Series C Stock”)

Series C Stock consists of 1,142,856 authorized shares of $0.001 each, of which 799,989 shares are issued and outstanding as of June 30, 2019 and December 31, 2018.

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

Series C convertible, redeemable preferred stock (“Series C Stock”) (continued)

Each holder of Series C Stock has the right to cast the number of votes equal to three times the number of shares into which the Series C Stock is convertible and the Series C holders as a group, has the right to elect one director on the Company’s Board of Directors. The Company cannot take the following actions without the approval of the Requisite Holders and the consent of its Board of Directors, including the Series C Stock director: (i) liquidate, dissolve or wind up its business, (ii) amend its Certificate of Incorporation or Bylaws, (iii) create any new class of stock unless it ranks junior to the Series C Stock with respect to dividends and liquidation, (iv) amend or alter any class of stock pari passu with the Series C Stock to make it senior with respect to dividends and liquidation, (v) purchase or redeem any other shares of its stock, or (vi) increase the size of its Board of Directors.

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

During the three months ended June 30, 2019 and 2018, the Company had accrued dividends of $83,770 and $59,540, respectively and for the six months ended June 30, 2019 and 2018, the Company has accrued dividends of $166,619 and $59,540, respectively on the Series C Stock.

17.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 6,720,107 shares issued and 6,393,107 shares outstanding as of June 30, 2019 and December 31, 2018.

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	WARRANTS (continued)

A summary of the Company’s warrant activity during the period January 1, 2018 to June 30, 2019 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2018	3,179,784	$ 3.50 to $4.20	$3.50
Granted	1,598,539	3.50	3.50
Forfeited/cancelled	(75,000)	4.20	4.20
Exercised	-	-	-
Outstanding December 31, 2018	4,703,323	3.50 to 3.85	3.51
Granted	-	-	-
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding June 30, 2019	4,703,323	$ 3.50 to $3.85	$3.51

The following table summarizes warrants outstanding and exercisable as of June 30, 2019:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price

$3.50	4,559,922	3.09		4,559,922
$3.85	143,401	1.00		143,401
	4,703,323	3.02	$3.51	4,703,323	$3.51

The Warrants outstanding at June 30, 2019 have an intrinsic value of $0.

19.	STOCK OPTIONS

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

On April 30, 2019, the Company granted ten-year options exercisable for 628,883 shares of common stock, at an exercise price of $3.50 per share, under the 2018 Plan. Included in the grant are ten-year options exercisable for 154,616 and 75,267 shares of common stock, at an exercise price of $3.50 per share, with immediate vesting, granted to the Company’s Chief Executive Officer and the Company’s Chief Scientific Officer, respectively. The remaining options exercisable for 399,000 shares of common stock were issued to employees of the Company vesting over a three year period.

Options exercisable for 22,986 and 113,946 shares of common stock for the six months ended June 30, 2019 and the year ended December 31, 2018 expired and were cancelled.

A summary of all of the Company’s option activity during the period January 1, 2018 to June 30, 2019 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2018	1,419,959	$ 0.40 to $11.42	$3.59
Granted	1,005,000	3.50	3.50
Forfeited/cancelled	(113,946)	3.50	(3.50)
Exercised	-	-	-
Outstanding December 31, 2018	2,311,013	0.40 to 11.42	3.55
Granted	628,883	3.50	3.50
Forfeited/cancelled	(22,986)	3.50 to 5.00	4.15
Exercised	-	-	-
Outstanding June 30, 2019	2,916,910	$ 0.40 to $11.42	$3.54

The following tables summarize information about stock options outstanding as of June 30, 2019:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.40	15,000	2.84		15,000
$3.00	312,500	3.71		312,500
$3.50	2,446,119	8.59		1,361,230
$4.00	8,791	0.53		8,791
$5.00	118,500	1.63		118,500
$11.42	16,000	2.18		16,000
	2,916,910	7.69	$3.54	1,832,021	$3.56

The weighted-average grant-date fair values of options granted during the six months ended June 30, 2019 was $1,661,524 ($2.64 per share) and for the year ended December 31, 2018 was $2,801,944 ($2.79 per share). As of June 30, 2019, there were unvested options to purchase 1,084,889 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $2,725,827 which is expected to be recognized over a period of 34 months.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	STOCK OPTIONS (continued)

Stock option-based compensation expense totaled $938,166 and $151,712 for the three months ended June 30, 2019 and 2018, respectively, and $1,202,104 and $305,620 for the six months ended June 30, 2019 and 2018, respectively.

Stock options outstanding as of June 30, 2019 as disclosed in the above table, have an intrinsic value of $202,750.

20.	INTEREST EXPENSE

Interest expense consists of the following:

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018

Imputed interest	$(65,577)	$(74,769)	$(131,154)	$(149,538)
Debt discount	(179,450)	(358,625)	(355,719)	(694,010)
Interest expense	(545,797)	(357,816)	(1,078,791)	(706,845)
Other	(242)	-	(242)	(539)
	$(791,066)	$(791,210)	$(1,565,906)	$(1,550,932)

21.	NET LOSS PER COMMON SHARE

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

 For the three months and six months ended June 30, 2019 and 2018, the following options, warrants and convertible loans were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018

Stock options	2,916,910	1,382,945	2,916,910	1,382,945
Warrants	4,703,323	3,704,775	4,703,323	3,704,775
Convertible securities	799,989	3,457,134	799,989	3,457,134
	8,420,222	8,544,854	8,420,222	8,544,854

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22.	RELATED PARTIES

Richard Cunningham

On April 30, 2019, the Company issued ten year options exercisable over 154,616 shares of common stock at an exercise price of $3.50 per share, with immediate vesting.

Douglas Krafte

On April 30, 2019, the Company issued ten year options exercisable over 75,267 shares of common stock at an exercise price of $3.50 per share, with immediate vesting.

23.	COMMITMENTS AND CONTINGENCIES

As a result of the agreements that the Company entered into with Pfizer Research (NC), the Company is obligated to; (i) make additional payments in terms of the Asset Purchase and Collaboration Agreement that it entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter is being deferred and paid as one lump sum with the payment being made the quarter ended March 31, 2019, bearing interest at 12.5% per annum, which interest is payable quarterly. The earn out payments are currently being renegotiated with Pfizer Research (NC).

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

On November 20, 2018, the Company approved an amendment to the Company’s employment agreement with Mr. Cunningham, increasing his annual salary to Three Hundred Seventy Five Thousand Dollars ($375,000). Mr. Cunningham continues to be the Company’s Chief Executive Officer.

On August 31, 2018, the Company, and its wholly owned subsidiary, Icagen-T, entered into a Credit Agreement with an institutional investor (the “Purchaser”), pursuant to which the Purchaser advanced to the Company and Icagen-T, Inc., the aggregate principal sum of $15,250,000 pursuant to four year senior secured term loans, maturing on August 31, 2022, bearing interest at the rate of one month Libor plus 9.75%, with a minimum rate of 12% per annum (the “Term Loans”). The Term Loans amortize commencing on the last day of each month after August 31, 2020 at an amount equal to $152,500 (1.0% of the aggregate principal amount of $15,250,000).

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

For the three and six months ended June 30, 2019 95.1% and 97.4% of our revenue was derived from commercial revenue. For the year ended December 31, 2018, 100% of our revenue was derived from commercial revenues. For the year ended December 31, 2017, 56.2% of our revenue was derived from commercial revenues, 42.4% was derived from deferred subsidy revenue and 1.4% was generated from Government revenue. Despite generating funds from commercial customers and collaborations/partnerships, we continue to experience losses and during 2018 raised money from the issuance of our Series C Preferred Stock, our Term Loans and our Subordinated Notes in order to fund our operations. We believe that our existing cash and cash equivalents, including the $5,000,000 up front fee that we received from Roche and the $2,800,000 that we raised from our sale of shares of Series C Preferred Stock, the $500,000 that we raised from the sale of our Subordinated Notes and the $15,250,000 that we raised from the sale of the Term Loans, of which $10,200,000 was used to repay our convertible debt, will not be sufficient to meet our anticipated cash needs for the next twelve months. We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raise substantial doubt of our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. To meet our financing needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

Prior to our acquisition of the Icagen assets, substantially all of our revenue was derived from government grants related to the use of our XRpro technology. To date, we had been granted twenty-two grants and contracts from United States governmental agencies; of which nine were granted from the Department of Defense and thirteen were granted from the National Institutes of Health. We currently have one grant still active with the NIH.

As a result of the agreements that we entered into with Pfizer Research (NC) we have incurred significant obligations including the obligation: (i) make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter is being deferred and paid as one lump sum with the payment being made for the quarter ended June 30, 2019, bearing interest at 12.5% per annum, which interest is payable quarterly. We are currently renegotiating the earn out payments with Pfizer Research NC.

Discussions with respect to our operations included herein include the operations of our operating subsidiaries, Icagen Corp and Icagen-T, Inc. We have another two subsidiary companies, Caldera Discovery Inc. and XRpro Sciences Inc., which have always been dormant.

Results of Operations for the three months ended June 30, 2019 and the three months ended June 30, 2018

Revenues

Revenues were $3,905,527 and $4,375,969 for the three months ended June 30, 2019 and 2018, respectively, representing a decrease of $470,442 or 11.0%. The decrease in revenue over the prior year is due to the recognition of the upfront payment and the FTE fees generated during the three months ended June 30, 2018 from the collaboration agreement entered into with the CFF in the prior year and a decline in revenue from Sanofi in terms of our agreement with them, offset by an increase in up-front revenue recognized and an increase in FTE based revenue from the Roche collaboration agreement. We have also seen a decline in certain ad-hoc revenue as we shift our business towards more collaborative long-term revenue relationships. Government revenue was $189,575 and $0 (representing 4.9% and 0% of total sales) for the three months ended June 30, 2019 and 2018, respectively.

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

Cost of goods sold

Cost of goods sold was $2,926,359 and $2,871,930 for the three months ended June 30, 2019 and 2018, respectively, an increase of $54,429 or 1.9%. Cost of goods sold is primarily comprised of direct expenses related to providing our services to our customers. These direct expenses include salary expenses directly related to our statements of work and research contracts including those of our scientific personnel, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts.

●	The salary expense included in cost of goods sold for the three months ended June 30, 2019 and 2018, respectively was $1,627,726 and $1,679,562, a decrease of $51,836 or 3.1%. This is primarily due to a reduction in the number of personnel at our Tucson facility, a change in our bonus policy, and the number of personnel working on Sanofi projects, partially offset by the number of personnel working on new business, including the Roche and Cystic Fibrosis collaboration agreements. For additional information regarding salary expense reference is made to the discussion of total salary expense in Selling, general and administrative expenses below.

●	The laboratory supplies and direct materials included in cost of goods sold for the three months ended June 30, 2019 and 2018, respectively was $992,154 and $980,262, an increase of $11,892 or 1.2%, the increase is immaterial.

●	Outside contractors’ cost included in cost of goods sold for the three months ended June 30, 2019 and 2018, respectively, amounted to $230,033 and $212,106 an increase of $17,927 or 8.5% which is due to third party maintenance expenditure which is amortized over the period of the maintenance contract. New contracts were entered into for both the North Carolina and Tucson facilities during the current period.

Gross profit

Gross profit was $979,168 and $1,504,039 for the three months ended June 30, 2019 and 2018, respectively, an increase of $524,871 or 34.9%. The decrease in gross profit is primarily due to the decreased revenue, discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses was $3,105,311 and $2,648,322 for the three months ended June 30, 2019 and 2018, respectively, an increase of $456,989 or 17.3%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended June 30,		Increase/	Percentage
	2019	2018	(decrease)	change

Marketing and selling expenses	$7,811	$11,289	$(3,478)	(30.8)%
Payroll expense	393,346	607,418	(214,072)	(35.2)%
Research and development salaries	506,664	676,583	(169,919)	(25.1)%
Directors fees	55,000	55,000	-	-%
Stock option compensation charge	938,166	151,713	786,453	518.4%
Legal fees	119,428	113,002	6,426	5.7%
Consulting fees	156,900	127,838	29,062	22.7%
Facilities expense	587,870	665,869	(77,999)	(11.7)%
Travel expenditure	88,426	23,993	64,433	268.5%
Other expenses	251,700	215,617	36,083	16.7%
	$3,105,311	$2,648,322	$456,989	17.3%

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

Total salary expenditure for the three months ended June 30, 2019 and 2018, respectively is included in the following expense categories:

	Three months ended June 30,		Increase/	Percentage
	2019	2018	(decrease)	change

Cost of sales	$1,627,726	$1,679,562	$(51,836)	(3.1)%
Selling, general and administrative expenses	393,346	607,418	(214,072)	(35.2)%
Research and development salaries	506,664	676,583	(169,919)	(25.1)%
	$2,527,736	$2,963,563	$(435,827)	(14.7)%

The decrease in total salary expenditure of $435,827 or 14.7% is primarily due to the restructure of our management team and the streamlining of operations at our Tucson site. We also changed our policy of accruing for bonuses which is now milestone based and will only be accrued on the achievement of specific milestones.

The payroll expense charged to cost of goods sold decreased by $51,836 or 3.1% due to the reasons discussed under cost of goods sold above and the elimination of the bonus accrual in the current period.

The payroll expense charged to Selling, general and administrative expenses decreased by $214,072 or 35.2%, primarily due to the restructure of our Tucson management team and the streamlining of our operations, together with a reduction in the overall bonus accrual for management.

The research and development salaries decreased by $169,919 or 25.1% primarily due to the streamlining of operations at our Tucson facility by the reduction in scientific staff.

Directors’ cash fees remained the same as the prior year, with no increase in directors’ headcount and with approved fees retained at prior year levels.

The stock option compensation charge increased by $786,453 or 518.4%. The charge for each period is dependent upon the number of options granted, any new options issued, the value of the options and the vesting schedule of these options. During April 2019, 628,883 options to purchase shares of common stock were issued to our directors, executive officers and consultants. These options resulted in an increased expense in the current period as approximately 230,000 of these options vested immediately with the balance vesting over a period of thirty six months.

Legal fees increased by $6,426 or 5.7%. The increase is primarily due to an increase in our general corporate legal fees.

The increase in consulting fees of $29,062 or 22.7% is primarily due to the increase in technical consulting and management fees by consultants considered to be experts in their fields.

Facilities expense decreased by $77,999 or 11.7%, primarily due to a decrease in outside services such as cleaning and janitorial, and security services.

Travel expenditure increased by $64,433 or 268.5%, primarily due to additional travel incurred by our CSO and CEO in managing the Tucson facility as well as additional travel for our scientific personnel associated with our collaboration agreements.

Other expenses represent various insignificant individually insignificant expenses.

Depreciation and Amortization

Depreciation expense was $366,876 and $368,274 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $1,398 or 0.4%. The depreciation expense is primarily made up of depreciation of our laboratory equipment and software licensing, which makes up the majority of our capital assets.

Amortization expense was $56,246 for the three months ended June 30, 2019 and 2018.

Other income

Other income was $1,599 and $0 for the three months ended June 30, 2019 and 2018, respectively, an increase of $1,599 or 100.0%. Other income consisted of proceeds received from assets disposed of by an agent on our behalf.

Interest expense

Interest expense was $791,066 and $791,210 for the three months ended June 30, 2019 and 2018, respectively.

The interest expense consists of the following;

●	Imputed interest cost of $65,577 and $74,769 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $9,192 or 12.3%, the imputed interest is based on the length of time to repay the Pfizer deferred purchase consideration based on our future revenue projections and minimum payments we are required to make;

●	The amortization of debt discount of $179,450 and $358,625 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $179,175 or 50.0%, The decrease is primarily due to the amortization of discount associated with the GBP convertible debt which was repaid in August 2018;

●	interest expense of $545,797 and $357,816 for the three months ended June 30, 2019 and 2018, respectively, an increase of $187,981 or 52.5%, the increase is primarily due to the increase in borrowing from $10,000,000 in 2018 to $15,250,000 in 2019, the interest due on bridge notes still outstanding and the interest incurred on the Pfizer deferred purchase consideration;

●	Other interest was $242 and $0 for the six months ended June 30, 2019 and 2018, respectively.

Derivative liability movement

Derivative liability movement was a gain of $942,288 and a loss of $(1,140,623) for the three months ended June 30, 2019 and 2018, respectively, a net movement of $2,082,911. The credit during the current period represents the mark to market of the derivative liability calculated on the warrants issued with the prior period convertible debt and the Series C Preferred stock warrants, with variable pricing options and possible cash settlement upon the occurrence of a fundamental event.

Net loss

Net loss was $2,396,445 and $3,500,636 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $1,104,191 or 31.5%. The decrease in net loss is attributable to the movement in the mark to market value of our derivative liability which increased by $2,082,911, as discussed above.

Preferred stock dividends

Preferred stock dividends was $83,770 and $59,540 for the three months ended June 30, 2019 and 2018, respectively. The Series C Preferred stock issued in the current period earns dividends at the rate of 12% per annum.

Net loss available to common stockholders

The net loss available to common stockholders was $2,480,215 and $3,560,176 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $1,079,961 or 30.3%. This is due to the reasons discussed above.

Results of Operations for the six months ended June 30, 2019 and the six months ended June 30, 2018.

Sales

We had sales totaling $7,366,038 and $7,457,118 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $91,080 or 1.2%. Sales includes services revenue of $7,176,463 (representing 97.4% of total sales) and $7,457,118 (representing 100% of total sales for the six months ended June 30, 2019 and 2018, respectively, a decrease of $280,655 or 3.8%. The decrease is primarily attributable to the recognition of $1,000,000 in CFF revenue in the prior period on closing the agreement with them, offset by the recognition of upfront revenue and FTE revenue derived from the collaboration agreement with Roche. Government revenue was $189,575 and $0 (representing 2.6% and 0% of total sales, respectively) for the six months ended June 30, 2019 and 2018, respectively.

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

Cost of sales

Cost of sales totaled $4,969,346 and $5,521,244 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $551,898 or 10.0%. Cost of sales is primarily comprised of direct expenses related to providing our services to our customers. These direct expenses include salary expenses directly related to our statements of work and research contracts including those of our scientific personnel, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts.

●	The salary expense included in cost of sales for the six months ended June 30, 2019 and 2018 respectively was $2,795,300 and $3,302,752 a decrease of $507,452 or 15.4%. The decrease is primarily due to a reduction in overall personnel costs by reducing the bonus accrual on expected lower payments and the number of commercial contracts currently underway. For additional information regarding salary expense reference is made to the discussion of total salary expense in Selling, general and administrative expenses below.

●	The laboratory supplies and direct materials included in cost of sales for the six months ended June 30, 2019 and 2018, amounted to $1,702,747 and $1,795,110 a decrease of $92,363 or 5.1%, which decrease is primarily due to the reduction in usage of expensive consumables on current business, these consumables expenses are generally passed through to our customers at low margins.

●	Outside contractors’ cost included in cost of sales for six months ended June 30, 2019 and 2018, respectively, amounted to $471,299 and $423,382 an increase of $47,917 or 11.3% which is due primarily to repairs and maintenance expenditure for laboratory equipment.

Gross profit

Gross profit amounted to $2,396,692 and $1,935,874 for the six months ended June 30, 2019 and 2018, respectively, an increase of $460,818 or 23.8%, primarily due to the improvement in cost of sales discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses was $5,754,470 and $5,640,644 for the six months ended June 30, 2019 and 2018, respectively, an increase of $113,826 or 2.0%.

The major expenses making up selling, general and administrative expenses included the following:

	Six months ended June 30,		Increase/	Percentage
	2019	2018	(decrease)	change

Marketing and selling expenses	$13,153	$46,551	$(33,398)	(71.7)%
Payroll expense	890,223	1,373,646	(483,423)	(35.2)%
Research and development salaries	1,324,876	1,535,778	(210,902)	(13.7)%
Directors fees	110,000	110,000	-	-%
Stock option compensation charge	1,202,104	305,620	896,484	293.3%
Legal fees	162,505	231,199	(68,694)	(29.7)%
Consulting fees	276,145	264,308	11,837	4.5%
Facilities expense	1,143,480	1,266,988	(123,508)	(9.7)%
Travel expenditure	140,259	48,555	91,704	188.9%
Other	491,725	457,999	33,726	7.4%
	$5,754,470	$5,640,644	$113,826	2.0%

 The decrease in marketing expenditure over the prior period is primarily due a change in strategy with less reliance placed on developing a comprehensive CRO business model, therefore less marketing effort was required during the current period.

Total payroll expenses are allocated to the various expense categories detailed below:

	Six months ended June 30,		Increase/	Percentage
	2019	2018	(decrease)	change

Cost of sales	$2,795,300	$3,302,752	$(507,452)	(15.4)%
Selling, general and administrative expenses	890,223	1,373,646	(483,423)	(35.2)%
Research and development salaries	1,324,876	1,535,778	(210,902)	(13.7)%
	$5,010,399	$6,212,176	$(1,201,777)	(19.3)%

The decrease in total payroll expenditure is primarily due to the restructure of our operations with the release of our business development team due the change in our market focus from CRO to early stage drug discovery and the reduction in bonus accrual due to anticipated lower payouts.

The total payroll expense included in cost of sales decreased by $507,452 primarily due to a reduction in the level of activity on current projects during the current period.

The payroll expense charged to selling, general and administrative expenses decreased by $483,423 is primarily due to the restructure of the organization and the release of the business development team and lower bonus and vacation accruals during the current period.

The payroll expense charged to research and development decreased by $210,902. The decrease is due to higher utilization of scientific personnel on internal projects during the current period and a reduction in overall headcount.

Directors’ fees remained the same as the prior period, there was no increase in fee or directors’ headcount.

The stock option compensation charge increased by $896,484. The charge for each period is dependent upon the number of options granted, any new options issued, the value of the options and the vesting schedule of these options. During April 2019, 628,883 options to purchase shares of common stock were issued to our directors, executive officers and consultants. These options resulted in an increased expense in the current period as approximately 230,000 of these options vested immediately with the balance vesting over a period of thirty six months.

Legal fees decreased by $68,694. The prior period included significant legal fees incurred in the GPB debt funding. The legal fees incurred in the current period consist of patent related activities and general legal counsel.

Consulting expenses increased by $11,837, which increase is due to technical advice received regarding the government grant awarded to us in May 2019.

Facilities expenses decreased by $123,508 primarily due to a decrease in outside services such as cleaning and janitorial, and security services.

Travel expenditure increased by $91,704 primarily due to additional travel incurred by our CSO and CEO in managing the Tucson facility as well as additional travel for our scientific personnel associated with our collaboration agreements.

Other expenses consist of various small expenses which are individually insignificant, the increase is primarily due to the administrative expenses related to the acquisition of the Tucson facility and the increase in the activity of the sales activity over the prior period.

Depreciation and Amortization

We recognized depreciation expenses of $827,541 and $825,730 for the six months ended June 30, 2019 and 2018 respectively, an increase of $1,811 or 0.2%. The depreciation expense is primarily made up of depreciation of our laboratory equipment and software licensing, which makes up the majority of our capital assets

Amortization expense was $112,492 and $112,492 for the six months ended June 30, 2019 and 2018, respectively.

Other income

Other income was $1,599 and $6,384 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $4,785 or 75.0%. Other income consisted of proceeds received for assets sold by a third party.

Interest expense

Interest expense totaled $1,565,906 and $1,550,932 for the six months ended June 30, 2019 and 2018, respectively.

The interest expense consists of the following:

●	Imputed interest on deferred purchase consideration on the acquisition of the North Carolina facility of $131,154 and $149,538 for the six months ended June 30, 2019 and 2018, a decrease of $18,384 or 12.3%, respectively. the imputed interest is based on the length of time to repay the Pfizer deferred purchase consideration based on our future revenue projections and minimum payments we are required to make;

●	The amortization of debt discount of $355,719 and $694,010 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $338,291 or 48.7%. The decrease is primarily due to the amortization of discount associated with the GBP convertible debt which was repaid in August 2018;

●	Interest expense was $1,078,791 and $706,845 for the six months ended June 30, 2019 and 2018, respectively, an increase of $371,946 or 52.6%, the increase is primarily due to the increase in borrowing from $10,000,000 in 2018 to $15,250,000 in 2019, the interest due on bridge notes still outstanding and the interest incurred on the Pfizer deferred purchase consideration

●	Other interest was $242 and $539 for the six months ended June 30, 2019 and 2018, respectively.

Derivative liability movement

Derivative liability movement was $712,020 and $(1,045,537) for the six months ended June 30, 2019 and 2018, respectively, a net movement of $1,757,557. The credit during the current period represents the mark to market of the derivative liability raised on the warrants issued and the beneficial conversion feature of the Convertible Debt and the Series C Preferred stock warrants, with variable pricing options.

Net loss

Net loss was $5,150,098 and $7,233,077 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $2,082,979 or 28.8%. The reduction in the net loss is attributable to the increase in upfront and FTE based revenue related to the Roche collaboration agreements and an increase in mark-to-market derivative liabilities.

Preferred stock dividends

Preferred stock dividends was $166,619 and $59,540 for the six months ended June 30, 2019 and 2018, respectively. The Series C Preferred stock issued in the current period earns dividends at the rate of 12% per annum.

Net loss available to common stockholders

The net loss available to common stockholders was $5,316,717 and $7,292,617 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $1,975,900 or 27.1%. This is due to the reasons discussed above.

Liquidity and Capital Resources

We have a history of operating losses and net losses since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants, settlement of lawsuits and more recently from debt funding, commercial customers and subsidy income. Although, we are generating revenue from commercial customers, we continue to experience losses and will need to raise additional funds in the future to meet our working capital requirements. To date, we have never generated sufficient cash from operations to pay our operating expenses. We have received $29,000,000 from Sanofi and despite the $3,000,000 we expect to derive from Icagen-T for services provided to Sanofi over the next twelve months, we expect our expenses to increase as our operations expand and our expenses may continue to exceed such revenue. During the year ended December 31, 2018, we raised an additional $2,800,000 through the issuance of shares of our Series C Preferred stock, an additional $500,000 through the issuance of Bridge Notes and a further $15,250,000 in Term Loans of which $10,200,000 was utilized to settle convertible debt outstanding. As of June 30, 2019, despite our fund raising efforts mentioned in the preceding sentence, we had not generated sufficient additional revenue from operations to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. We anticipate that our current cash and cash equivalents, including cash derived from the Series C Preferred Stock issued, the term loans and the bridge notes will not be sufficient to meet our operating needs during the quarter ending September 30, 2019 without additional revenue derived from operations, collaborations or financings. If we should require additional capital, we may consider multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

As of June 30, 2019, we had cash totaling $929,953, other current assets totaling $1,685,604 and total assets of $12,455,702. We had total current liabilities of $12,042,293 and a net working capital deficit of $9,426,736. Total liabilities were $35,928,023 including net deferred purchase consideration of $8,612,893. The deferred purchase consideration includes a net present value discount of $987,107 (made up of a gross present value discount of $2,468,700 less imputed interest movements of $1,481,593), the gross amount still due in terms of the acquisition agreement with Pfizer, Inc., is $9,600,000 after the payment of $400,000 to date, based on a potential earn out charge of the greater of (i) 10% of gross revenues commencing in January 2017 per quarter and (ii) $250,000 per quarter, up to a maximum of $10,000,000 of which amounts in excess of $50,000 can be deferred and $200,000 was deferred for the quarters ended March 31, 2017 through to, December 31, 2018. The deferred amount bears interest at a rate of 12.5% per annum. Our stockholders’ deficit amounted to $23,472,322.

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

Cash Flows

An analysis of our cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and 2018 is provided below.

	Six months ended June 30,		Increase/	Percentage
	2019	2018	(decrease)	change

Net cash used in operating activities	$(2,822,110)	$(2,578,428)	$(243,682)	9.5%
Net cash used in investing activities	(1,002,810)	(507,727)	(495,083)	97.5%
Net cash provided by financing activities	635,815	1,988,888	(1,353,073)	(68.0)%
Net (decrease) increase in cash and cash equivalents	$(3,189,105)	$(1,097,267)	$(2,091,838)	190.6%

Net cash used in operating activities was $(2,822,110) and $(2,578,428) for the six months ended June 30, 2019 and 2018, respectively. The increase in cash used in operating activities was primarily due to the following:

	Six months ended June 30,		Increase/	Percentage
	2019	2018	(decrease)	change

Net loss	$(5,150,098)	$(7,233,077)	$2,082,979	(28.8)%
Adjustments for non-cash items	1,916,989	3,132,927	(1,215,938)	(38.8)%
Changes in operating assets and liabilities	410,999	1,521,722	(1,110,723)	(73.0)%
Net cash used in operating activities	$(2,822,110)	$(2,578,428)	$(243,682)	9.5%

The decrease in net loss is discussed under net loss in the results of operations for the six months ended June 30, 2019 and 2018, respectively.

The change in adjustments for non-cash items of $(1,215,938) is primarily due to; i) an increase in the movement of derivative liabilities of $(1,757,557); a decrease in the amortization of debt discount of $(338,291); offset by ii) the increase in the movement of stock based compensation of $896,484 primarily due to the number of options issued during April 2019 which are being amortized in the current period.

The decrease in the movement in operating assets and liabilities of $(1,110,723) included (i) a decrease in the movement in accounts payable balances of $(913,334); (ii) a decrease in the movement of deferred revenues of $(583,334) due to the recognition of revenue from upfront payments; offset by (iii) the increase in the movement of receivables balances of $761,558, primarily due to certain collaboration customers providing us with upfront payments on FTE and Consumable expenditure to be incurred;

Net cash used in investing activities increased by $495,083 primarily due to the acquisition of new laboratory equipment during the current period to increase our efficiencies and the payment of deferred purchase consideration of $100,000 during the current period.

Net cash provided by financing activities decreased by $1,353,073, primarily due to; i) the funding of the laboratory equipment mentioned above of $655,133, a reduction in the movement of repayment of finance leases of $86,475 and the proceeds received on Series C preferred stock of $2,100,000 in the prior period.

Capital Expenditures

Our current plan is to purchase equipment and software to ensure that the Tucson Facility and the Icagen NC Facility function efficiently and that we are able to support the commercialization efforts of the Company. We anticipate that we would need to spend an additional $1,200,000 on necessary software and approximately $300,000 on equipment over the next twelve months.

Other Commitments

As a result of the agreements that we entered into with Pfizer we are obligated; (i) make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter is being deferred and paid as one lump sum with the payment being made the quarter ended June 30, 2019, bearing interest at 12.5% per annum, which interest is payable quarterly.

We have recently entered into a thirty six month operating lease agreement for approximately 11,207 square feet located at Suite 350 and suite 380, 4222 Emperor Boulevard, Durham, North Carolina. The undiscounted future minimum lease payments in terms of the lease amount to $688,221. The Company paid a deposit of $19,612 on commencement of the lease.

The amount of future minimum lease payments under finance leases as of June 30, 2019 are as follows:

Amount

Remainder of 2019	$117,674
2020	240,054
2021	247,264
2022	83,229
Total undiscounted minimum future lease payments	$688,221

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended June 30, 2019 we had a net loss of $5,150,098 and for the year ended December 31, 2018 we had a net loss of $13,039,313. The only year that we had net income was the year ended December 31, 2014 when we received proceeds from the settlement of the Los Alamos National Security, LLC matter. We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans and our services to biotechnical and pharmaceutical customers, successful development and commercialization of product candidates, marketability of our technology, instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

A significant portion of our net revenue has been generated from services provided to a limited number of our customers.

For the six months ended June 30, 2019 we derived 97.4% of our revenues from commercial sales and 81.7% of our commercial revenues was derived from four customers during the six months ended June 30, 2018. For the year ended December 31, 2018, we derived 100% of our revenues from commercial revenues for services provided to pharmaceutical and biotech customers, of which 89.3% and 83.4%, respectively was derived from seven customers. Our business model which now concentrates on commercial customers is relatively new and there can be no assurance that we will be able to increase the revenue derived from commercial customers to a significant amount. Our master services agreement with Sanofi guaranteed $32 million over a five-year period of which $29,000,000has been received and a further $3,000,000 is expected to be paid in the next 15 months, subject to us meeting certain terms and conditions. There can be no assurance that we will attract a sufficient number of other pharmaceutical companies to provide our services to or that Pfizer, Sanofi and our other customers will continue to use our services or that Sanofi will increase the scope of the services required. We do not have enough information regarding our new business model to assess its success.

We will need to generate significant revenue or raise additional capital to fully implement our business plan and meet our existing obligations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss of $5,150,098 for the six months ended June 30, 2019 and a net loss of $13,039,313 for the year ended December 31, 2018. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. Pursuant to the terms of our asset purchase agreement with Pfizer, as amended July 15, 2016 (the Pfizer APA), we are required to pay Pfizer, a lump sum of unpaid deferred purchase consideration due for the period January 1, 2017 to December 31, 2018 of $1,600,000, the deferred portion of the quarterly payments from January 2017 until December 31, 2018 on March 31, 2019 and thereafter a minimum payment of $250,000 each quarter up to a maximum of $10,000,000. Pursuant to the terms of our asset purchase agreement with Sanofi (the Sanofi APA), our subsidiary, Icagen-T, agreed to maintain and pay the maintenance costs of the Sanofi chemical libraries that remain at the Tucson Facility. We are also required to make significant payments under the terms of our outstanding term loans. If we are unable to generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities, we will need to raise additional funds to continue our operations at their current level and in order to fully implement our business plan. We do not have any commitments in place for additional funds. If needed, additional funds may not be available on favorable terms, or at all. As of the date hereof, we expect that our current cash and revenues generated from services, our private placement financings will provide us with enough funds to continue our operations at our current level for the next six months. Unless we raise additional funds or increase revenues, we will be forced to curtail our operations and limit our marketing expenditures. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities, such as senior secured notes, may have rights, preferences and privileges senior to those of our existing stockholders. If we are unsuccessful in achieving profitability and we cannot obtain additional funds on commercially reasonable terms or at all, we may be required to curtail significantly or cease our operations significantly, it could result in the loss of all of your investment in our stock.

RISKS RELATED TO OUR DEBT OBLIGATIONS

Our substantial leverage may impair our financial condition and prevent us from fulfilling our obligations under the notes.

We have a substantial amount of indebtedness. As of June 30, 2019, principal debt owed under the Term Loans and 10% Subordinated Promissory Notes was $15.25 million (disclosed as $13.03 million net of debt discount of $2.2 million). Our substantial leverage could have important consequences to investors, including:

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

10.1

Lease by and  between Icagen, Inc. and Durham Royal Center, LLC, dated as of April 30, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2019 (File No. 000-54748)

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

Date: August 19, 2019