Form 10-Q
period 2019-09-30
Icagen, Inc.
filed 2020-02-19
CIK 1518520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Number of shares of common stock outstanding as of February 14, 2020 was 6,393,107.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Icagen,” the “Company,” “we,” “us” and “our” refer to Icagen, Inc.

i

ICAGEN, INC.

FORM 10-Q

ii

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ICAGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current Assets
Cash	$2,150,043	$4,119,058
Accounts receivable, net	923,676	2,051,329
Inventory	172,796	62,792
Prepaid expenses and other current assets	146,270	110,653
Total Current Assets	3,392,785	6,343,832

Non-Current Assets
Intangibles, net	6,880,185	7,048,923
Plant and equipment, net	1,955,147	1,982,845
Right of use assets, net	557,838	-
Deposits	259,599	239,987
Total Non-Current Assets	9,652,769	9,271,755
Total Assets	$13,045,554	$15,615,587

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$2,395,717	$1,721,812
Other payables and accrued expenses	1,417,871	922,457
Deferred revenue	2,006,876	1,756,878
Deferred purchase consideration	3,100,000	2,450,000
Bridge notes payable, related party	300,000	254,641
Short-term portion of term loan payable, net	6,834,194	-
Short term loan payable	259,958	-
Finance lease liability	564,257	49,952
Operating lease liability	192,875	-
Accrued interest	363,624	224,475
Dividends payable	505,392	224,855
Total Current Liabilities	17,940,764	7,605,070

Non-Current Liabilities
Deferred purchase consideration, net	5,578,470	6,131,739
Finance lease liability	117,617	18,861
Operating lease liability	367,936	-
Subordinated promissory note payable, net	13,651	-
Term loan payable, net	7,303,738	12,705,696
Deferred revenue	2,083,331	3,333,332
Derivative liability	6,004,480	5,178,598
Total Non-Current Liabilities	21,469,223	27,368,226

Total Liabilities	39,409,987	34,973,296

Commitment and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 400,000 shares designated as Series A Preferred Stock and unissued, 3,000,000 shares designated as Series B Preferred stock and unissued, 4,742,857 shares designated as Series C Preferred Stock and 1,857,143 undesignated and unissued	-	-
Series C Preferred Stock, $0.001 par value, 4,742,857 shares designated, 1,542,835 and 799,989 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively. (Liquidation preference $8,099,884)	1,543	800
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,720,107 shares issued and 6,393,107 outstanding as of September 30, 2019 and December 31, 2018.	6,392	6,392
Additional paid-in-capital	31,787,852	27,657,098
Treasury stock, at cost: 327,000 shares of common stock as of September 30, 2019 and December 31, 2018.	(237)	(237)
Accumulated deficit	(58,159,983)	(47,021,762)
Total Stockholder’s Deficit	(26,364,433)	(19,357,709)
Total Liabilities and Stockholders’ Deficit	$13,045,554	$15,615,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenue	$3,599,372	$3,007,928	$10,965,410	$10,465,046

Cost of sales	3,109,302	1,377,571	8,078,648	6,898,815

Gross profit	490,070	1,630,357	2,886,762	3,566,231

Operating expenses:
Selling, general and administrative expenses	2,123,830	2,382,648	7,878,300	8,023,292
Depreciation	323,887	364,712	1,151,428	1,190,442
Amortization	56,246	56,246	168,738	168,738
Total Operating expenses	2,503,963	2,803,606	9,198,466	9,382,472

Operating loss	(2,013,893)	(1,173,249)	(6,311,704)	(5,816,241)

Other (expense) income
Other income	878	118,834	2,477	125,218
Gain on debt extinguishment	-	495,783	-	495,783
Other expense	(40,000)	(572,524)	(40,000)	(572,524)
Interest expense	(3,783,604)	(815,238)	(5,349,510)	(2,366,170)
Derivative liability movement	129,033	(300,665)	841,053	(1,346,202)
Total other expense	(3,693,693)	(1,073,810)	(4,545,980)	(3,663,895)

Net loss before income tax	(5,707,586)	(2,247,059)	(10,857,684)	(9,480,136)

Income tax	-	-	-	-

Net loss	(5,707,586)	(2,247,059)	(10,857,684)	(9,480,136)

Preferred stock dividend	(113,918)	(80,548)	(280,537)	(140,088)

Net loss available to common stockholders	$(5,821,504)	$(2,327,607)	$(11,138,221)	$(9,620,224)

Net Loss Per Share - Basic and Diluted	$(0.91)	$(0.36)	$(1.74)	$(1.50)

Weighted Average Number of Shares Outstanding - Basic and Diluted	6,393,107	6,393,107	6,393,107	6,393,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

					Treasury	Additional		Total
	Preferred Stock		Common Stock		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2018	799,989	$800	6,393,107	$6,392	$(237)	$27,657,098	$(47,021,762)	$(19,357,709)

Stock option based compensation	-	-	-	-	-	263,938	-	263,938
Net loss	-	-	-	-	-	-	(2,753,653)	(2,753,653)
Series C Preferred Stock dividends	-	-	-	-	-	-	(82,849)	(82,849)

Balance as of March 31, 2019	799,989	800	6,393,107	6,392	(237)	27,921,036	(49,858,264)	(21,930,273)

Stock option based compensation	-	-	-	-	-	938,166	-	938,166
Net loss	-	-	-	-	-	-	(2,396,445)	(2,396,445)
Series C Preferred Stock dividends	-	-	-	-	-	-	(83,770)	(83,770)

Balance as of June 30, 2019	799,989	800	6,393,107	6,392	(237)	28,859,202	(52,338,479)	(23,472,322)

Series C preferred stock issued	742,846	743	-	-	-	2,599,226		2,599,969
Stock option based compensation	-	-	-	-	-	329,424	-	329,424
Net loss	-	-	-	-	-	-	(5,707,586)	(5,707,586)
Series C Preferred Stock dividends	-	-	-	-	-	-	(113,918)	(113,918)

Balance as of September 30, 2019	1,542,835	$1,543	6,393,107	$6,392	$(237)	$31,787,852	$(58,159,983)	$(26,364,433)

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Continued)

	Preferred Stock Subscription	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Receipts	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Deficit

Balance at December 31, 2017	$-	-	$-	6,393,107	$6,392	$(237)	$25,084,252	$(33,757,671)	$(8,667,264)

Stock option based compensation	-	-	-	-	-	-	153,908	-	153,908
Subscription receipts for Series C Preferred stock	500,000	-	-	-	-	-	-	-	500,000
Net loss	-	-	-	-	-	-	-	(3,732,441)	(3,732,441)

Balance at March 31, 2018	500,000	-	-	6,393,107	6,392	(237)	25,238,160	(37,490,112)	(11,745,797)

Stock option based compensation	-	-	-	-	-	-	151,712	-	151,712
Series C Preferred stock issued	(500,000)	599,991	600	-	-	-	2,099,400	-	1,600,000
Fair value of Series C Preferred warrants issued	-	-	-	-	-		(1,386,699)	-	(1,386,699)
Net loss	-	-	-	-	-	-	-	(3,500,636)	(3,500,636)
Series C Preferred Stock dividends	-	-	-	-	-	-	-	(59,540)	(59,540)

Balance as of June 30, 2018	-	599,991	600	6,393,107	6,392	$(237)	26,102,573	(41,050,288)	(14,940,960)

Stock option based compensation	-	-	-	-	-	-	151,713	-	151,713
Series C Preferred stock issued	-	199,997	200	-	-	-	699,800	-	700,000
Fair value of Series C Preferred warrants issued	-	-	-	-	-		(471,966)	-	(471,966)
Fair value of bridge note warrants issued	-	-	-	-	-		116,485	-	116,485
Net loss	-	-	-	-	-	-	-	(2,247,059)	(2,247,059)
Series C Preferred Stock dividends	-	-	-	-	-	-	-	(80,548)	(80,548)

Balance as of September 30, 2018	$-	799,988	$800	6,393,107	$6,392	$(237)	$26,598,605	$(43,377,895)	$(16,772,335)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ICAGEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30,	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,857,684)	$(9,480,136)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,151,428	1,190,442
Amortization expense	168,738	168,738
Stock based compensation charge	1,531,528	457,333
Amortization of debt discount	1,706,706	1,017,408
Gain on extinguishment of debt	-	(495,783)
Derivative liability movements	(841,053)	1,346,202
Value of series C preferred stock expensed as interest expense	99,969	-
Value of derivative liability expensed as interest expense	1,666,935	-
Imputed interest	207,535	224,307
Changes in operating assets and liabilities
Accounts receivable	1,127,653	(158,218)
Inventory	(110,004)	26,669
Prepaid expenses and other current assets	(35,617)	(2,717)
Right of use asset	(557,838)	-
Accounts payable	673,901	604,446
Deferred revenues	(1,000,003)	(89,584)
Right of use liability	560,811	-
Other payables and accrued expenses	665,392	(1,006,331)
CASH USED IN OPERATING ACTIVITIES	(3,841,603)	(6,197,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deferred purchase consideration	(100,000)	(150,000)
Purchase of plant and equipment	(1,123,729)	(715,466)
Deposits paid	(19,612)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,243,341)	(865,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	2,000,000	15,250,000
Repayment of convertible loan	-	(10,000,000)
Proceeds from promissory notes	500,000	-
Proceeds from bridge note	-	500,000
Capital raising fee	5,319	(962,162)
Fees paid on extinguishment of debt	-	(207,000)
Proceeds from the sale of Series C Convertible Preferred Stock	-	2,800,000
Asset funding advanced	655,133	-
Repayment of Asset financing	(44,523)	(127,514)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,115,929	7,253,324

NET (DECREASE) INCREASE IN CASH	(1,969,015)	190,634

CASH AT BEGINNING OF PERIOD	4,119,058	2,763,596

CASH AT END OF PERIOD	$2,150,043	$2,954,230

CASH PAID FOR INTEREST AND TAXES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,500,718	$1,055,426

NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of series C preferred stock issued concurrent with term loans	$2,000,000	$-
Value of series C preferred stock issued concurrent with promissory notes	$500,000	$-
Value of warrants issued concurrent with Series C Preferred shares	$-	$1,858,663
Value of warrants issued concurrent with bridge notes	$-	$116,485
Value of warrants issued on term debt	$-	$1,746,065
Extinguishment of derivative liability and unamortized debt discount on convertible debt	$-	$3,890,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL INFORMATION

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

Basis of presentation

The (a) unaudited condensed consolidated balance sheets as of September 30, 2019, which have been derived from the unaudited condensed consolidated financial statements, and as of December 31, 2018, which have been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations, statements of stockholders’ deficit and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on April 12, 2019.

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company had recorded a derivative liability for its warrants which contain a cash settlement option upon the occurrence of a fundamental event. The derivative liability measured at fair value using unobservable inputs (Level 3) amounted to $6,004,480 as of September 30, 2019.

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

The Company maintains cash with major financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits of corporations, the current limit of coverage is $250,000. As a result of this coverage the Company cash balances of $1,487,230 are not covered by the FDIC as of September 30, 2019.

Concentration of major customers

The Company derives its revenues from commercial pharmaceutical and biotechnology companies.

The commercial revenues are currently from several major pharmaceutical companies and smaller biotechnology and pharmaceutical companies.

The Company derived 81.0% of its commercial revenues from four customers during the nine months ended September 30, 2019. During the nine months ended September 30, 2018 the Company derived 71.0% of its commercial revenue from four major customers. The Company continues its attempts to diversify its customer base.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING POLICIES AND ESTIMATES (continued)

Total revenue by customer type are as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Commercial revenue	$3,483,867	$3,007,928	$10,660,330	$10,465,046
Government grants	115,505	-	305,080	-

	$3,599,372	$3,007,928	$10,965,410	$10,465,046

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

The balance of the receivables provision as at September 30, 2019 and December 31, 2018 was $0. The amount charged to bad debt provision for the three and nine months ended September, 2019 and 2018 was $0.

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

The Company receives upfront revenue payments, generally upon entering into a collaboration agreement, these revenues are recognized over the expected initial contract timeline as outlined in the collaboration agreement.

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

The amount expensed for unrecovered research costs, included in selling, general and administrative expenses during the three and nine months ended September 30, 2019 was $115,975 and $1,440,851, and for the three and nine months ended September 30, 2018 was $696,823 and $2,232,601, respectively.

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

Derivative liabilities

The Company has derivative financial instruments as of September 30, 2019 and December 31, 2018.

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

Adoption of Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), No. 2016-02, Leases (Topic 842) (ASC 842)

The amendments in this update establish a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, an update which provides another transition method, the prospective transition method, which allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard on January 1, 2019 using the prospective transition method.

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

Recent accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)

The Amendments in this update reduce the complexity in accounting for income taxes by removing certain exceptions to accounting for income taxes and deferred taxes and simplifying the accounting treatment of franchise taxes, a step up in the tax basis of goodwill as part of business combinations, the allocation of current and deferred tax to a legal entity not subject to tax in its own financial statements, reflecting changes in tax laws or rates in the annual effective rate in interim periods that include the enactment date and minor codification improvements.

This ASU is effective for fiscal years and interim periods beginning after December 15, 2020.

The effects of this ASU on the Company’s financial statements is not considered to be material.

The FASB issued several updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the unaudited condensed consolidated financial statements upon adoption.

Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $10,857,684 for the nine months ended September 30, 2019 and a net loss of $13,039,313 for the year ended December 31, 2018. As of September 30, 2019, and December 31, 2018 the Company had accumulated deficits of $58,159,983 and $47,021,762, respectively. The Company’s working capital position has changed from a deficit of $1,261,238, including deferred revenue of $1,756,878 as of December 31, 2018, to a deficit of $14,547,979, including Term Loans advanced to the Company of a net $6,834,194 classified as current as these Term loans are under forbearance agreements until March 15, 2020, as disclosed in note 13 and 26 below, and including the current portion of deferred revenue of $2,006,876 as of September 30, 2019. The current portion of deferred revenue includes an upfront payment on a collaboration agreement of $1,666,668. The Company’s working capital is insufficient to meet its short-term cash requirements and fund any future operating losses. These operating losses create an uncertainty about the Company’s ability to continue as a going concern. The Company’s plan, through the acquisition of the assets of Sanofi and Pfizer Research and the continued promotion of its services to existing and potential customers is to generate sufficient revenues to cover its anticipated expenses. The factors mentioned above raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve month period from February 14, 2020, although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, the management of the Company believes that the revenue to be generated from operations together with additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital or financing to fund ongoing operations.

4.	INVENTORY

Inventory represents the value of certain consumables utilized in the Company’s biological screening processes. These consumables are purchased in bulk and expensed as they are utilized.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2019	December 31, 2018

Prepaid insurance	$69,777	$35,723
Prepaid maintenance	72,742	73,992
Prepaid subscriptions	3,751	938
	$146,270	$110,653

6.	INTANGIBLE ASSETS

a.	Cell lines and discovery platform

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

d.	Patents

The patents the Company holds and pending patent applications consist of the following:

●	Method for Detecting Binding Events Using Micro X-Ray Fluorescence Spectrometry, which includes an issued U.S. patent that is expected to expire in about 2021;

●	Flow Method and Apparatus for Screening Chemicals Using Micro X-Ray Fluorescence, which includes issued patents in the U.S., Europe, Japan and Singapore, such patents are expected to expire in 2022;

●	Method and Apparatus for Detecting Chemical Binding, which includes about 10 issued patents in the U.S., Europe, Japan and Singapore; such patents are expected to expire in 2023;

●	Drug Development and Manufacturing, which includes an issued U.S. patent that is expected to expire in about 2021;

●	Advanced Drug Development and Manufacturing, which includes about 20 issued foreign patents, in Europe, Japan, and Hong Kong, expected to expire in about 2026, and a pending application in the U.S. which, if issued, is expected to expire between 2021-2026;

●	Well Plate/Apparatus for Preparing Samples for Measurement by X-Ray Fluorescence Spectrometry, which includes over 15 issued patents in the U.S. Europe, and Japan, which are expected to expire in about 2028, and a pending application in the U.S. which, if issued, is also expected to expire in 2028;

●	Method and Apparatus for Measuring Protein Post Translational Modification, which includes a patent issued in Japan, which is expected to expire in about 2028 and pending applications in U.S. and Japan, which, if issued, are also expected to expire in about 2028;

●	Method and Apparatus for Measuring Analyte Transport Across Barriers, which includes 3 issued U.S. patents and issued patents in China and Hong Kong, which are expected to expire in about 2030/2031, and pending applications in U.S., Europe, and China, which, if issued, are also expected to expire in about 2030; and

●	Method for Analysis Using X-Ray Fluorescence, which includes 4 issued U.S. patents, which is expected to expire in 2031, and a pending U.S. patent application which, if issued, is expected to expire in 2031.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	INTANGIBLE ASSETS (continued)

Intangible assets consist of the following:

	September 30, 2019			December 31, 2018
	Cost	Accumulated amortization and impairment	Net book value	Net book value
Cell lines	$5,153,664	$(153,164)	$5,000,500	$5,000,500
Discovery platform	1,450,500	(616,463)	834,037	942,825
Trade names and trademarks	637,500	-	637,500	637,500
Assembled workforce	282,500	(120,062)	162,438	183,625
Patents	972,000	(726,290)	245,710	284,473
	$8,496,164	$(1,615,979)	$6,880,185	$7,048,923

The aggregate amortization expense charged to operations was $56,246 for the three months ended September 30, 2019 and 2018 and $168,738 for the nine months ended September 30, 2019 and 2018.

Amortization expense for future periods is summarized as follows:

Remainder of 2019	$56,246
2020	224,984
2021	224,984
2022	224,984
2023 and thereafter	510,987
Total	$1,242,185

7.	PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	September 30, 2019			December 31, 2018
	Cost	Accumulated depreciation and impairment	Net book value	Net book value

Laboratory equipment	$3,265,818	$(1,691,978)	$1,573,840	$1,248,268
Computer software	1,477,117	(1,150,002)	327,115	648,578
Computer equipment	118,355	(86,036)	32,319	44,234
Leasehold improvements	75,511	(53,638)	21,873	41,765
	$4,936,801	$(2,981,654)	$1,955,147	$1,982,845

The aggregate depreciation charge to operations was $323,887 and $364,712 for the three months ended September 30, 2019 and 2018, respectively and $1,151,428 and $1,190,442 for the nine months ended September 30, 2019 and 2018, respectively. The depreciation policies followed by the Company are described in Note 2.

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

Right of use assets

Right of use assets are included in the unaudited condensed consolidated Balance Sheet are as follows:

September 30, 2019

Non-current assets
Right of use assets, operating leases, net of amortization	$557,838
Right of use assets, finance leases, net of depreciation – included in plant and equipment	$617,800

The Company acquired laboratory equipment on January 24, 2019 for a purchase consideration of $613,958 and a two year maintenance contract associated with the equipment of $50,341 in terms of a deferred purchase arrangement. The total amount funded by the vendor was $655,133 repayable in twenty-four equal monthly installments of $29,965.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	LEASES (continued)

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

Nine months ended September 30, 2019

Operating lease expense	$156,705

Finance lease expense
Depreciation of capitalized finance lease assets	88,119
Interest expense on finance lease liabilities	37,666

Total lease cost	$282,490

Depreciation of assets held under finance leases is included in depreciation expense. Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease.

Maturity of Leases

Finance lease liability

The amount of future minimum lease payments under finance leases are as follows:

Amount

Remainder of 2019	$337,862
2020	378,827
2021	29,965
Total undiscounted minimum future lease payments	746,654
Imputed interest	(64,780)

Total finance lease liability	$681,874

Disclosed as:
Current portion	$564,257
Non-current portion	117,617
$681,874

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	LEASES (continued)

Maturity of Leases (continued)

Operating lease liability

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2019	$61,653
2020	242,166
2021	247,264
2022	83,231
Total undiscounted minimum future lease payments	634,314
Imputed interest	(73,503)

Total operating lease liability	$560,811

Disclosed as:
Current portion	$192,875
Non-current portion	367,936
$560,811

9.	OTHER PAYABLES AND ACCRUED EXPENSES

	September 30, 2019	December 31, 2018

Bonus accrual	$767,863	$508,550
Payroll liabilities	165,600	275,001
Severance cost accrual	-	30,541
Other	484,408	108,365
	$1,417,871	$922,457

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

Deferred revenue consists of the following:

Revenue received in advance from customers

Payments received in advance from customers in terms of the MSA agreements entered into with customers, including the MSA agreement, and amendment thereto, entered into with Sanofi on July 15, 2016 and July 15, 2019, respectively, and the up-front payments received from the Company’s collaboration customers. Revenue is recognized on a monthly basis upon agreed rates for the number of employees assigned to certain Sanofi projects and is offset against the payments received from Sanofi in terms of the agreed upon payment schedule, the remaining excess payments received is deferred revenue and is expected to be realized within a 9 month period.

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

The movement in deferred revenue is as follows:

	September 30, 2019	December 31, 2018

Opening balance	$5,090,210	$219,828
Cash received in advance	4,395,259	9,249,998
Revenue recognized	(5,395,262)	(4,379,616)
	$4,090,207	$5,090,210
Disclosed as:
Current portion	$2,006,876	$1,756,878
Non-current portion	2,083,331	3,333,332
	$4,090,207	$5,090,210

11.	DEFERRED PURCHASE CONSIDERATION

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

Deferred purchase consideration is disclosed as follows:

	September 30, 2019	December 31, 2018
Deferred purchase consideration
Opening balance	$9,754,071	$9,856,458
Interest due on deferred purchase consideration	160,869	126,576
Repayment	(182,857)	(228,963)
Closing balance	9,732,083	9,754,071

Present value discount on future payments
Opening balance	(1,118,261)	(1,417,336)
Imputed interest expense	196,731	299,075
Closing balance	(921,530)	(1,118,261)

Deferred purchase consideration, net	$8,810,553	$8,635,810

Disclosed as follows:
Short-term portion	$3,100,000	$2,450,000
Accrued interest	132,083	54,071
Long-term portion	5,578,470	6,131,739
Deferred purchase consideration, net	$8,810,553	$8,635,810

12.	BRIDGE NOTES PAYABLE

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

The movement on bridge notes is as follows:

	September 30, 2019	December 31, 2018
Bridge note liability
Opening balance	$311,507	$-
Bridge notes raised	-	500,000
Interest accrued	22,438	19,123
Repayment	-	(207,616)
Closing balance	333,945	311,507

Discount on bridge notes
Opening balance	(45,359)	-
Fair value of warrants issued	-	(116,485)
Amortization of bridge note discount	45,359	71,126
Closing balance	-	(45,359)

Bridge notes, net	$333,945	$266,148

Disclosed as follows:
Short-term portion	$300,000	$254,641
Accrued interest	33,945	11,507
	$333,945	$266,148

13.	TERM LOAN PAYABLE

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

The Company and Icagen-T used the proceeds from the respective Term Loans (i) for general working capital purposes, including, without limitation, business development and licensing purposes, (ii) to repay the convertible debt disclosed in note 16 below; and (iii) to pay fees, costs and expenses incurred in connection with the transactions contemplated by the Credit Agreements.

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

The Credit Agreements contain customary representations, warranties and covenants, including covenants by each of the Company and Icagen-T limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes and acquisitions. The Credit Agreements also contain covenants requiring that the Company and its subsidiaries maintain cash and cash equivalents held in one or more accounts subject to the first priority perfected security interests of the lenders under the Credit Agreements of not less than (a) $1,000,000 following the Closing Date until March 31, 2019, and (b) $1,500,000 at all times thereafter. In addition, the Credit Agreements provide for specified quarterly minimum consolidated net revenue covenants of the Company and its subsidiaries for the trailing twelve month period ended on each such calculation date during the term of the Credit Agreements. The Company is currently in breach of this covenant as discussed in note 15 and 26 below.

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

The Company is not in compliance with the financial covenants and the affirmative covenants of the Term Loan. In order to temporarily stop the event of default and prevent the Creditor from taking legal action and foreclosing on the assets of the Company, on August 27, 2019, the Company, and its wholly owned subsidiaries, Icagen Corp., Caldera Discovery, Inc., and XRPro Sciences, Inc., (collectively, the “Subsidiaries”) and Icagen-T, Inc, entered into Forbearance Agreements and First Amendments to Credit Agreements and Guarantees (the “Forbearance Agreements”) with the Icagen Lenders and Perceptive as Administrative Agent for the Icagen Lenders.

Icagen Inc has subsequently entered into further Forbearance and second and third amendments to the Credit Agreements and Guarantees, as discussed in note 26 below, thereby temporarily stopping an event of default until March 15, 2020, unless other events of default are triggered.

Icagen-T has subsequently entered into further Forbearance and second and third amendments to the Credit Agreements and Guarantees, as discussed in note 26 below, thereby temporarily stopping an event of default until October 15, 2020, unless other events of default are triggered.

As of September 30, 2019, the Icagen Inc. term loan has been classified as current in terms of the Icagen Inc. Forbearance Agreements.

The movement on the term loans is as follows:

	September 30, 2019	December 31, 2018
Term Loan
Opening balance	$15,408,897	$-
Term loan issued	-	15,250,000
Interest accrued	1,408,503	627,330
Repayments	(1,414,900)	(468,433)
Closing balance	15,402,500	15,408,897

Debt discount
Opening balance	(2,544,304)	-
Debt issuance costs	5,319	(1,006,944)
Fair value of warrants	-	(1,746,065)
Amortization of debt discount	1,426,917	208,705
Closing balance	(1,112,068)	(2,544,304)
Term Loan, net	$14,290,432	$12,864,593

Disclosed as follows:
Short-term portion	$6,834,194	$-
Accrued interest	152,500	158,897
Long-term portion	7,303,738	12,705,696
	$14,290,432	$12,864,593

Subsequent to September 30, 2019, the Company paid the accrued interest of $152,500.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	SUBORDINATED PROMISSORY NOTES PAYABLE

On August 26, 2019, in terms of Security Purchase Agreements entered into with a director and a related party (“SBN Holders”), the Company entered issued Subordinated Promissory Notes (SBN’s”) in the aggregate principal amount of $500,000. The SBN’s earn Payment in Kind (“PIK”) interest at a rate of 15% per annum based on a 360 day year and matures on February 28, 2023. The Company issued the SBN Holders 142,855 shares of Series C Preferred Stock and seven year warrants exercisable for 142,855 shares of common stock at an exercise price of $3.50 per share, expiring on August 26, 2026.

The SBN’s are subordinated in right of payment in all respects to (a) the Credit Agreements dated as of August 31, 2018, among the Company, its Subsidiaries and Icagen-T, Inc and the Icagen Lenders and Perceptive, as administrative agent and (b) any additional loans made by Perceptive to the Company, its subsidiaries and Icagen-T, Inc., as such Credit Agreements may be modified, amended or restated in their entirety or otherwise from time to time. If any payment in any form with respect to this note is collected or received by payee (other than any payment of PIK interest not paid in cash), such payment shall be held by payee in trust for the benefit of the Creditors under the credit agreements and shall forthwith be paid over to Perceptive, in its capacity as administrative agent under each Credit Agreement, to be credited and applied against the obligations due to the creditors under such Credit Agreements, but without affecting, impairing or limiting in any manner the liability of the Company under any other provision of this note.

The movement on the subordinated promissory notes is as follows:

September 30, 2019
Promissory notes payable
Opening balance	$-
Promissory notes issued	500,000
Interest accrued	10,000
Repayments	-
Closing balance	510,000

Debt discount
Opening balance	-
Value of series C Preferred stock allocated to debt discount	(500,000)
Amortization of debt discount	13,651
Closing balance	(486,349)

Promissory notes, net	$23,651

Disclosed as follows:
Accrued interest	$10,000
Long-term portion	13,651
$23,651

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	SHORT-TERM LOAN PAYABLE

The Company is not in compliance with the financial covenants and the affirmative covenants of the Term Loan (Note 13 above) entered into on August 31, 2018. In order to temporarily stop the event of default and prevent the Creditor from taking legal action and foreclosing on the assets of the Company, on August 27, 2019, the Company, and its wholly owned subsidiaries, Icagen Corp., Caldera Discovery, Inc., and XRPro Sciences, Inc., (collectively, the “Subsidiaries”) and Icagen-T, Inc, entered into Forbearance Agreements and First Amendments to Credit Agreements and Guarantees (the “Forbearance Agreements”) with the Icagen Lenders and Perceptive as Administrative Agent for the Icagen Lenders.

The Forbearance Agreements provided for an additional advance to Icagen-T of $2,000,000 (“Additional Advance”). The Additional Advance earns payment in kind (“PIK”) interest at 15% per annum, compounded monthly and matures on June 30, 2020. In addition, the Company paid a commitment fee of 2% ($40,000) on the Additional Advance and is obligated to pay an exit fee of 5% ($100,000) upon prepayment or maturity of the Additional Advance.

The following conditions precedent were met prior to entering into the Forbearance Agreements:

1.	An additional advance of $500,000 was received by the Company in terms of Subordinated Promissory Notes (Note 14 above).
2.	The Company issued the Creditor an additional 599,991 shares of Series C Stock and an additional 599,991 Warrants at an exercise price of $3.50 per share, issued concurrently with the conclusion of the Forbearance Agreements.

The Forbearance Agreements provide for a Standstill Termination which ended on December 31, 2019, thereby allowing the Creditor to accelerate the obligations and take any necessary action under the Term loan as disclosed in Note 13 above.

As long as the Additional Advance is outstanding the Company agreed to the following additional covenants:

1.	To provide weekly cash flows to the Creditor.
2.	To negotiate the termination of the Sanofi Master Service Agreement prior to January 31, 2020.
3.	To dispose of the Tucson real property prior to February 28, 2020.
4.	Raise an additional $2,500,000 of Series C Stock prior to November 30, 2019.

The Company was unable to comply with covenants 2 through 4 above and entered into a second and third forbearance agreements, see the Subsequent events note 26, below.

The movement on the term loans is as follows:

September 30, 2019
Term Loan
Opening balance	$-
Term loan issued	2,000,000
PIK Interest accrued	28,375
Repayments	-
Closing balance	2,028,375

Debt discount
Opening balance	-
Value of series C Preferred stock allocated to debt discount	(2,000,000)
Amortization of debt discount	220,779
Closing balance	(1,779,221)

Imputed interest on exit fee
Opening balance	-
Imputed interest expense	10,804
Closing balance	10,804

Short-term Loan, net	$259,958

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	CONVERTIBLE LOAN PAYABLE

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

The Purchaser Warrant also contained certain anti-dilution provisions that applied in connection with any stock split, stock dividend, stock combination, recapitalization and, while the Convertible Notes were outstanding the provisions also applied to issuances of securities at prices below the conversion price or similar transactions.

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	CONVERTIBLE LOAN PAYABLE (continued)

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	CONVERTIBLE LOAN PAYABLE (continued)

The movement on convertible debt is as follows:

December 31, 2018
Convertible debt
Opening balance	$10,108,333
Interest accrued	866,667
Early settlement penalty	200,000
Repayments	(11,175,000)
Closing balance	-

Debt discount
Opening balance	(4,138,206)
Amortization of debt discount	950,163
Release of debt discount on extinguishment of convertible debt	3,188,043
Closing balance	-

Convertible debt, net	$-

17.	DERIVATIVE LIABILITY

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

On August 26, 2019, in connection with the entry into the promissory notes described in note 14 above, the Company issued to a director and a related party, warrants to purchase 142,855 shares of the Company’s common stock, par value $0.001 per share. The warrant is exercisable for a period of seven years from August 26, 2019 and the per-share exercise price is $3.50, subject to certain adjustments as specified in the warrant (the “Exercise Price”). Upon any exercise of the Warrant, the Exercise Price is payable in cash or, at the holder’s option, by withholding a number of shares of Common Stock then issuable upon exercise of the Warrant with an aggregate fair market value equal to the aggregate Exercise Price. The Warrant also contains customary anti-dilution adjustments and price protection. The pricing adjustments stipulated in the warrant give rise to a derivative liability which was initially valued using a Black Scholes valuation model at $320,622.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	DERIVATIVE LIABILITY (continued)

On August 27, 2019, in connection with the entry into the Forbearance Agreements and First Amendments to Credit Agreements and Guarantees described in note 15 above, the Company issued to Perceptive, warrants to purchase 599,991 shares of the Company’s common stock, par value $0.001 per share. The warrant is exercisable for a period of seven years from August 27, 2019 and the per-share exercise price is $3.50, subject to certain adjustments as specified in the warrant (the “Exercise Price”). Upon any exercise of the Warrant, the Exercise Price is payable in cash or, at the holder’s option, by withholding a number of shares of Common Stock then issuable upon exercise of the Warrant with an aggregate fair market value equal to the aggregate Exercise Price. The Warrant also contains customary anti-dilution adjustments and price protection. The pricing adjustments stipulated in the warrant give rise to a derivative liability which was initially valued using a Black Scholes valuation model at $1,346,313.

The following assumptions were used in the Black-Scholes valuation model:

Nine months ended September 30, 2019

Calculated stock price	$3.50
Risk free interest rate	1.5 to 2.3%
Valuation period	2.6 to 7.0 years
expected volatility of underlying stock	60.1% to 82.2%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	September 30, 2019	December 31, 2018

Opening balance	$5,178,598	$4,168,964
Derivative liability on warrants issued to promissory note holders, term loan note holders and series C preferred stockholders	1,666,935	3,604,728
Extinguishment of derivative liability on convertible debt	-	(3,890,826)
Mark-to-market adjustment	(841,053)	1,295,732
Closing balance	$6,004,480	$5,178,598

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	PREFERRED STOCK

Preferred Stock consists of 10,000,000 authorized preferred shares of $0.001 par value each, of which 400,000 are designated as Series A 8% convertible redeemable preferred shares of $0.001 each, 3,000,000 are designated as Series B convertible preferred shares of $0.001 each, and 2,242,857 are designated as Series C convertible redeemable preferred shares of $0.001 each with the remaining 4,357,143 preferred shares remaining undesignated.

Series A 8% convertible, redeemable preferred stock (“Series A Stock”)

Series A Stock consists of 400,000 designated shares of $0.001 par value each, 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018.

Series B convertible preferred stock (“Series B Stock”)

Series B Stock consists of 3,000,000 designated shares of $0.001 each, 0 shares outstanding as of September 30, 2019 and December 31, 2018.

Series C convertible, redeemable preferred stock (“Series C Stock”)

Series C Stock consists of 2,242,857 authorized shares of $0.001 each, of which 1,542,835 and 799,989 shares are issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.

On April 3, 2018, the Company filed the Certificate of Designation with the Secretary of State of the State of Delaware establishing the Series C Stock which entitles each holder of Series C Stock to a cumulative dividend at the rate of 12.0% per annum, payable quarterly in arrears.

The Company had offered on a best efforts basis up to a maximum of forty (40) units and a minimum of ten (10) units, at a purchase price of $100,000 per unit (“Series C Unit”), each unit consisting of 28,571 shares of Series C Stock, par value $0.001 per share and a seven year Warrant to acquire 28,571 shares of the Company’s common stock, par value, $0.001 per share, at an exercise price of $3.50 per share.

On August 27, 2019, the Company filed a Certificate of Increase of Series C Convertible Redeemable Preferred Stock with the Secretary of State of Delaware increasing the number of authorized Series C Stock to 2,242,857 authorized shares from 1,142,856 shares. Simultaneously with the filing of the Certificate of Increase of Series C Convertible Redeemable Preferred Stock, the Company issued 142,855 shares of Series C Stock to a director and a related party and a further 599,991 shares of Series C Stock to Perceptive.

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

During the three months ended September 30, 2019 and 2018, the Company had accrued dividends of $113,918 and $80,548, respectively and for the nine months ended September 30, 2019 and 2018, the Company has accrued dividends of $280,537 and $140,088, respectively on the Series C Stock.

19.	COMMON STOCK

Common stock consists of 50,000,000 authorized shares of $0.001 each, 6,720,107 shares issued and 6,393,107 shares outstanding as of September 30, 2019 and December 31, 2018.

20.	WARRANTS

Between April 2018 and August 2018, the Company closed on four tranches of 28 Series C Units for gross proceeds of $2,800,000, resulting in the issuance of warrants to purchase 799,989 shares of common stock at an initial exercise price of $3.50 per share. These warrants were initially valued at $1,858,663 using a Black Scholes pricing model.

In terms of the Company’s bridge note offering on August 13, 2018, the Company closed the first tranche of its note and warrant offering of an aggregate of fifty (50) units, at a purchase price of $10,000 per unit, each unit included a five year warrant to purchase 1,500 shares of common stock of the Company at an exercise price of $3.50 per share, resulting in the issuance of warrants to purchase 75,000 shares of common stock. The warrants also contain certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transaction. These warrants were valued at $116,485 using a Black Scholes pricing model.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	WARRANTS (continued)

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

In connection with the entry of the SBN’s and the Forbearance Agreements disclosed in note 14 and 15 above, on August 26, 2019 and August 27, 2019, respectively, the Company issued warrants to purchase 142,855 and 599,991 shares of common stock. The warrants are exercisable for a period of seven years at an exercise price of $3.50 per share, subject to certain adjustments as specified in the warrants. Upon any exercise of the warrants, the Exercise Price is payable in cash or, at the warrant holders option, by withholding a number of shares of Common Stock then issuable upon exercise of the warrant with an aggregate fair market value equal to the aggregate Exercise Price. The warrants also contain- customary anti-dilution adjustments and price protection. These warrants were valued at $1,666,935 using a Black Scholes pricing model.

A summary of the Company’s warrant activity during the period January 1, 2018 to September 30, 2019 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2018	3,179,784	$3.50 to $4.20	$3.50
Granted	1,598,539	3.50	3.50
Forfeited/cancelled	(75,000)	4.20	4.20
Exercised	-	-	-
Outstanding December 31, 2018	4,703,323	3.50 to 3.85	3.51
Granted	742,846	3.50	3.50
Forfeited/cancelled	-	-	-
Exercised	-	-	-
Outstanding September 30, 2019	5,446,169	$3.50 to $3.85	$3.51

The following table summarizes warrants outstanding and exercisable as of September 30, 2019:

	Warrants outstanding			Warrants exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price

$3.50	5,302,768	3.41		5,302,768
$3.85	143,401	0.75		143,401
	5,446,169	3.34	$3.51	5,446,169	$3.51

The Warrants outstanding at September 30, 2019 have an intrinsic value of $0.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	STOCK OPTIONS

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

Options exercisable for 72,986 and 113,946 shares of common stock for the nine months ended September 30, 2019 and the year ended December 31, 2018 expired and were cancelled.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	STOCK OPTIONS (continued)

A summary of all of the Company’s option activity during the period January 1, 2018 to September 30, 2019 is as follows:

	Number of shares	Exercise price per share	Weighted average exercise price

Outstanding January 1, 2018	1,419,959	$0.40 to $11.42	$3.59
Granted	1,005,000	3.50	3.50
Forfeited/cancelled	(113,946)	3.50	(3.50)
Exercised	-	-	-
Outstanding December 31, 2018	2,311,013	0.40 to 11.42	3.55
Granted	628,883	3.50	3.50
Forfeited/cancelled	(72,986)	3.50 to 5.00	3.71
Exercised	-	-	-
Outstanding September 30, 2019	2,866,910	$0.40 to $11.42	$3.54

The following tables summarize information about stock options outstanding as of September 30, 2019:

	Options outstanding			Options exercisable
Exercise price	Number of shares	Weighted average remaining years	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.40	15,000	2.84		15,000
$3.00	312,500	3.71		312,500
$3.50	2,396,119	8.60		1,468,022
$4.00	8,791	0.53		8,791
$5.00	118,500	1.63		118,500
$11.42	16,000	2.18		16,000
	2,866,910	7.44	$3.54	1,938,813	$3.55

The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2019 was $1,661,524 ($2.64 per share) and for the year ended December 31, 2018 was $2,801,944 ($2.79 per share). As of September 30, 2019, there were unvested options to purchase 928,097 shares of common stock. Total expected unrecognized compensation cost related to such unvested options is $2,338,897 which is expected to be recognized over a period of 31 months.

Stock option-based compensation expense totaled $329,424 and $151,713 for the three months ended September 30, 2019 and 2018, respectively, and $1,531,528 and $457,333 for the nine months ended September 30, 2019 and 2018, respectively.

Stock options outstanding as of September 30, 2019 as disclosed in the above table, have an intrinsic value of $202,750.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22.	INTEREST EXPENSE

Interest expense consists of the following:

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018

Imputed interest	$(76,381)	$(74,769)	$(207,535)	$(224,307)
Warrant and Series C Preferred stock valuation charge	(1,766,904)	-	(1,766,904)	-
Debt discount	(1,350,987)	(323,398)	(1,706,706)	(1,017,408)
Interest expense	(589,574)	(417,071)	(1,668,365)	(1,123,916)
Other	242	-	-	(539)
	$(3,783,604)	$(815,238)	$(5,349,510)	$(2,366,170)

23.	NET LOSS PER COMMON SHARE

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

 For the three months and nine months ended September 30, 2019 and 2018, the following options, warrants and convertible loans were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

	Three and nine months ended September 30, 2019	Three and nine months ended September 30, 2018

Stock options	2,866,910	1,322,681
Warrants	5,446,169	4,703,323
Convertible securities	1,542,835	799,988
	9,855,914	6,825,992

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

24.	RELATED PARTIES

Richard Cunningham

On April 30, 2019, the Company issued ten year options exercisable over 154,616 shares of common stock at an exercise price of $3.50 per share, with immediate vesting.

Douglas Krafte

On April 30, 2019, the Company issued ten year options exercisable over 75,267 shares of common stock at an exercise price of $3.50 per share, with immediate vesting.

Michael Taglich

On August 26, 2019, the Company issued a $250,000 Subordinated Promissory Note (“SBN”) to Mr. Michael Taglich. The SBN earn Payment in Kind (“PIK”) interest at a rate of 15% per annum based on a 360 day year and matures on February 28, 2023. In conjunction with the issuance of the SBN, the Company issued Mr. Michael Taglich 71,428 shares of Series C Preferred Stock and seven year warrants exercisable for 71,428 shares of common stock at an exercise price of $3.50 per share, expiring on August 26, 2026.

Robert Taglich

On August 26, 2019, the Company issued a $250,000 Subordinated Promissory Note (“SBN”) to Mr. Robert Taglich. The SBN earn Payment in Kind (“PIK”) interest at a rate of 15% per annum based on a 360 day year and matures on February 28, 2023. In conjunction with the issuance of the SBN, the Company issued Mr. Robert Taglich 71,427 shares of Series C Preferred Stock and seven year warrants exercisable for 71,427 shares of common stock at an exercise price of $3.50 per share, expiring on August 26, 2026.

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

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

25.	COMMITMENTS AND CONTINGENCIES (continued)

On August 31, 2018, the Company, and its subsidiaries other than Icagen-T, Inc., entered into a Credit Agreement (the “Icagen Credit Agreement”) with such financial institutions from time to time a party thereto as lender, and Perceptive Credit Holdings II, LP, (the “Purchaser”), and Icagen-T entered into a Credit Agreement with the Purchaser (the “Icagen-T Credit Agreement” and together with the Icagen Credit Agreement, the “Credit Agreements”) pursuant to which the Purchaser advanced to the Company and Icagen-T, Inc., the aggregate principal sum of $15,250,000 pursuant to four year senior secured term loans, maturing on August 31, 2022, bearing interest at the rate of one month Libor plus 9.75%, with a minimum rate of 12% per annum (the “Term Loans”). The Term Loans amortize commencing on the last day of each month after August 31, 2020 at an amount equal to $152,500 (1.0% of the aggregate principal amount of $15,250,000).

On August 26, 2019, the Company issued Subordinated Promissory Notes (SBN’s”) in the aggregate principal amount of $500,000. The SBN’s earn Payment in Kind (“PIK”) interest at a rate of 15% per annum based on a 360 day year and matures on February 28, 2023.

On August 27, 2019, a Forbearance Agreement and First Amendment to the Icagen Credit Agreement and a Forbearance Agreement and First Amendment to the Icagen-T Credit Agreement were entered into, pursuant to which the Purchaser advanced to Icagen-T, Inc., the aggregate principal sum of $2,000,000 maturing on June 30, 2020, bearing PIK interest at the rate of 15% per annum, compounded monthly. The Company is also obligated to pay an exit fee of 5% ($100,000) on prepayment or maturity of the advance.

26.	SUBSEQUENT EVENTS

The Company is not in compliance with the financial covenants and the affirmative covenants of the Credit Agreements and certain affirmative covenants set forth therein. Because the Company and its wholly-owned subsidiaries were in default, on August 27, 2019, a Forbearance Agreement and First Amendment to the Icagen Credit Agreements and a Forbearance Agreement and First Amendment to the Icagen-T Credit Agreement were entered into with the Purchaser (collectively, the “First Forbearance Agreements”) in order to temporarily stop the Purchaser from taking legal action to exercise its rights and remedies on the Term Loans until December 31, 2019 (Note 13, 15 and 25 above). In order to temporarily stop the event of default and prevent the Creditor from taking legal action and foreclosing on the assets of the Company, on January 13, 2020, a Forbearance Agreement and Second Amendment to the Icagen Credit Agreement and a Forbearance Agreement and Second Amendment to the Icagen-T Credit Agreement, was entered into (the “Second Forbearance Agreements”) with the Purchaser on January 13, 2020.

The Second Forbearance Agreements provided for an additional advance to Icagen-T of $1,000,000 (“Additional Advance”). The Additional Advance earns PIK interest at 15% per annum, compounded monthly and matures on June 30, 2020. In addition, the Company paid a commitment fee of 4% ($40,000) on the Additional Advance and is obligated to pay an exit fee of 5% ($50,000) upon prepayment or maturity of the Additional Advance.

The following condition precedent were met prior to entering into the Second Forbearance Agreements:

●	The Company issued the Creditor an additional 1,900,000 shares of Series C Stock.

The Forbearance Agreements provide for a Standstill Termination which ends on January 31, 2020, thereby allowing the Creditor to accelerate the obligations and take any necessary action under the Term loan as disclosed in Note 13 above.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

26.	SUBSEQUENT EVENTS (continued)

The Company agreed to take the following actions under the Second Forbearance Agreements, the failure to do so would constitute events of default under the Term Loans:

●	Sell the North Carolina Assets on or before February 15, 2020. In the event that the Loan Parties fail to achieve a sale of the North Carolina Business on or before February 15, 2020, then the Company shall issue an additional 600,000 Series C Preferred Stock to the Administrative Agent;

●	Sell the Tucson facility on or before February 28, 2020, provided, that upon the sale of the North Carolina Business, the deadline for causing the sale is extended to July 15, 2020;

●	Retain a real estate broker on or before March 31, 2020 to sell the Tucson facility that is owned by Icagen-T, Inc.; and

●	Upon receipt of funds from the sale of the North Carolina Assets, make mandatory prepayments of the Term Loans in the aggregate amount of the lesser of: (i) the entire outstanding obligations owed to the Creditor which includes the Term Loan to Icagen-T, Inc. that the Corporation has guaranteed, and (ii) the net proceeds received from the sale of the Assets.

On February 12, 2020, a Forbearance Agreement and Third Amendment to the Icagen Credit Agreement and a Forbearance Agreement and Third Amendment to the Icagen-T Credit Agreement was entered into with the Purchaser (collectively, the “Third Forbearance Agreements”) in order to temporarily stop the Purchaser from taking legal action to exercise its rights and remedies under the Credit Agreements. The Purchaser has agreed, under the Icagen Inc., Third Forbearance Agreements, to cease any collection procedures under the loan agreements until the earlier of March 15, 2020, and under the Icagen-T, Inc., Third Forbearance Agreements, to cease any collection procedures under the loan agreements until the earlier of October 15, 2020 or in each of the above Forbearance Agreements, the occurrence of any one or more of the following events: (a) any Default or Event of Default under the Credit Agreements, in each case other than the existing defaults; (b) any failure by a loan party for any reason to comply with any term, condition, or provision contained in the Third Forbearance Agreements; (c) any representation made by a loan party in the Third Forbearance Agreements or pursuant to them that proves to be incorrect or misleading in any material respect when made; or (d) any Material Adverse Effect (as defined in the Credit Agreements) shall occur as determined in good faith by the Creditor. If any one of the above events occurs, that will be deemed a default under the Credit Agreements and the Creditor will again be permitted to take legal action to foreclose on the Term Loans.

The Company agreed to take the following actions under the Third Forbearance Agreements, the failure to do so would constitute events of default under the Term Loans:

●	Sell the North Carolina Assets on or before March 15, 2020 and if not sold by March 15, 2020 then the Corporation must issue to the Creditor an additional 600,000 shares of Series C Preferred Stock;

●	Retain a real estate broker to sell the Tucson Facility that is owned by Icagen-T, Inc. on or before July 16, 2020; and

●

Upon receipt of funds from the sale of the North Carolina Assets, including funds received in connection with any earn out, make mandatory prepayments of the Term Loans in the aggregate amount of the lesser of: (i) the entire outstanding obligations owed to the Creditor which includes the Term Loan to Icagen-T, Inc. that the Corporation has guaranteed, and (ii) the net proceeds received from the sale of the Assets provided, however, that $5.45 million may be retained for working capital purposes after payment in full of amounts owed to the Purchaser under the Icagen Credit Agreement.

In addition, under the Third Forbearance Agreement to the Icagen-T Credit Agreement, Icagen-T has agreed to sell the Tucson Facility on or before August 15, 2020, for proceeds greater than $20,000,000.

ICAGEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

26.	SUBSEQUENT EVENTS (continued)

On January 13, 2020, the Company by written consent of the majority of its stockholders resolved to increase the designated number of Series C Convertible Redeemable Preferred Stock (“Series C Stock”) from 2,242,857 shares to 4,742,857 shares. Immediately after this resolution, the Company issued Perceptive 1,900,000 shares of Series C Stock in terms of the Second Forbearance agreements above.

On February 11, 2020, the Company, and its wholly-owned subsidiaries Icagen Corp., XRPro Sciences, Inc., and Caldera Discovery, Inc. (collectively, the “Sellers”) entered into an Asset Purchase Agreement (“APA”) with Adjacent Acquisition Co, LLC (“Buyer”), a subsidiary of Ligand Pharmaceuticals, Inc. (“Ligand”), for the sale to Buyer of all of the Seller’s assets that are located in its Durham, North Carolina facility. Those assets include, but are not limited to, our research and development operations focused on ion channels and transporters, High Throughput Screening and lead optimization technology, assay development and x-ray fluorescence-based assays (the “Asset Sale”). These assets represent a significant portion of the assets of the Company. The proceeds of the sale will be used to pay 100% of the principal, plus an early settlement penalty of 8%, of the Icagen Inc. Term Loan owed to the Purchaser and any transaction costs. The net proceeds received after a $5.45 million working capital allowance, will be used to repay a portion of the principal of the Icagen-T Term Loan, plus an early settlement penalty of 8% on that portion of the Icagen-T loan prepaid, which Term Loans are currently in default but are subject to forbearance conditioned upon the closing of the Asset Sale.

Buyer will pay to the Company a base consideration of $15.0 million subject to a working capital adjustment (“base consideration”) and less: (x) the indemnity escrow of $1.25 million to be held in a bank (“Indemnity Escrow”), an estimated $8.3 million to be paid directly to the Purchaser whose loans to the Company are currently in default by the Company. In addition, Buyer will assume certain liabilities of the Company, including but not limited to, certain contracts, including those related to the assets being transferred, net negative working capital and the accrued but unpaid time off for employees of the North Carolina Facility that are hired by Buyer. After the payment to the Purchaser, Icagen Inc will no longer have any indebtedness under its Term Loan and Icagen-T will continue to owe the Purchaser the principal balance of approximately $10.8 million, which are guaranteed by the Sellers, that the Company anticipates repaying in full after the sale of the Tucson Facility.

The Company and Buyer have also agreed to an earn out whereby Buyer could pay future consideration to the Company of up to $25 million upon the achievement of certain “milestones” by the North Carolina Facility, including but not limited to, up-front payments on collaboration agreements.

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

Since inception, we have financed our operations primarily through private sales of our securities, including convertible debt and term loans, settlement of legal matters and revenue we generate from the services we provide and upfront payments received from collaborations. We have not generated sufficient revenue to meet our operating needs and have incurred significant debt in order to meet such needs, which debt is currently in default. As a result of the term loans (the “Term Loans’) that were entered into on August 31, 2018, pursuant to Credit Agreements with such financial institutions from time to time party thereto as lender, and Perceptive Credit Holdings II, LP, (the “Creditor”), and additional loans made pursuant to amendments to the Credit Agreements, we have outstanding debt owed to the Creditor in the principal amount of $18,250,000 and we have unsecured notes in the principal amount of $800,000 outstanding. We are not in compliance with the financial covenants and the affirmative covenants of the Term Loan and have entered into forbearance agreements with the Purchaser in order to temporarily stop the event of default and prevent the Creditor from taking legal action and foreclosing on our assets and the assets of our subsidiaries. The forbearance agreements which are described in more detail below require that we sell our assets that are located in its Durham, North Carolina facility by March 15, 2020 and that we sell the facility located in Tucson by August 15, 2020.

Subsequent to our acquisition of certain assets from Pfizer and Sanofi, a substantial portion of our revenue has been derived from our operations as a partner research organization from two commercial customers. We have also entered into Master Services Agreements (“MSA”) with other various pharmaceutical companies where we have agreed to perform certain services for them.

For the three and nine months ended September 30, 2019, 97.2% of our revenue was derived from commercial revenue and 2.8% was derived from government revenue. For the year ended December 31, 2018, 100% of our revenue was derived from commercial revenues. For the year ended December 31, 2017, 56.2% of our revenue was derived from commercial revenues, 42.4% was derived from deferred subsidy revenue and 1.4% was generated from Government revenue. Despite generating funds from commercial customers and collaborations/partnerships, we continue to experience losses and during 2018 raised money from the issuance of our Series C Preferred Stock and Term Loan and $5,000,000 in up-front fee that we received from Roche, in 2019, we raised funds from our Term Loans and our Subordinated Notes in order to fund our operations. We believe that our existing cash and cash equivalents, and the $2,800,000 that we raised from our sale of shares of Series C Preferred Stock, the $500,000 that we raised from the sale of our Subordinated Notes and the $17,250,000 that we raised from the sale of the Term Loans, of which $10,200,000 was used to repay our convertible debt, will not be sufficient to meet our anticipated cash needs for the next twelve months. We will need to generate additional revenue from operations and/or obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raise substantial doubt of our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty.

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

As a result of the agreements that we entered into with Pfizer Research (NC) we have incurred significant obligations including the obligation: (i) make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter was deferred, bearing interest at 12.5% per annum, which interest is payable quarterly. We are currently renegotiating the earn out payments with Pfizer Research NC.

Discussions with respect to our operations included herein include the operations of our operating subsidiaries, Icagen Corp and Icagen-T, Inc. We have another two subsidiary companies, Caldera Discovery Inc. and XRpro Sciences Inc., which have always been dormant.

RECENT DEVELOPMENTS

Sale of North Carolina Business

On February 11, 2020, we, and our wholly-owned subsidiaries Icagen Corp., XRPro Sciences, Inc., and Caldera Discovery, Inc. (collectively, the “Sellers”) entered into an Asset Purchase Agreement (the “APA”) with Adjacent Acquisition Co., LLC (“Buyer”), a subsidiary of Ligand Pharmaceuticals, Inc., a Delaware corporation (“Ligand”), for the sale to Buyer of all of the Seller’s assets that are located in its Durham, North Carolina facility (the “Assets”). Those assets include, but are not limited to, our research and development operations focused on ion channels and transporters, High Throughput Screening and lead optimization technology, assay development and x-ray fluorescence-based assays (the “Asset Sale”). These Assets represent a significant portion of our assets. The proceeds of the sale will be used to pay the Term Loans owed to the Purchaser, which loans are currently in default but are subject to forbearance until March 15, 2020, as described below, provided that no new default occurs before such date.

The APA provides that Buyer will pay to us a base consideration of $15.0 million subject to a working capital adjustment (“base consideration”) and less: (x) the indemnity escrow of $1.25 million to be held in a bank (“Indemnity Escrow”), (y) approximately $8.3 million to be paid directly to the lender whose Term Loans are currently in default. In addition, Buyer will assume certain liabilities of ours, including but not limited to, certain contracts, including those related to the assets being transferred, net negative working capital and the accrued but unpaid time off for employees of the North Carolina Facility and Tucson Facility that are hired by Buyer.

The Company and Buyer have also agreed to an earn out whereby Buyer could pay future consideration to the Company of up to $25 million upon the hitting of certain “milestones” by the North Carolina Facility, including but not limited to, up-front payments on collaboration agreements. It is anticipated that any the future earn out payments will be used primarily to repay the Term Loans that are currently in default and subject to forbearance.

We have: (i) made certain usual and customary representations and warranties in the APA, with noted exceptions, to Buyer in connection with the Asset Sale including providing Buyer, subject to a confidentiality agreement, with non-public information regarding the financial condition, results of operations, cash flows and projections relating to the business of the North Carolina Facility, (ii) agreed not to market the noted assets to another party, and to terminate certain affiliate agreements; (iii) released Buyer for any claims that we may have against Buyer relating to the assets sold that arise prior to the closing date; (iv) agreed to change our corporate name and any subsidiary with a similar name after the closing; (v) agreed not to compete with Buyer for the later of (x) five years after the last payment to us under the Earn out, or (y) the fifth anniversary of the closing date (except our directors and officers are subject only to a one year restriction); (vi) agreed not to solicit or employ any of its employees who are hired by Buyer or any of its former customers, vendors licensees, licensors or suppliers; (vii) agreed not to disclose any proprietary information of the North Carolina Facility.

Our representations and warranties will survive for one year after the closing date, although certain representations and warranties will survive until December 31, 2027 and its covenants will survive until they are fully performed. We have agreed to indemnify Buyer for any material breach thereof, which indemnity will be limited as follows: (i) no single breaches under $15,000 will be claimable; (ii) no breaches will be indemnified until the total amount of all damages (as defined in the APA) exceeds $150,000 plus 1% of the payments made under the earn out (the “Basket Amount”). Once the total amount of such damages exceeds the Basket Amount, then Buyer will be entitled to be indemnified and held harmless against and compensated and reimbursed for the entire amount of such damages, and not merely the portion of such damages exceeding the Basket Amount. The indemnity will be enforced against the Indemnity Escrow with any deficiency claimable against us up to the limit of the total base consideration and the amounts paid under the earn out net of any insurance recoveries. Any escrow not paid to Buyer at the end of the escrow period will be paid to us by the bank holding such funds.

The APA may be terminated: (i) by the parties by mutual agreement; (ii) by us or Buyer if it has not closed by April 10, 2020; (ii) by us or Buyer if there is a breach of the APA by us prior to the closing; (iii) by Buyer if there has occurred a material adverse event to us prior to the closing; (iv) by Buyer if there is a governmental order or other action restraining or prohibiting the closing; (v) by us or Buyer if our stockholders fail to approve the APA; or (vi) by Buyer, if we sell the assets to another buyer. If we fail to obtain stockholder approval or sells the Assets to another buyer at a time when an offer by another buyer has been publicly disclosed, we will be obligated to pay Buyer a termination fee of $1,000,000.

The obligations of Buyer to close the APA are subject to certain conditions that must be satisfied or waived by Buyer on or before the closing date, including but not limited to: (i) our representations and warranties set forth in the APA must be true and correct in all material respects; (ii) we and our subsidiaries must have performed all of their covenants in the APA in all material respects; (iii) all liens on the Assets to be sold to Buyer must have been released; (iv) no law is in existence, and there are no legal proceedings, that would make the closing of the Asset Sale illegal or would prohibit the closing; (iv) at least 90% of the employees of the North Carolina Facility have accepted offers of employment from Buyer; and (v) we have completed the restructuring of its obligations with the Purchaser to the satisfaction of Buyer.

The obligation of us and our subsidiaries to close the APA are subject to certain conditions that must be satisfied or waived by us on or before the closing date, including but not limited to: (i) the representations and warranties of Buyer set forth in the APA must be true and correct in all material respects; (ii) Buyer must have performed all of its covenants in the APA in all material respects; and (iii) no law is in existence, and there are no legal proceedings, that would make the closing of the Agreement illegal or would prohibit the closing.

The closing of the Asset Sale is to occur after the date that is 20 days after the mailing of an Information Statement on Schedule 14C to our stockholders.

The foregoing description of the terms of the APA, does not purport to be complete and is qualified in its entirety by reference to the full text of the APA, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and the related Support and Voting Agreement, a copy which is filed as Exhibit 10.2 to this to this Quarterly Report on Form 10-Q.

Forbearance Agreements

First Forbearance Agreement

As stated above we are not in compliance with the financial covenants and the affirmative covenants of the Term Loan. In order to temporarily stop the event of default and prevent the Creditor from taking legal action and foreclosing on our assets, on August 27, 2019, a Forbearance Agreement and First Amendment to the Icagen Credit Agreement and a Forbearance Agreement and First Amendment to the Icagen-T Credit Agreement (collectively, the “First Forbearance Agreements”) were entered into, pursuant to which the Creditor advanced to Icagen-T, Inc., the aggregate principal sum of $2,000,000 maturing on June 30, 2020, bearing Payment In Kind (“PIK”) interest at the rate of 15% per annum, compounded monthly. We are also obligated to pay an exit fee of 5% ($100,000) on prepayment or maturity of the advance. Pursuant to the First Forbearance Agreements we issued to the Creditor warrants to purchase 599,991 shares of our common stock and 599,991 shares of our Series C Preferred Stock.

Second Forbearance Agreements

On January 13, 2020, a Forbearance Agreement and Second Amendment to the Icagen Credit Agreement and a Forbearance Agreement and Second Amendment to the Icagen-T Credit Agreement, was entered into (the “Second Forbearance Agreements”) with the Creditor. The Second Forbearance Agreements provided for an additional advance to Icagen-T of $1,000,000 (“Additional Advance”). The Additional Advance earns PIK interest at 15% per annum, compounded monthly and matures on June 30, 2020. In addition, the Company paid a commitment fee of 4% ($40,000) on the Additional Advance and is obligated to pay an exit fee of 5% ($50,000) upon prepayment or maturity of the Additional Advance. Pursuant to the Second Forbearance Agreements we issued to the Creditor 1,900,000 shares of our Series C Preferred Stock.

The Second Forbearance Agreements provided for a Standstill Termination until January 31, 2020.

We have agreed to take the following actions under the Second Forbearance Agreements, the failure to do so would constitute events of default under the Term Loans:

●	Sell the North Carolina Assets on or before February 15, 2020. In the event that the Loan Parties fail to achieve a sale of the North Carolina Business on or before February 15, 2020, then the Company shall issue an additional 600,000 Series C Preferred Stock to the Administrative Agent;

●	Sell the Tucson facility on or before February 28, 2020, provided, that upon the sale of the North Carolina Business, the deadline for causing the sale is extended to July 15, 2020;

●	Retain a real estate broker to sell the Tucson facility that is owned by Icagen-T, Inc. on or before March 31, 2020; and

●	Upon receipt of funds from the sale of the North Carolina Assets, make mandatory prepayments of the Term Loans in the aggregate amount of the lesser of: (i) the entire outstanding obligations owed to the Creditor which includes the Term Loan to Icagen-T, Inc. that the Corporation has guaranteed, and (ii) the net proceeds received from the sale of the Assets.

Third Forbearance Agreements

On February 12, 2020, a Forbearance Agreement and Third Amendment to the Icagen Credit Agreement and a Forbearance Agreement and Third Amendment to the Icagen-T Credit Agreement was entered into with the Creditor (collectively, the “Third Forbearance Agreements”) in order to temporarily stop the Creditor from taking legal action to exercise its rights and remedies under the Credit Agreements. The Creditor has agreed, under the Icagen Third Forbearance Agreement, to cease any collection procedures under the loan agreements until the earlier of March 15, 2020 and under the Icagen-T Third Forbearance Agreement, to cease any collection procedures under the loan agreements until the earlier of October 15, 2020 or, under both the Icagen and Icagen-T Forbearance Agreements, the occurrence of any one or more of the following events: (a) any Default or Event of Default under the Credit Agreements, in each case other than the existing defaults; (b) any failure by a loan party for any reason to comply with any term, condition, or provision contained in the Third Forbearance Agreements; (c) any representation made by a loan party in the Third Forbearance Agreements or pursuant to them that proves to be incorrect or misleading in any material respect when made; or (d) any Material Adverse Effect (as defined in the Credit Agreements) shall occur as determined in good faith by the Creditor. If any one of the above events occurs, that will be deemed a default under the Credit Agreements and the Creditor will again be permitted to take legal action to foreclose on the Term Loans.

We have agreed to take the following actions under the Third Forbearance Agreements, the failure to do so would constitute events of default under the Term Loans:

●	Sell the North Carolina Assets on or before March 15, 2020 and if not sold by March 15, 2020 then the Corporation must issue to the Creditor an additional 600,000 shares of Series C Preferred Stock;

●	Retain a real estate broker to sell the Tucson Facility that is owned by Icagen-T, Inc. on or before July 16, 2020; and

●

Upon receipt of funds from the sale of the Assets, including funds received in connection with any earn out, make mandatory prepayments of the Term Loans in the aggregate amount of the lesser of: (i) the entire outstanding obligations owed to the Creditor which includes the Term Loan to Icagen-T, Inc. that the Corporation has guaranteed, and (ii) the net proceeds received from the sale of the Assets, provided, however, that $5.45 million may be retained for working capital purposes after payment in full of amounts owed to the Purchaser under the Icagen Credit Agreement.

In addition, under the Third Forbearance Agreement to the Icagen-T Credit Agreement, Icagen-T has agreed to sell the Tucson Facility on or before August 15, 2020 for proceeds of greater than $20,000,000.

The foregoing descriptions of the terms of the First Forbearance Agreements, the Second Forbearance Agreements and the Third forbearance Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of each, copies of which are filed as Exhibits 4.1, 4.2, 4.3, 4.4, 4.5 and 4.6, respectively to this Quarterly Report on Form 10-Q.

Results of Operations for the three months ended September 30, 2019 and the three months ended September 30, 2018

Revenues

Revenues were $3,599,372 and $3,007,928 for the three months ended September 30, 2019 and 2018, respectively, representing an increase of $591,444 or 19.7%. The increase in revenue over the prior year is due to the recognition of deferred revenue and FTE fees on the Roche Collaboration agreement during the current period.

Government revenue was $115,505 and $0, representing 3.2% and 0% of total revenue, respectively for the three months ended September 30, 2019 and 2018, respectively.

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

Cost of sales

Cost of sales was $3,109,302 and $1,377,571 for the three months ended September 30, 2019 and 2018, respectively, an increase of $1,731,731 or 125.7%. Cost of sales is primarily comprised of direct expenses related to providing our services to our customers. These direct expenses include salary expenses directly related to our statements of work and research contracts including those of our scientific personnel, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts.

●	The salary expense included in cost of sales sold for the three months ended September 30, 2019 and 2018, respectively was $1,849,098 and $358,365, an increase of $1,490,733 or 416.0%. The increase is primarily due to the number of scientific people allocated to the Roche contract and the CFF contract during the current period and the reversal of bonus accrual of approximately $1,394,500 in the prior period. For additional information regarding salary expense reference is made to the discussion of total salary expense in Selling, general and administrative expenses below.

●	The laboratory supplies and direct materials included in cost of sales for the three months ended September 30, 2019 and 2018, respectively was $948,137 and $871,381, an increase of $76,756 or 8.8%, the increase is primarily due to the collaboration agreement entered into with Roche during December 2018.

●	Outside contractors’ cost included in cost of sales sold for the three months ended September 2019 and 2018, respectively, amounted to $312,067 and $147,825 an increase of $164,242 or 111.1% which is due to an increase in outside contractor costs utilized on internal research projects and additional work performed on the CFF and Roche collaboration agreements.

Gross profit

Gross profit was $490,070 and $1,630,357 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $1,140,287 or 69.9%. The decrease in gross profit is primarily due to the increase in cost of sales due to increased salary expenses related to revenue generated from the new collaboration projects and the release of accrued bonuses in the prior period.

Selling, general and administrative expenses

Selling, general and administrative expenses was $2,123,830 and $2,382,648 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $258,818 or 10.9%.

The major expenses making up selling, general and administrative expenses included the following:

	Three months ended September 30,		Increase/	Percentage
	2019	2018	(decrease)	change

Marketing and selling expenses	$4,943	$9,183	$(4,240)	(46.2)%
Payroll expense	451,607	399,792	51,815	13.0%
Research and development salaries	115,975	696,823	(580,848)	(83.4)%
Directors fees	55,000	55,000	-	-%
Stock option compensation expense	329,424	151,713	177,711	117.1%
Legal fees	103,259	28,976	74,283	256.4%
Consulting fees	176,688	118,633	58,055	48.9%
Facilities expense	660,623	607,342	53,281	8.8%
Travel expenditure	45,434	57,982	(12,548)	(21.6)%
Other expenses	180,877	257,204	(76,327)	(29.7)%
	$2,123,830	$2,382,648	$(258,818)	(10.9)%

The decrease in marketing expenditure over the prior period is primarily due a change in strategy with less reliance placed on developing a comprehensive Contract Research Organization (“CRO”) business model and focusing on collaborative agreements with specific customers, therefore less marketing effort was required during the current period.

Total salary expenses are allocated to the various expense categories detailed below depending on the level of activity of our employees on our commercial projects, internal research and development expenses and administrative activities. An increase in activity on projects will result in an increase in salary expense charged to cost of sales with a corresponding decrease in salary expense charged to research and development. A comparison of salary expenses is presented below.

Total salary expenditure for the three months ended September 30, 2019 and 2018, respectively is included in the following expense categories:

	Three months ended September 30,		Increase/	Percentage
	2019	2018	(decrease)	change

Cost of sales	$1,849,098	$358,365	$1,490,733	416.0%
Selling, general and administrative expenses	451,607	399,792	51,815	13.0%
Research and development salaries	115,975	696,823	(580,848)	(83.4)%
	$2,416,680	$1,454,980	$961,700	66.1%

The increase in total salary expenditure of $961,700 or 66.1% is primarily due to the reversal of bonus accruals in the prior period of approximately $1,394,500. After factoring in the bonus accrual reversal, the overall salary expenditure decreased by $432,848, primarily due to the restructure of the Tucson management team and the streamlining of our operations.

The payroll expense charged to cost of sales increased by $1,490,733, primarily due to the reversal of the bonus accrual in the prior period, the bulk of which was for laboratory employees, after taking the bonus accrual reversal into account, the slight increase in payroll expenses was due to the shift in allocation of salaries expenditure to cost of sales as more resources are allocated to the Roche and CFF collaboration projects.

The payroll expense charged to Selling, general and administrative expenses increased by $51,815 or 13.0%, primarily due to the reduction in the bonus provision in the prior period, as discussed above.

The research and development salaries decreased by $580,848 or 83.4% primarily due to the increased allocation of salary expenditure to costs of sales as more resources are allocated to the CFF and Roche collaboration projects and the streamlining of operations at our Tucson facility by the reduction in scientific staff.

Directors’ cash fees remained the same as the prior year, with no increase in directors’ headcount and with approved fees retained at prior year levels.

The stock option compensation charge increased by $177,711 or 117.1%. The charge for each period is dependent upon the number of options granted, any new options issued, the value of the options and the vesting schedule of these options. During 2019 we issued an additional 628,883 options to purchase shares of common stock to our employees. These options resulted in an increased expense in the current period as 229,883 of these options vested immediately with the balance vesting over a period of thirty six months.

Legal fees increased by $74,283 or 256.4%. The increase is primarily due to an increase in our general corporate legal fees incurred on the negotiations of the debt amendments which took place during the current period.

The increase in consulting fees of $58,055 or 48.9% is primarily due to the increase in technical consulting and management fees of scientific experts.

Facilities expense increased by $53,281 or 8.8%, primarily due to the increase in rental expenditure at our Durham facility.

Travel expenditure decreased by $12,548 or 21.6% primarily due to reduced travel incurred by our management and senior leadership teams between sites.

Other expenses represent various individually insignificant expenses which have decreased by an overall $76,327 primarily related to the reduction in staff at our Tucson facility and our efforts to reduce overall expenditure.

Depreciation and Amortization

Depreciation expense was $323,887 and $364,712 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $40,825 or 11.2%. The depreciation expense is primarily made up of depreciation of our laboratory equipment and software licensing, which makes up the majority of our capital assets. The decrease is attributable to the evaluation of our software licenses, several of which we did not renew and the reduction in the number of licenses purchased due to the reduction in headcount.

Amortization expense was $56,246 for the three months ended September 30, 2019 and 2018.

Other income

Other income was $878 and $118,834 for the three months ended September 30, 2019 and 2018, respectively, a decrease of $117,956 or 99.3%. Other income consisted of proceeds received from assets disposed of by an agent on our behalf. Other income in the prior period was for non-revenue pass through costs charged to our customers in the prior year.

Interest expense

Interest expense was $3,783,604 and $815,238 for the three months ended September 30, 2019 and 2018, respectively, an increase of $2,968,366 or 364.1%.

The interest expense consists of the following;

●	Imputed interest cost of $76,381 and $74,769 for the three months ended September 30, 2019 and 2018, respectively, an increase of $1,612, the imputed interest is based on the length of time to repay the Pfizer deferred purchase consideration based on our future revenue projections and minimum payments we are required to make and the accrual of the short term loan exit fee we are required to make.

●	Warrant and Series C stock valuation charge of $1,766,904 and $0 for the three months ended September 30, 2019 and 2018, respectively, an increase of $1,766,904, the charge relates to the value of the warrants and the excess of the series C stock over the value of the debt issued to the subordinated promissory note holders and the short term note holders during the current period. The value of the warrants was determined using a Black Scholes valuation model.

●	The amortization of debt discount of $1,350,987 and $323,981 for the three months ended September 30, 2019 and 2018, respectively, an increase of $1,027,006 or 317.0%, The increase is primarily due to; (i) an acceleration of the amortization of the debt discount on the term loans of $944,504 due to the anticipated repayment date of these loans as specified in the Forbearance Agreements; and (ii) the amortization of discount associated with the Series C Stock issued in conjunction with the subordinated promissory notes and the short term note advanced by perceptive during the current period.

●	Interest expense of $589,574 and $417,071 for the three months ended September 30, 2019 and 2018, respectively, an increase of $172,503 or 41.4%, the increase is primarily due to the increase in borrowing from $10,000,000 in 2018 to $17,250,000 in 2019, the interest due on bridge notes, subordinated promissory notes and the interest incurred on the Pfizer deferred purchase consideration;

●	Other interest was $(242) and $0 for the three months ended September 30, 2019 and 2018, respectively.

Derivative liability movement

Derivative liability movement was a gain of $129,033 and a loss of $(300,665) for the three months ended September 30, 2019 and 2018, respectively, a net movement of $429,698. The credit during the current period represents the mark to market of the derivative liability calculated on the warrants issued with the prior period convertible debt and the Series C Preferred stock warrants, with possible cash settlement upon the occurrence of a fundamental event.

Net loss

Net loss was $5,707,586 and $2,247,059 for the three months ended September 30, 2019 and 2018, respectively, an increase of $3,460,527 or 154.0%. The increase in net loss is attributable to the reduction in gross profit, primarily due to the allocation of salary expenditure to collaboration projects and the increase in interest expense due primarily to the acceleration of the amortization of the debt discount on the Term loan and the charge incurred on the value of the Series C warrants and Series C stock issued during the period, offset by the reduction in selling, general and administrative expenses and the net reduction in derivative liability movements.

Preferred stock dividends

Preferred stock dividends was $113,918 and $80,548 for the three months ended September 30, 2019 and 2018, respectively. The increase is attributable to the increase in the number of Series C Stock issued in conjunction with the subordinated promissory notes and the short term notes payable.

Net loss available to common stockholders

The net loss available to common stockholders was $5,821,504 and $2,327,607 for the three months ended September 30, 2019 and 2018, respectively, an increase of $3,493,897 or 150.1%. This is due to the reasons discussed above.

Results of Operations for the nine months ended September 30, 2019 and the nine months ended September 30, 2018.

Revenue

We had revenue totaling $10,965,410 and $10,465,046 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $500,364 or 4.8%. Revenue includes services revenue of $10,660,330 (representing 97.2% of total revenue) and $10,465,046 (representing 100% of total revenue) for the nine months ended September 30, 2019 and 2018, respectively, an increase of $195,284 or 1.9%. Government revenue was $305,080 and $0 (representing 2.8% and 0% of total revenue, respectively) for the nine months ended September 30, 2019 and 2018, respectively.

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

Cost of sales

Cost of sales totaled $8,078,648 and $6,898,815 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $1,179,833 or 17.1%. Cost of sales is primarily comprised of direct expenses related to providing our services to our customers. These direct expenses include salary expenses directly related to our statements of work and research contracts including those of our scientific personnel, recoverable expenses incurred on contracts, the cost of outside consultants, and direct materials used on our contracts.

●	The salary expense included in cost of sales for the nine months ended September 30, 2019 and 2018 respectively was $4,644,398 and $3,661,117, an increase of $983,281 or 26.9%. The increase is primarily due to the reduction in the bonus accrual and the increase in the number of laboratory staff working on our collaboration projects, as discussed under total salary expense in Selling, general and administrative expenses below.

●	The laboratory supplies and direct materials included in cost of sales for the nine months ended September 30, 2019 and 2018, amounted to $2,708,253 and $2,863,535 a decrease of $155,282 or 5.4%, which decrease is primarily due to the reduction in usage of expensive consumables on current business, these consumables expenses are generally passed through to our customers at low margins.

●	Outside contractors’ cost included in cost of sales for nine months ended September 30, 2019 and 2018, respectively, amounted to $725,996 and $374,163 an increase of $351,833 or 94.0% which is due primarily to outsourced labor on certain of our collaboration projects where we do not have the expertise to perform the work efficiently.

Gross profit

Gross profit amounted to $2,886,762 and $3,566,231 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $679,469 or 19.1%, primarily due to the reversal of the bonus accrual in the prior period, as discussed in cost of sales above.

Selling, general and administrative expenses

Selling, general and administrative expenses was $7,878,300 and $8,023,292 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $144,992 or 1.8%.

The major expenses making up selling, general and administrative expenses included the following:

	Nine months ended September 30,		Increase/	Percentage
	2019	2018	(decrease)	change

Marketing and selling expenses	$18,096	$55,734	$(37,638)	(67.5)%
Payroll expense	1,341,830	1,773,439	(431,609)	(24.3)%
Research and development salaries	1,440,851	2,232,601	(791,750)	(35.5)%
Directors fees	165,000	165,000	-	-%
Stock option compensation charge	1,531,528	457,333	1,074,195	234.9%
Legal fees	265,763	260,175	5,588	2.1%
Consulting fees	452,833	382,942	69,891	18.3%
Facilities expense	1,784,103	1,874,330	(90,227)	(4.8)%
Travel expenditure	185,694	106,535	79,159	74.3%
Other	692,602	715,203	(22,601)	(3.2)%
	$7,878,300	$8,023,292	$(144,992)	(1.8)%

 The decrease in marketing expenditure over the prior period is primarily due a change in strategy with less reliance placed on developing a comprehensive CRO business model, therefore less marketing effort was required during the current period.

Total payroll expenses are allocated to the various expense categories detailed below:

	Nine months ended September 30,		Increase/	Percentage
	2019	2018	(decrease)	change

Cost of sales	$4,644,398	$3,661,117	$983,281	26.9%
Selling, general and administrative expenses	1,341,830	1,773,439	(431,609)	(24.3)%
Research and development salaries	1,440,851	2,232,601	(791,750)	(13.7)%
	$7,427,079	$7,667,157	$(240,078)	(3.1)%

The decrease in total payroll expenditure of $240,078 is primarily due to the restructure of our Tucson management team and the streamlining of our operations. Included in the prior period was a reversal of a bonus accrual of $1,394,500, after factoring this into account, salary expenditure decreased by approximately $1,614,500 over the prior period.

The payroll expense charged to cost of sales increased by $983,281, primarily due to the reversal of the bonus accrual in the prior period, the bulk of which was for laboratory employees, after taking the bonus accrual reversal into account, the slight increase in payroll expenses was due to the shift in allocation of salaries expenditure to cost of sales as more resources are allocated to the Roche and CFF collaboration projects.

The payroll expense charged to Selling, general and administrative expenses decreased by $431,609, primarily due to the restructure of our Tucson management team and the reduction in the bonus provision in the prior period, as discussed above.

The research and development salaries decreased by $791,750 primarily due to the increased allocation of salary expenditure to costs of sales as more resources are allocated to the CFF and Roche collaboration projects and the streamlining of operations at our Tucson facility by the reduction in scientific staff.

Directors’ cash fees remained the same as the prior year, with no increase in directors’ headcount and with approved fees retained at prior year levels.

The stock option compensation charge increased by $1,074,195 or 234.9%. The charge for each period is dependent upon the number of options granted, any new options issued, the value of the options and the vesting schedule of these options. During 2019 we issued an additional 628,883 options to purchase shares of common stock were issued to our employees. These options resulted in an increased expense in the current period as 229,883 of these options vested immediately with the balance vesting over a period of thirty six months.

Legal fees increased by $5,588 or 2.1%. The increase is immaterial.

The increase in consulting fees of $69,891 or 18.3% is primarily due to the increase in technical consulting and management fees of scientific experts.

Facilities expense decreased by $90,227 or 4.8%, primarily due to decrease in outside services such as cleaning expenses, offset by an increase in rental expense at our Durham facility during the current period.

Travel expenditure increased by $79,159 or 74.3% primarily due to an increase in travel during the first six months of the current period after the restructure of our Tucson management team.

Other expenses represent various individually insignificant expenses which have decreased by an overall $22,601 primarily related to the reduction in staff at our Tucson facility and our efforts to reduce overall expenditure.

Depreciation and Amortization

We recognized depreciation expenses of $1,151,428 and $1,190,442 for the nine months ended September 30, 2019 and 2018 respectively, a decrease of $39,014 or 3.3%. The depreciation expense is primarily made up of depreciation of our laboratory equipment and software licensing, which makes up the majority of our capital assets. The decrease is attributable to the evaluation of our software licenses, several of which we did not renew and the reduction in the number of licenses purchased due to the reduction in headcount.

Amortization expense was $168,738 for the nine months ended September 30, 2019 and 2018.

Other income

Other income was $2,477 and $125,218 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $122,741 or 98.0%. Other income in the prior period was for non-revenue pass through costs charged to our customers in the prior year.

Interest expense

Interest expense was $5,349,510 and $2,366,170 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $2,983,340 or 126.1%.

The interest expense consists of the following;

●	Imputed interest cost of $207,535 and $224,307 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $16,772, the imputed interest is based on the length of time to repay the Pfizer deferred purchase consideration based on our future revenue projections and minimum payments we are required to make and the accrual of the short term loan exit fee we are required to make.

●	Warrant and Series C stock valuation charge of $1,766,904 and $0 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $1,766,904, the charge relates to the value of the warrants and the excess of the series C stock over the value of the debt issued to the subordinated promissory note holders and the short term note holders during the current period. The value of the warrants was determined using a Black Scholes valuation model.

●	The amortization of debt discount of $1,706,706 and $1,017,408 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $689,298 or 67.8%, The increase is primarily due to; (i) an acceleration of the amortization of the debt discount on the term loans of $944,504 due to the anticipated repayment date of these loans as specified in the Forbearance Agreements; (ii) the amortization is associated with the Term loans, the Series C Stock issued in conjunction with the subordinated promissory notes and the short term note advanced by perceptive during the current period, offset by (iii) the amortization of bridge discount in the prior period. In the current period.

●	Interest expense of $1,668,365 and $1,123,916 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $544,449 or 48.4%, the increase is primarily due to the increase in borrowing from $10,000,000 in 2018 to $17,250,000 in 2019, the interest due on bridge notes, subordinated promissory notes and the interest incurred on the Pfizer deferred purchase consideration;

●	Other interest was $0 and $539 for the nine months ended September 30, 2019 and 2018, respectively.

Derivative liability movement

Derivative liability movement was a gain of $841,053 and a loss of $(1,346,202) for the nine months ended September 30, 2019 and 2018, respectively, a net movement of $2,187,255. The credit during the current period represents the mark to market of the derivative liability calculated on the warrants issued with the prior period convertible debt and the Series C Preferred stock warrants, with possible cash settlement upon the occurrence of a fundamental event.

Net loss

Net loss was $10,857,684 and $9,480,136 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $1,377,548 or 14.5%. The increase in net loss is attributable to the reduction in gross profit, primarily due to the allocation of salary expenditure to collaboration projects and the increase in interest expense due primarily to the acceleration of the amortization of the debt discount on the Term loan and the charge incurred on the value of the Series C warrants and Series C stock issued during the period, offset by the reduction in selling, general and administrative expenses and the net reduction in derivative liability movements.

Preferred stock dividends

Preferred stock dividends was $280,537 and $140,088 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $140,449 or 100.3%. The increase is attributable to the increase in the number of Series C Stock issued in conjunction with the Term loan in the prior period and the subordinated promissory notes and the short term notes issued during the current period.

Net loss available to common stockholders

The net loss available to common stockholders was $11,138,221 and $9,620,224 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $1,517,997 or 15.8%. This is due to the reasons discussed above.

Liquidity and Capital Resources

We have a history of operating losses and net losses since inception and we have primarily funded our operations through sales of our unregistered equity securities and cash flows generated from government contracts and grants, settlement of lawsuits and more recently from debt funding and commercial customers. Although, we are generating revenue from commercial customers, we continue to experience losses and are currently unable to satisfy our debt obligations. To date, we have never generated sufficient cash from operations to pay our operating expenses. We have received $29,750,000 from Sanofi and despite the $2,250,000 we expect to derive from Icagen-T for services provided to Sanofi over the next nine months, we expect our expenses to remain at current levels and may continue to exceed such revenue. During the nine months ended September 30, 2019, we raised an additional $500,000 in subordinated promissory notes, and a further $2,000,000 in short term notes. Subsequent to September 30, 2019, we borrowed an additional $3,000,000 from the Creditor. During the year ended December 31, 2018, we raised an additional $2,800,000 through the issuance of shares of our Series C Preferred stock, an additional $500,000 through the issuance of Bridge Notes and a further $15,250,000 in Term Loans of which $10,200,000 was utilized to settle convertible debt outstanding. As of September 30, 2019, despite our fund raising efforts mentioned in the preceding sentence, we had not generated sufficient additional revenue from operations to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. These factors raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2018 with respect to this uncertainty. We anticipate that our current cash and cash equivalents, including cash derived from the Series C Preferred Stock issued, the term loans and the bridge notes will not be sufficient to meet our operating needs for the following 12 months from February 14, 2020 without additional revenue derived from operations, collaborations or financings. If we should require additional capital, we may consider multiple alternatives, including, but not limited to, additional equity financings, debt financings and/or funding from partnerships or collaborations. There can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise.

As of September 30, 2019, we had cash totaling $2,150,043, other current assets totaling $1,242,742 and total assets of $13,045,554. We had total current liabilities of $17,940,764 and a net working capital deficit of $14,547,979. Total liabilities were $39,409,987 including net deferred purchase consideration of $8,678,470. As a result of the terms loans (the “Term Loans’) that were entered into on August 31, 2018, pursuant to Credit Agreements with financial institutions from time to time party thereto as lender, and Perceptive Credit Holdings II, LP, (the “Creditor”), and additional loans made pursuant to amendments to the Credit Agreements, we have outstanding debt owed to the Creditor in the principal amount of $18,250,000 and we have unsecured notes in the principal amount of $800,000 outstanding. We are not in compliance with the financial covenants and the affirmative covenants of the Term Loan and have entered into forbearance agreements with the Purchaser in order to temporarily stop the event of default and prevent the Creditor from taking legal action and foreclosing on our assets and the assets of our subsidiaries. The forbearance agreements which are described in more detail below require that we sell our assets that are located in its Durham, North Carolina facility by March 15, 2020 and that we sell the facility located in Tucson by August 15, 2020.

The deferred purchase consideration includes a net present value discount of $921,530 (made up of a gross present value discount of $2,468,700 less imputed interest movements of $1,547,170), the gross amount still due in terms of the acquisition agreement with Pfizer, Inc., is $9,600,000 after the payment of $400,000 to date, based on a potential earn out charge of the greater of (i) 10% of gross revenues commencing in January 2017 per quarter and (ii) $250,000 per quarter, up to a maximum of $10,000,000 of which amounts in excess of $50,000 can be deferred and $200,000 was deferred for the quarters ended March 31, 2017 through to, December 31, 2018. The deferred amount bears interest at a rate of 12.5% per annum. Our stockholders’ deficit amounted to $26,364,433.

Unless we find another source of financing, we will be obligated to sell the Tucson facility resulting in the cessation of our operations. We cannot provide any assurances as to whether we will be able to consummate the Asset Sale or the sale of the Tucson facility or if we will ever receive any payments from the earn out.

Cash Flows

An analysis of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2019 and 2018 is provided below.

	Nine months ended September 30,		Increase/	Percentage
	2019	2018	(decrease)	change

Net cash used in operating activities	$(3,841,603)	$(6,197,224)	$2,355,621	38.0%
Net cash used in investing activities	(1,243,341)	(865,466)	(377,875)	(43.7)%
Net cash provided by financing activities	3,115,929	7,253,324	(4,137,395)	(57.0)%
Net (decrease) increase in cash and cash equivalents	$(1,969,015)	$190,634	$(2,159,649)	(1,132.9)%

Net cash used in operating activities was $(3,841,603) and $(6,197,224) for the nine months ended September 30, 2019 and 2018, respectively. The decrease in cash used in operating activities was primarily due to the following:

	Nine months ended September 30,		Increase/	Percentage
	2019	2018	(decrease)	change

Net loss	$(10,857,684)	$(9,480,136)	$(1,377,548)	14.5%
Adjustments for non-cash items	5,691,786	3,908,647	1,783,139	45.6%
Changes in operating assets and liabilities	1,324,295	(625,735)	1,950,030	(311.6)%
Net cash used in operating activities	$(3,841,603)	$(6,197,224)	$2,355,621	(38.0)%

The increase in net loss is discussed under net loss in the results of operations for the nine months ended September 30, 2019 and 2018, respectively.

The change in adjustments for non-cash items of $1,783,139 is primarily due to; (i) the $1,766,904 movement in warrants and Series C stock issued concurrent with the short term advance from Perceptive of $2,000,000 and the subordinated note holders; (ii) the increase in the movement of stock based compensation of $1,074,195 primarily due to the number of options issued during April 2019 which are being amortized in the current period; (iii) ) the movement on the gain on debt extinguishment of $495,783, arising from the repayment of the convertible notes in the prior period; (iv) an increase in the amortization of debt discount of $689,298 primarily due to the accelerated amortization of debt discount on the Term Loans, offset by a reduction of debt discount on bridge notes issued in the prior period; offset by (v) a decrease in the movement of derivative liabilities of $(2,187,255) primarily due to the mark-to-market movement on the derivative liability outstanding on outstanding warrants.

The change in the movement in operating assets and liabilities of $1,950,030 included (i) an increase in the funds available by an increase in accounts payable balances of $69,455; (ii) an increase in funds available by a reduction in accounts receivable balances of $1,285,871; (iii) an increase in funds available from a reduction in other payables and accrued expenses of $1,671,724, primarily due to the reversal of the bonus provision in the prior period offset by; (iv) a decrease in the movement of deferred revenues of $(910,420) due to the recognition of revenue from up-front payments.

Net cash used in investing activities increased by $377,875 primarily due to the acquisition of new laboratory equipment during the current period to increase our efficiencies.

Net cash provided by financing activities decreased by $4,137,395, primarily due to; i) a net reduction in debt funding of $2,100,000 after the payment of fees; ii) a reduction in proceeds from equity sales of $2,800,000; offset by iii) the funding of laboratory equipment of $655,133.

Other Commitments

As a result of the agreements that we entered into with Pfizer we are obligated; (i) make additional payments in terms of the Asset Purchase and Collaboration Agreement that we entered into on June 26, 2015 with Pfizer including beginning in 2017, a quarterly earn out payment (the “Earn Out Payment”) of 10% of revenue earned during the quarter, with a minimum payment of $250,000 per quarter, up to a maximum aggregate payment of $10,000,000, such minimum being reduced to $50,000 for the quarters ending March 2017 to December 2018 and the difference between $250,000 or the quarterly amount paid and the actual calculation of deferred purchase consideration at 10% of gross revenue per quarter is being deferred and paid as one lump sum.

We have recently entered into a thirty six month operating lease agreement for approximately 11,207 square feet located at Suite 350 and suite 380, 4222 Emperor Boulevard, Durham, North Carolina. The undiscounted future minimum lease payments in terms of the lease amount to $634,314. The Company paid a deposit of $19,612 on commencement of the lease.

We, through Icagen and our subsidiary, Icagen-T, on August 31, 2018, entered into a Credit Agreement with an institutional investor, pursuant to which we were advanced the aggregate principal sum of $15,250,000 pursuant to four year senior secured term loans, maturing on August 31, 2022, bearing interest at the rate of one month Libor plus 9.75%, with a minimum rate of 12% per annum (the “Term Loans”). The Term Loans amortize commencing on the last day of each month after August 31, 2020 at an amount equal to $152,500.

We, on August 26, 2019, issued Subordinated Promissory Notes (SBN’s”) in the aggregate principal amount of $500,000. The SBN’s earn PIK interest at a rate of 15% per annum based on a 360 day year and matures on February 28, 2023.

We also, through our subsidiary Icagen-T, on August 27, 2019, entered into Forbearance Agreements with an institutional investor, pursuant to which we were advanced a further aggregate principal sum of $2,000,000 maturing on June 30, 2020, bearing PIK interest at the rate of 15% per annum, compounded monthly. We are also obligated to pay an exit fee of 5% ($100,000) on prepayment or maturity of the advance.

In addition to the advances above, we amended the Forbearance Agreements on January 13, 2020 and were provided with an additional advance to Icagen-T of $1,000,000. The Additional Advance earns PIK interest at 15% per annum, compounded monthly and matures on June 30, 2020. In addition, we paid a commitment fee of 4% ($40,000) on the Additional Advance and we are obligated to pay an exit fee of 5% ($50,000) upon prepayment or maturity of the Additional Advance.

The amount of future minimum lease payments under finance leases as of September 30, 2019 are as follows:

Amount

Remainder of 2019	$337,862
2020	378,827
2021	29,965
Total undiscounted minimum future lease payments	746,654
Imputed interest	(64,780)
Total finance lease liability	$681,874

The amount of future minimum lease payments under operating leases are as follows:

Amount

Remainder of 2019	$61,653
2020	242,166
2021	247,264
2022	83,231
Total undiscounted minimum future lease payments	634,314
Imputed interest	(73,503)
Total operating lease liability	$560,811

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the nine months ended September 30, 2019 we had a net loss of $10,857,684 and for the year ended December 31, 2018 we had a net loss of $13,039,313. The only year that we had net income was the year ended December 31, 2014 when we received proceeds from the settlement of the Los Alamos National Security, LLC matter. We cannot be certain that our business strategy will ever be successful. Future revenues and profits, if any, will depend upon various factors, including the success, if any, of our expansion plans and our services to biotechnical and pharmaceutical customers, successful development and commercialization of product candidates, marketability of our technology, instruments and services, our ability to maintain favorable relations with manufacturers and customers, and general economic conditions. There is no assurance that we can operate profitably or that we will successfully implement our plans. There can be no assurance that we will ever generate positive earnings.

A significant portion of our net revenue has been generated from services provided to a limited number of our customers.

For the nine months ended September 30, 2019 we derived 97.2% of our revenues from commercial revenue and 81.0% of our commercial revenues was derived from four customers during the nine months ended September 30, 2019. For the year ended December 31, 2018, we derived 100% of our revenues from commercial revenues for services provided to pharmaceutical and biotech customers, of which 89.3% was derived from seven customers. Our business model which now concentrates on commercial customers is relatively new and there can be no assurance that we will be able to increase the revenue derived from commercial customers to a significant amount. Our master services agreement with Sanofi guaranteed $32 million over a five-year period of which $29,750,000 has been received and a further $2,250,000 is expected to be paid in the next 9 months, subject to us meeting certain terms and conditions. There can be no assurance that we will attract a sufficient number of other pharmaceutical companies to provide our services to or that Pfizer, Sanofi and our other customers will continue to use our services or that Sanofi will increase the scope of the services required. We do not have enough information regarding our new business model to assess its success.

We will need to generate significant revenue or raise additional capital to fully implement our business plan and meet our existing obligations, which may not be available on commercially reasonable terms, or at all, and which may dilute your investment.

We incurred a net loss of $10,857,684 for the nine months ended September 30, 2019 and a net loss of $13,039,313 for the year ended December 31, 2018. Achieving and sustaining profitability will require us to increase our revenues and manage our product, operating and administrative expenses. We cannot guarantee that we will be successful in achieving profitability. Pursuant to the terms of our asset purchase agreement with Pfizer, as amended July 15, 2016 (the Pfizer APA), we are required to pay Pfizer, a lump sum of unpaid deferred purchase consideration due for the period January 1, 2017 to December 31, 2018 of $1,600,000, the deferred portion of the quarterly payments from January 2017 until December 31, 2018 on March 31, 2019 and thereafter a minimum payment of $250,000 each quarter up to a maximum of $10,000,000. Pursuant to the terms of our asset purchase agreement with Sanofi (the Sanofi APA), our subsidiary, Icagen-T, agreed to maintain and pay the maintenance costs of the Sanofi chemical libraries that remain at the Tucson Facility. We are also required to make significant payments under the terms of our outstanding term loans. We do not believe we will generate sufficient revenues to pay our expenses and our existing sources of cash and cash flows are otherwise insufficient to fund our activities. Unless we raise additional funds or increase revenues sufficient to repay our outstanding debt, we will be forced to comply with the terms of the Third Forbearance Agreements, which will result in the cessation of operations. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities, such as senior secured notes, may have rights, preferences and privileges senior to those of our existing stockholders.

The value of the Earn out may not be realized.

The earn out will entitle us to receive funds if certain milestones are met. There can be no assurance that these milestones will be met and that any funds will be received.

There can be no assurance that the portion of the purchase price held in escrow will be released.

A portion of the purchase price to be paid by Buyer will be held in escrow to cover any indemnification claims. There can be no assurance that the escrow funds will be released in full or at all since certain indemnification rights under the APA may be satisfied through the escrow.

If the conditions to the Asset sale are not met, the acquisition will not occur.

Pursuant to the APA, we have several conditions which must be met in order for Buyer to consummate the Asset Sale. If we fail to fulfill these conditions by April 10, 2020, Buyer has the right to terminate the APA. If the asset sale is not consummated by April 10, 2020, we will be in default under the Term Loans and the Creditor could foreclose on our assets and those of our subsidiaries.

If the conditions set forth in the Third Forbearance Agreements are not met, we will be in default under the Term Loans and the Creditor could foreclose on all of our assets and those of our subsidiaries.

Pursuant to the third Forbearance Agreements we have several conditions to meet in order for the Creditor to be obligated to standstill, including the sale of the assets by March 15, 2020 and the sale of the Tucson facility for proceeds in excess of $20,000,000 by August 15, 2020. There can be no assurance that we can fulfill the conditions set forth in the Third Forbearance Agreements.

The APA limits our ability to pursue alternative opportunities

Certain “no shop” provisions included in the APA make it difficult for us to sell the Assets to a party other than Buyer. These provisions include the general prohibition on us soliciting any acquisition transaction and a break up fee if we should accept a superior offer. These provisions might discourage a third party with an interest in acquiring all of or a significant part of the Assets from considering or proposing an acquisition, including a proposal that might be more advantageous to our stockholders.

RISKS RELATED TO OUR DEBT OBLIGATIONS

Our substantial leverage may impair our financial condition and prevent us from fulfilling our obligations under the notes.

We have a substantial amount of indebtedness. As of February 14, 2020, principal debt owed under the Term Loans and Short-term Term loans, 15% Subordinated Promissory Notes and Bridge Notes was $19.05 million. Our substantial leverage could have important consequences to investors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 27, 2019, in connection with the entry into the Forbearance Agreements and First Amendments to Credit Agreements and Guarantees, (i) the Icagen-T Term Loan was increased by $2,000,000, (ii) we issued to Perceptive Credit Holdings II, LP (“Perceptive”), a warrant to purchase 599,991 shares of our common stock and (iii) we issued Perceptive, 599,991 shares of Series C Preferred Stock. The warrant is exercisable for a period of seven years from August 27, 2019 and the per-share exercise price is $3.50, subject to certain adjustments as specified in the warrant (the “Exercise Price”). Upon any exercise of the Warrant, the Exercise Price is payable in cash or, at the holder’s option, by withholding a number of shares of Common Stock then issuable upon exercise of the Warrant with an aggregate fair market value equal to the aggregate Exercise Price. The Warrant also contains customary anti-dilution adjustments and price protection.

On January 13, 2020, in connection with the entry into the Forbearance Agreements and Second Amendments to Credit Agreements and Guarantees, (i) the Icagen-T Term Loan was increased by $1,000,000, (ii) we issued Perceptive, 1,900,000 shares of Series C Preferred Stock.

The Company issued to Perceptive the securities set forth above in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company relied on this exemption from registration for private placements based in part on the representations made by Perceptive, including the representations with respect to Perceptive’s status as an accredited investor, as such term is defined in Rule 501(a) of the Securities Act, and Perceptive’s investment intent.

Item 3. Defaults Upon Senior Securities.

Our Term Loans are in default subject to forbearance agreements, See Recent Developments for a description of the Forbearance Agreements.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The disclosure provided under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments is hereby incorporated by reference into this Item 5.

Item 6. Exhibits

4.1	Forbearance Agreement and First Amendment to Credit Agreement and Guaranty entered into as of August 27, 2019 by and among Icagen-T, Inc., Icagen, Inc., the Subsidiary Guarantors party thereto, each financial institution from time to time party thereto as lender, and Perceptive Credit Holdings II, LP, as administrative agent for the Lenders.
4.2	Forbearance Agreement and First Amendment to Credit Agreement and Guaranty entered into as of August 27, 2019 by and among Icagen, Inc., the Subsidiary Guarantors party thereto, each financial institution from time to time party thereto as lender, and Perceptive Credit Holdings II, LP, as administrative agent for the Lenders.
4.3	Forbearance Agreement and Second Amendment to Credit Agreement and Guaranty entered into as of January 13, 2020 by and among Icagen-T, Inc., Icagen, Inc., the Subsidiary Guarantors party thereto, each financial institution from time to time party thereto as lender, and Perceptive Credit Holdings II, LP, as administrative agent for the Lenders.
4.4	Forbearance Agreement and Second Amendment to Credit Agreement and Guaranty entered into as of January 13, 2020 by and among Icagen, Inc., the Subsidiary Guarantors party thereto, each financial institution from time to time party thereto as lender, and Perceptive Credit Holdings II, LP, as administrative agent for the Lenders.
4.5	Forbearance Agreement and Third Amendment to Credit Agreement and Guaranty entered into as of February 12, 2020 by and among Icagen-T, Inc., Icagen, Inc., the Subsidiary Guarantors party thereto, each financial institution from time to time party thereto as lender, and Perceptive Credit Holdings II, LP, as administrative agent for the Lenders.
4.6	Forbearance Agreement and Third Amendment to Credit Agreement and Guaranty entered into as of February 12, 2020 by and among Icagen, Inc., the Subsidiary Guarantors party thereto, each financial institution from time to time party thereto as lender, and Perceptive Credit Holdings II, LP, as administrative agent for the Lenders.
4.7	Warrant to purchase 599,991 shares of common stock issued to Perceptive Credit Holdings II, LP,
10.1	Asset Purchase Agreement dated as of February 11, 2020 by and between Icagen, Inc. and Adjacent Acquisition Co., LLC
10.2	Form of Voting and Support Agreement
31.1	Certification of Richard Cunningham, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Mark Korb, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Richard Cunningham, Chief Executive Officer, pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification Mark Korb, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)
101.	INS XBRL Instance Document (1)
101.	SCH XBRL Taxonomy Extension Schema Document (1)
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document (1)
101.	LAB XBRL Taxonomy Extension Label Linkbase Document (1)
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith

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

Date: February 18, 2020